Form 10-Q
period 2020-06-30
Fathom Holdings Inc.
filed 2020-08-19
CIK 1753162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2020

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-39412

FATHOM HOLDINGS INC.

(Exact name of registrant as specified in its charter)

North Carolina	82-1518164
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

211 New Edition Court, Suite 211

Cary, North Carolina 27511

(Address of principal executive offices) (Zip Code)

(888) 455-6040

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, no par value per share	FTHM	Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2020, the registrant had 13,640,381 shares of common stock outstanding.

FATHOM HOLDINGS INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,490,278	$579,416
Accounts receivable	1,203,947	304,769
Agent annual fees receivable, net of allowance for doubtful accounts of $449,076 and $349,420	769,899	356,131
Due from affiliates	1,476	2,561
Prepaid and other current assets	398,010	411,202
Total current assets	3,863,610	1,654,079
Property and equipment, net	99,391	105,972
Capitalized software, net	644,421	464,842
Lease right of use assets	213,501	265,140
Total assets	$4,820,923	$2,490,033

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$4,346,927	$2,806,228
Due to affiliates	23,087	23,658
Loan payable - current portion	17,244	17,095
Notes payable - current portion	135,349	—
Lease liability - current portion	63,767	89,566
Total current liabilities	4,586,374	2,936,547
Loan payable, net of current portion	26,433	35,093
Notes payable, net of current portion	818,232	500,000
Lease liability, net of current portion	152,814	177,578
Total liabilities	5,583,853	3,649,218

Commitments and contingencies

Stockholders' Deficit
Common stock, $0.00 par value, 100,000,000 authorized and 10,210,571 and 10,211,658 issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Treasury Stock, at cost, 5,683 and 0 shares as of June 30, 2020 and December 31, 2019	(30,000)	—
Additional paid-in capital	5,296,610	4,988,382
Accumulated deficit	(6,029,540)	(6,147,567)
Total stockholders' deficit	(762,930)	(1,159,185)
Total liabilities and stockholders' equity	$4,820,923	$2,490,033

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenue	$38,688,744	$27,792,313	$67,527,575	$45,927,039
Cost of revenue	36,356,779	26,026,425	63,044,034	42,879,197

Gross profit	2,331,965	1,765,888	4,483,541	3,047,842

General and administrative	2,009,277	2,743,398	3,939,353	5,405,443
Marketing	138,231	46,187	368,664	103,949
Total operating expenses	2,147,508	2,789,585	4,308,017	5,509,392

Income (loss) from operations	184,457	(1,023,697)	175,524	(2,461,550)

Other expense (income), net
Interest expense, net	32,659	27,061	65,497	54,431
Other income, net	(10,000)	—	(10,000)	—
Other expense (income), net	22,659	27,061	55,497	54,431

Income (loss) from operations before income taxes	161,798	(1,050,758)	120,027	(2,515,981)
Income tax (expense) benefit	(1,000)	12,000	(2,000)	7,980
Net income (loss)	$160,798	$(1,038,758)	$118,027	$(2,508,001)

Net income (loss) per share
Basic	$0.02	$(0.11)	$0.01	$(0.26)
Diluted	$0.02	$(0.11)	$0.01	$(0.26)

Weighted average common shares outstanding
Basic	9,996,775	9,779,753	9,996,939	9,745,574
Diluted	10,030,025	9,779,753	10,016,269	9,745,574

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Six months ended June 30, 2020
	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid in Capital	Accumulated deficit	Total
Balance at December 31, 2019	10,211,658	$—	—	$—	$4,988,382	$(6,147,567)	$(1,159,185)
Issuance of common stock	15,726	—	—	—	83,014	—	83,014
Share-based compensation	(4,216)	—	—	—	124,721	—	124,721
Net loss	—	—	—	—	—	(42,771)	(42,771)
Balance at March 31, 2020	10,223,168	$—	—	$—	$5,196,117	$(6,190,338)	$(994,221)
Purchase of treasury stock	(5,683)	—	5,683	(30,000)	—	—	(30,000)
Share-based compensation	(6,914)	—	—	—	100,493	—	100,493
Net income	—	—	—	—	—	160,798	160,798
Balance at June 30, 2020	10,210,571	$—	5,683	$(30,000)	$5,296,610	$(6,029,540)	$(762,930)

	Six months ended June 30, 2019
	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid in Capital	Accumulated deficit	Total
Balance at December 31, 2018	9,440,061	$—	—	$—	$2,287,312	$(2,055,270)	$232,042
Issuance of common stock	122,255	—	—	—	576,000	—	576,000
Share-based compensation	193,081	—	—	—	910,092	—	910,092
Net loss	—	—	—	—	—	(1,469,243)	(1,469,243)
Balance at March 31, 2019	9,755,397	$—	—	$—	$3,773,404	$(3,524,513)	$248,891
Share-based compensation	133,065	—	—	—	645,032	—	645,032
Net loss	—	—	—	—	—	(1,038,758)	(1,038,758)
Balance at June 30, 2019	9,888,462	$—	—	$—	$4,418,436	$(4,563,271)	$(144,835)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$118,027	$(2,508,001)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	63,771	23,633
Bad debt expense	99,656	81,694
Share based compensation	225,214	1,555,124
Change in operating assets and liabilities:
Accounts receivable	(899,178)	784,693
Agent annual fees receivable	(513,424)	(388,122)
Due from affiliates	1,085	188,621
Prepaid and other assets	13,192	10,641
Accounts payable and accrued liabilities	1,540,699	(198,592)
Operating lease right of use assets	51,639	42,674
Operating lease liabilities	(50,563)	(41,735)
Due to affiliates	(571)	1
Net cash provided by (used in) operating activities	649,547	(449,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,369)	(11,137)
Purchase of capitalized software	(227,400)	(136,600)
Net cash used in investing activities	(236,769)	(147,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on loan payable	(8,511)	(8,364)
Proceeds from issuance of common stock	83,014	576,000
Purchase of treasury stock	(30,000)	—
Proceeds from note payable	453,581	—
Net cash provided by financing activities	498,084	567,636

Net increase (decrease) in cash and cash equivalents	910,862	(29,470)
Cash and cash equivalents at beginning of period	579,416	1,008,538
Cash and cash equivalents at end of period	$1,490,278	$979,068

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$65,560	$54,500
Income taxes paid	$2,261	$12,505
Right of use assets obtained in exchange for lease liabilities	$—	$261,814

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Nature of Operations

Fathom Holdings Inc. (“Fathom Holdings,” and collectively with its consolidated subsidiaries and affiliates, the “Company”) is a cloud-based, technology-driven platform-as-a-service company, working with agents, to help individuals purchase and sell residential properties primarily in the South, Atlantic, Southwest and Western parts of the United States. The Company has operations located in multiple states nationwide. The Company is engaged by its customers to assist with buying, selling, or leasing property. In exchange for its services, the Company is compensated by commission income earned upon closing of the sale of a property or execution of a lease. Typically, within the brokerage industry, all brokers involved in a sale are compensated based on commission rates negotiated in a listing agreement. Agents on the “buy” and “sell” sides of each transaction share the total commission identified in the listing agreement. The Company may provide services to the buyer, seller, or both parties to a transaction. When the Company provides services to the seller in a transaction, it recognizes revenue for its portion of the commission, which is calculated as the sales price multiplied by the commission rate less the commission separately distributed to the buyer’s agent, or the “sell” side portion of the commission. When the Company provides services to the buyer in a transaction, the Company recognizes revenue in an amount equal to the sales price for the property multiplied by the commission rate for the “buy” side of the transaction. In instances in which the Company represents both the buyer and the seller in a transaction, it recognizes the full commission on the transaction. The Company operates as one operating and reporting segment.

On July 10, 2020, the Company approved a 4.71352-for-one reverse stock split of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. All fractional shares as a result of the reverse stock split were rounded up to a full share. The par value and other terms of the common stock were not affected by the reverse stock split.

All share and per share amounts, including stock options, have been retroactively adjusted in these financial statements for all periods presented to reflect the 4.71352-for-one reverse stock split. Further, exercise prices of stock options have been retroactively adjusted in these financial statements for all periods presented to reflect the 4.71352-for-one reverse stock split.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation — The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 with the SEC on July 31, 2020. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The unaudited interim condensed consolidated financial statements include the accounts of Fathom Holdings’ wholly owned subsidiaries. All transactions and accounts between and among its subsidiaries have been eliminated. All adjustments and disclosures necessary for a fair presentation of these unaudited interim condensed consolidated financial statements have been included.

Certain Significant Risks and Business Uncertainties — The Company is subject to the risks and challenges associated with companies at a similar stage of development. These include dependence on key individuals, successful development and marketing of its offerings, and competition with larger companies with greater financial, technical, and marketing resources. Further, during the period required to achieve substantially higher revenue in order to become consistently profitable, the Company may require additional funds that might not be readily available or might not be on terms that are acceptable to the Company.

Consideration of Going Concern — The Company has a history of negative cash flows from operations and operating losses and experienced net income of $0.1 million for the six months ended June 30, 2020 and a net loss of approximately $4.1 million for the year ended December 31, 2019. Additionally, the Company anticipates further expenditures associated with the process of expanding the business. Combined with the Company’s negative working capital and stockholders’ deficit, management determined these conditions raised substantial doubt as to the Company’s ability to continue as a going concern. Management believes that its planned budget, which includes continued increases in the number of our agents and transactions at rates consistent with historical growth, and the expected ability to achieve sales volumes necessary to cover forecasted expenses along with the $31.3 million in proceeds from the IPO completed on August 4, 2020 (See Note 13) alleviates the substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of the issuance of the unaudited interim condensed consolidated financial statements.

COVID-19 Risks, Impacts and Uncertainties — On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 Outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally.

We are subject to the risks arising from the COVID-19 Outbreak’s social and economic impacts on the residential real estate industry. Our management believes that the social and economic impacts, which include but are not limited to the following, could have a significant impact on future financial condition, liquidity, and results of operations: (i) restrictions on in-person activities associated with residential real estate transactions arising from shelter-in-place, or similar isolation orders; (ii) decline in consumer demand for in-person interactions and physical home tours; and (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individual investment portfolios, and more stringent mortgage financing conditions.

In response to the COVID-19 Outbreak, the Company has implemented cost saving measures including elimination of non-essential travel and in-person training activities, and deferral of certain planned expenditures. Additionally, our Chief Executive Officer, Joshua Harley, and our President and Chief Financial Officer, Marco Fregenal, voluntarily took no base salary for March and April 2020. In addition, our Chief Broker Operations Officer, Samantha Giuggio, and one other senior employee voluntarily took 50% reductions in their base salary for those months. Based in part on business operations and results through the end of April, the Company resumed paying all of these salaries in full in May. Given the daily evolution of the COVID-19 Outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 Outbreak on its results of operations, financial condition, or liquidity for the year ending December 31, 2020 and beyond. If the COVID-19 Outbreak continues, it may have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations.

Use of Estimates — The preparation of consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to provisions for doubtful accounts, legal contingencies, income taxes, deferred income tax, asset valuation allowances, and share-based compensation. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company might differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market instruments. From time to time, the Company’s cash deposits exceed federally insured limits. The Company has not experienced any losses resulting from these excess deposits.

Fair Value Measurements — FASB ASC 820, Fair Value Measurement, (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The methodology establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

• Level 1 inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).

• Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or prices that vary substantially).

• Level 3 inputs are unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).

The fair value of cash and cash equivalents, accounts receivable, agent annual fees receivable, prepaids and other current assets, due from affiliates, accounts payable and accrued liabilities, and due to affiliates approximate their carrying value due to their short-term maturities. The loan and note payable, and lease liability are presented at their carrying value, which based on borrowing rates currently available to the Company for loans and leases with similar terms, approximates their fair values.

Accounts Receivable — Accounts receivable consist of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances.

Agent Annual Fees Receivable — Agent annual fees receivable consist of the $500 fee every agent pays on their first sale or their one year anniversary date, which is recognized as a reduction to Cost of Revenue ratably over the year in which the fee pertains.

Property and Equipment — Property and equipment is stated at cost, less accumulated depreciation. Maintenance and repairs are charged to expense when incurred. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in current earnings. Depreciation is provided using the straight-line method in amounts considered to be sufficient to amortize the cost of the assets to operations over their estimated useful lives, as follows:

Asset category	Depreciable life
Vehicles	7 years
Computers and equipment	5 years
Furniture and fixtures	7 years

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets were considered to be impaired, an impairment loss would be recognized as the difference between the fair value and carrying value when the carrying amount of the asset exceeds the fair value of the asset. To date, no such impairment has occurred.

Capitalized internal use software — Costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, direct internal and external costs relating to upgrades or enhancements that meet the capitalization criteria are capitalized in property and equipment and amortized on a straight-line basis over their estimated useful lives. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the websites (or software) that result in added functionality, in which case the costs are capitalized as well.

Capitalized software costs are amortized over the expected useful lives of those releases. Currently, capitalized software costs for internal use has a useful life estimated at three years.

Estimated useful lives of website and software development activities are reviewed annually or whenever events or changes in circumstances indicate that intangible assets may be impaired and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades or enhancements to the existing functionality.

Revenue Recognition — We apply the provisions of FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), and all related appropriate guidance. The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when a performance obligation is satisfied.

The Company’s revenue substantially consists of commissions generated from real estate brokerage services. The Company is contractually obligated to provide for the fulfillment of transfers of real estate between buyers and sellers. The Company provides these services itself and controls the services of its agents necessary to legally transfer the real estate. Correspondingly, the Company is defined as the principal. The Company, as principal, satisfies its obligation upon the closing of a real estate transaction. The Company has concluded that agents are not employees of the Company, rather deemed to be independent contractors. Upon satisfaction of its obligation, the Company recognizes revenue in the gross amount of consideration it is entitled to receive. The transaction price is calculated by applying the Company’s portion of the agreed-upon commission rate to the property’s selling price. The Company may provide services to the buyer, seller, or both parties to a transaction. When the Company provides services to the seller in a transaction, it recognizes revenue for its portion of the commission, which is calculated as the sales price multiplied by the commission rate less the commission separately distributed to the buyer’s agent, or the “sell” side portion of the commission. When the Company provides services to the buyer in a transaction, the Company recognizes revenue in an amount equal to the sales price for the property multiplied by the commission rate for the “buy” side of the transaction. In instances in which the Company represents both the buyer and the seller in a transaction, it recognizes the full commission on the transaction. Commissions revenue contains a single performance obligation that is satisfied upon the closing of a real estate transaction, at which point the entire transaction price is earned. The Company’s customers remit payment for the Company’s services to the title company or attorney closing the sale of property at the time of closing. The Company receives payment upon close of property or within days of the closing of a transaction. The Company is not entitled to any commission until the performance obligation is satisfied and is not owed any commission for unsuccessful transactions, even if services have been provided.

The Company has utilized the practical expedient in ASC 606 and elected not to capitalize contract costs for contracts with customers with durations less than one year. The Company does not have significant remaining unfulfilled performance obligations or contract balances.

Cost of Revenue — Cost of revenue consists primarily of agent commissions less transaction and annual fees paid by our agents.

Marketing Expenses — Marketing expenses consist primarily of marketing and promotional materials. Marketing costs are expensed as they are incurred.

Leases — The Company adopted FASB ASC Topic 842, Leases, (“ASC 842”) on January 1, 2019. The Company categorizes leases at their inception as either operating or finance leases. On certain lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments.

Share-based Compensation — Share-based compensation for employees and non-employees (principally independent contractor agents) is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are recognized when they occur. Fully vested restricted stock awards are measured on grant date at fair value.

Income Taxes — Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the combined financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. The Company will establish a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before either the Company is able to realize their benefit or that future deductibility is uncertain.

The Company believes that it is currently more likely than not that its deferred tax assets will not be realized and as such, it has recorded a full valuation allowance for these assets. The Company evaluates the likelihood of the ability to realize deferred tax assets in future periods on a quarterly basis, and when appropriate evidence indicates it would release its valuation allowance accordingly. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and accumulated deficit, the Company provided a full valuation allowance against the U.S. tax assets resulting from the tax losses as of June 30, 2020 and December 31, 2019.

Deferred Offering Costs — Deferred offering costs are included in prepaid and other current assets and consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Company’s initial public offering (“IPO”) and that will be charged to stockholders’ equity upon the completion of the IPO. The Company’s IPO closed on August 4, 2020.

For the six months ended June 30, 2020 and the year ended December 31, 2019, the Company capitalized approximately $213,000 and $37,000, respectively, of deferred offering costs related to the IPO. For the six months ended June 30, 2019, the Company did not capitalize any deferred offering costs related to the IPO.

Earnings (Loss) Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) attributable to the Company by the weighted-average number of shares of common stock outstanding for the period. Our diluted earnings per share of common stock is computed similarly to basic earnings per share, except that it reflects the effect of shares of common stock issuable for presently unvested restricted stock and upon exercise of stock options, using the treasury stock method in periods in which they have a dilutive effect.

The following table shows the computation of weighted-average diluted shares for the three and six months ended June 30, 2020 and June 30, 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Weighted-average basic shares outstanding	9,996,775	9,779,753	9,996,939	9,745,574
Effect of dilutive securities:
Stock options	3,483	—	1,441	—
Unvested restricted stock awards	29,767	—	17,889	—
Weighted-average diluted shares	10,030,025	9,779,753	10,016,269	9,745,574

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. The new standard is effective for the Company for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements and intends to adopt the standard on January 1, 2023.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which modifies ASC 740 to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 is effective for the Company for interim and annual reporting periods beginning after December 15, 2021. The Company is currently assessing the impact of ASU 2019-12, but it is not expected to have a material impact on the Company’s consolidated financial statement.

Note 3. Property and Equipment, Net

Property and equipment, net consisted of the following at the dates indicated:

	June 30, 2020	December 31, 2019
	(Unaudited)
Vehicles	$119,324	$119,324
Computers and equipment	82,484	73,115
Furniture and fixtures	30,058	30,058
Total property and equipment	231,866	222,497
Accumulated depreciation	(132,475)	(116,525)
Total property and equipment, net	$99,391	$105,972

Depreciation expense for property and equipment was approximately $8,000 and $6,000 for the three months ended June 30, 2020 and 2019, respectively, and $16,000 and $12,000 for the six months ended June 30, 2020 and 2019, respectively.

Note 4. Capitalized Software, Net

Capitalized software, net consisted of the following at the dates indicated:

	June 30, 2020	December 31, 2019
	(Unaudited)
Software development	$726,700	$499,300
Total capitalized software	726,700	499,300
Accumulated amortization	(82,279)	(34,458)
Total capitalized software, net	$644,421	$464,842

Amortization expense for capitalized software was approximately $37,000 and $11,000 for the three months ended June 30, 2020 and 2019, respectively, and $48,000 and $11,000 for the six months ended June 30, 2020 and 2019, respectively.

Note 5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at the dates indicated:

	June 30, 2020	December 31, 2019
	(Unaudited)
Accounts payable	$1,802,129	$922,373
Deferred annual fee	958,700	463,667
Accrued commissions	370,405	261,161
Accrued compensation	363,690	196,948
Accrued professional fees	356,139	601,797
Accrued legal fees	173,542	71,724
Other accrued liabilities	142,888	72,836
Credit card liability	141,065	70,431
Insurance premium liabilities	36,269	139,891
Accrued bonuses	2,100	5,400
Total accounts payable and accrued liabilities	$4,346,927	$2,806,228

Note 6. Debt

Loan Payable

The Company obtained a loan for an automobile used by the Chief Executive Officer. The term of the loan is from July 2016 through December 2022 with an annual interest rate of 1.74%. The components of the loan payable were as follows:

	June 30, 2020	December 31, 2019
	(Unaudited)
Loan payable - Automobile loan	$43,677	$52,188
Less current portion	(17,244)	(17,095)
Loan payable, net of current portion	$26,433	$35,093

Notes Payable

	June 30, 2020	December 31, 2019
	(Unaudited)
Quail Point Corp.	$500,000	$500,000
Paycheck Protection Program Loan	303,681	—
Small Business Administration Loan	149,900	—
Long term debt	953,581	500,000
Less current portion the Paycheck Protection Program Loan	(135,093)	—
Less current portion of the Small Business Administration Loan	(256)	—
Note payable, net of current portion	$818,232	$500,000

Note Payable – Quail Point Corp.

On April 14, 2017, Fathom Realty entered into a Loan Agreement with Quail Point Corp. (the “Lender”) whereby Fathom Realty borrowed $400,000 from the Lender. Interest is payable each month at 1.6675% (20% annually) and the note was due to mature on March 1, 2037 with the principal due at that time. The Loan Agreement allowed for principal payments at any time without pre-payment penalty.

On February 6, 2018, Fathom Realty entered into a new Loan Agreement (‘New Loan Agreement”) for $500,000 with the Lender. The New Loan Agreement extinguished the original loan and established a new loan. The fair value of the New Loan Agreement equaled the carrying value. Interest is payable each month at 1.6675% (20% annually) and the note matures on March 1, 2023 with the principal due at that time. The New Loan Agreement allows for principal payments at any time without pre-payment penalty.

Note Payable – Paycheck Protection Program Loan

On May 5, 2020, the Company received $303,681 in loan funding from the Paycheck Protection Program (the “PPP”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account current business activity and ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company dated May 5, 2020 (the “ PPP Note”) in the principal amount of $303,681, to Bank of America (the “Bank”), the lender. Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1% per annum, and there is a deferment period of six months until equal installment payments of $17,090 of principal and interest are due. The term of the PPP Note is two years, though payments greater than the monthly payment or additional payments may be made at any time without prepayment penalty but shall not relieve the Company of its obligations to pay the next succeeding monthly payment.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the twenty-four week period after the loan origination for certain purposes including payroll costs, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered twenty-four-week period will qualify for forgiveness. Forgiveness of the loan is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on future adherence to the forgiveness criteria. The Company intends to use the entire Loan amount for qualifying expense, though no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Note Payable – Small Business Administration Loan

On June 5, 2020, the Company received $150,000 in loan funding from the SBA (the “SBA Note”) under the Economic Injury Disaster Loan program (“EIDL”). The Company will use all the proceeds of this secured SBA Note solely as working capital to alleviate economic injury caused by COVID-19. The SBA Note is evidenced by a promissory note of the Company dated June 5, 2020 in the principal amount of $150,000, to the SBA, the lender. Debt issuance costs incurred in connection with the SBA Note of $100 were expensed. Under the terms of the SBA Note, interest accrues on the outstanding principal at the rate of 3.75% per annum, and installment payments, including principal and interest, of $731 monthly, will begin twelve months from the date of the SBA Note. All remaining principal and accrued interest is due and payable thirty years from the date of the Note. In connection with the SBA Note, the Company received a $10,000 grant, which does not need to be repaid, and is recorded in other income.

Note 7. Stockholders’ Equity

On July 10, 2020, the Company approved a 4.71352-for-one reverse stock split of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. All fractional shares as a result of the reverse stock split were rounded up to a full share. The par value and other terms of the common stock were not affected by the reverse stock split.

All share and per share amounts, including stock options, have been retroactively adjusted in these financial statements for all periods presented to reflect the 4.71352-for-one reverse stock split. Further, exercise prices of stock options have been retroactively adjusted in these financial statements for all periods presented to reflect the 4.71352-for-one reverse stock split.

Common Stock

During the six months ended June 30, 2020, the Company sold, in aggregate, 15,726 shares of common stock for gross proceeds of $83,014.

Treasury Stock

During the six months ended June 30, 2020, the Company repurchased, in aggregate, 5,683 shares of common stock for a total of $30,000.

Note 8. Share-based Compensation

The Company’s 2017 Stock Plan (the “Plan”) provides for granting stock options and restricted stock awards to employees, directors, contractors and consultants of the Company. A total of 3,182,335 shares of common stock are authorized to be issued pursuant to the Plan. Determining the appropriate fair value of share-based awards requires the input of subjective assumptions, including the fair value of the Company’s common stock, and, for stock options, the expected life of the option, and expected stock price volatility. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

Restricted Stock Awards

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	227,981	$5.28
Granted	—	—
Vested	—	—
Forfeited	(4,216)	$(5.28)
Nonvested at March 31, 2020	223,765	$5.28
Granted	—	—
Vested	—	—
Forfeited	(6,914)	$(5.28)
Nonvested at June 30, 2020	216,851	$5.28

The Company recognized stock compensation expense for restricted stock awards of $97,862, net of forfeitures of $8,984, and $633,217 for the three months ended June 30, 2020 and June 30, 2019, respectively, and $201,020, net of forfeitures of $11,355, and $1,543,309, for the six months ended June 30, 2020 and June 30, 2019, respectively, which is included in general and administrative expense. At June 30, 2020, the total unrecognized compensation expense related to unvested restricted stock awards granted was $923,992, which the Company expects to recognize over a period of approximately 2.32 years. No shares were granted during the six months ended June 30, 2020.

Stock Option Awards

For the three months ended June 30, 2020 and June 30, 2019, the Company recognized $2,631 and $11,815, respectively, and for the six months ended June 30, 2020 and June 30, 2019, the Company recognized $24,194 and $11,815, respectively, of share-based compensation expense in general and administrative expense. At June 30, 2020, the total unrecognized compensation related to unvested stock option awards granted was $0. No stock option awards were granted during the six months ended June 30, 2020.

Note 9. Leases

Operating Leases

The Company has operating leases primarily consisting of office space with remaining lease terms of 1 to 7 years, subject to certain renewal options as applicable.

Leases with an initial term of twelve months or less are not recorded on the balance sheet, and the Company does not separate lease and non-lease components of contracts. There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements. Certain leases include variable payments related to common area maintenance and property taxes, which are billed by the landlord, as is customary with these types of charges for office space.

Our lease agreements generally do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate imputed discount rate. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived an imputed rate, which was used in a portfolio approach to discount its real estate lease liabilities. We used an estimated incremental borrowing rate of 8% on December 31, 2018 for all leases that commenced prior to that date.

There was no sublease rental income for the six months ended June 30, 2020, the Company is not the lessor in any lease arrangement, and no related party transactions for lease arrangements have occurred.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating leases for the six months ended June 30, 2020 and June 30, 2019:

	Six months ended June 30,
Components of total lease cost:	2020	2019
	(Unaudited)
Operating lease expense	$70,151	$54,456
Short-term lease expense	35,047	29,994
Total lease cost	$105,198	$84,450

Lease Position as of June 30, 2020

Right of use lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows:

As of June 30, 2020
(Unaudited)
Assets
Lease right of use assets	$213,501
Total lease assets	$213,501

Liabilities
Current liabilities:
Lease liability - current portion	$63,767
Noncurrent liabilities:
Lease liability, net of current portion	152,814
Total lease liability	$216,581

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of June 30, 2020:

Weighted average remaining lease term (in years) - operating leases	4.48
Weighted average discount rate - operating leases	8%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2020, for the following five fiscal years and thereafter were as follows:

Year ending December 31,	Operating Leases
2020 (remaining)	$58,314
2021	39,350
2022	40,175
2023	41,686
2024	43,243
2025	37,353
Total Minimum Lease Payments	$260,121
Less effects of discounting	(43,540)
Present value of future minimum lease payments	$216,581

Note 10. Related Party Transactions

Due from affiliates

Fathom Realty has loaned monies to other entities controlled by shareholders of the Company.

Due from affiliates consists of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
On Target Transactions LLC	$1,476	$2,561
Total due from affiliates	$1,476	$2,561

On Target Transactions LLC (“On Target Transactions”) is a transaction management company for real estate agents. Messrs. Harley and Fregenal own a total of 60% of On Target Transactions.

Due to affiliates

Fathom Realty has outstanding monies due to related parties and other entities controlled by shareholders of the Company.

Due to affiliates consists of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
Hometown Heroes Holdings, LLC	$23,087	$23,658
Total due to affiliates	$23,087	$23,658

Hometown Heroes Holdings, LLC (“Hometown Heroes Holdings”) is a real estate portal that generates real estate leads. Hometown Heroes Holdings is fully owned by Joshua Harley, Marco Fregenal and Glenn Sampson, who are officers (Harley and Fregenal), directors and shareholders of the Company.

Note 11. Income Taxes

As of June 30, 2020, and December 31, 2019, the Company had federal net operating loss carryforwards of $6.4 million and $6.5 million and state net operating loss carryforwards of $3.1 million and $3.2 million, respectively. Losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The adoption of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the six months ended June 30, 2020 or the year ended December 31, 2019. Currently, the statute of limitations remains open subsequent to and including the year ended December 31, 2016.

Note 12. Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, brokerage or real estate disputes, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and vicarious liability based upon conduct of individuals or entities outside of the Company’s control, including agents and third-party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of June 30, 2020, there was no material litigation against the Company.

Note 13. Subsequent Events

On August 4, 2020 the Company completed an IPO of its common stock, which resulted in the issuance and sale of 3,430,000 shares of its common stock at a public offering price of $10.00 per share, generating net proceeds of $31.3 million after deducting underwriting discounts and other offering costs. The shares commenced trading on the Nasdaq Capital Market on July 31, 2020 under the ticker symbol “FTHM.”

On July 30, 2020, the effective date of the registration statement used in the IPO, the Company agreed to issue warrants to the underwriter (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant is exercisable at a per share exercise price of $11.00, which is equal to 110% of the public offering price per share of common stock sold in the IPO. The Underwriter Warrant is exercisable at any time and from time to time from and after January 26, 2021, which is 180 days following the effective date of the registration statement used in the IPO.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in our Registration Statement on Form S-1 (File No. 333-235972), as amended (our “Initial Public Offering Registration Statement”) and the risk factors described in this quarterly report. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, liquidity, operating results, and common stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company. Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives and regarding the anticipated impact of COVID-19 are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in our Initial Public Offering Registration Statement and in the risk factors described in this quarterly report, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

The terms the “Company,” “Fathom,” “we,” “us,” and “our” as used in this report refer to Fathom Holdings Inc. and its consolidated subsidiaries unless otherwise specified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, our MD&A set forth in our Initial Public Offering Registration Statement, and our consolidated financial statements and related notes set forth in our Initial Public Offering Registration Statement. See Part II, Item 1A, “Risk Factors,” below, and “Cautionary Notice Regarding Forward-Looking Information,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All statements herein regarding the likely impact of COVID-19 constitute forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars in the text are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Unaudited Condensed Consolidated Financial Statements,” unless the context indicates otherwise. All amounts noted within the tables are in thousands and amounts and percentages are approximate due to rounding.

Overview

Fathom is a cloud-based, technology-driven platform-as-a-service company operating in the real estate industry. Our primary operation, Fathom Realty (as defined below), operates as a real estate brokerage company, working with real estate agents to help individuals purchase and sell residential and commercial properties, primarily in the South, Atlantic, Southwest, and Western parts of the United States, with the intention of expanding into all states. We operate as one operating and reporting segment.

Fathom Realty Holdings, LLC, a Texas limited liability company (“Fathom Realty”), is a wholly owned subsidiary of Fathom Holdings that was formed on April 11, 2011 and is headquartered in Cary, North Carolina. Fathom Realty owns 100% of 24 subsidiaries, each an LLC representing the state in which the entity operates in (e.g. Fathom Realty NJ, LLC).

Fathom Realty Group Inc. (“Fathom Group”), is an S-Corporation formed in Texas on April 14, 2011. Fathom Group functions in a manner similar to the subsidiaries of Fathom Realty (i.e. representing our business interests in California).

Fathom Holdings Inc. (together with its consolidated subsidiaries, “Fathom”, “we”, “our”, “us”, or “the Company”) was incorporated in North Carolina on May 5, 2017 as “Fathom Ventures, Inc.” (“Fathom Ventures”). On September 4, 2018 we filed Articles of Amendment to our Articles of Incorporation changing our name and amending the number of authorized shares to 185,000,000 shares, no par value per share, all of one class designated common stock (85,000,000 of which were designated as Series A common stock and 100,000,000 of which were designated as Series B common stock).

Beginning in August 2018, we effected a corporate reorganization (the "Reorganization”), whereby the former members of our direct, wholly-owned subsidiary, Fathom Realty contributed all of their ownership interests in Fathom Realty to us in exchange for shares of our stock at a ratio of 1 to 3.169907. Prior to such contribution and exchange, the shareholders of Fathom Group contributed all of their shares of stock in Fathom Group to Fathom Realty in exchange for additional ownership interests in Fathom Realty.

As part of the Reorganization, we restated our Articles of Incorporation on September 11, 2018 such that (i) each share of Series A common stock outstanding as of immediately prior to the filing of the Restated Articles of Incorporation was canceled and (ii) each two shares of Series B common stock outstanding as of immediately prior to the filing of the Restated Articles of Incorporation was converted and reclassified into one share of common stock. Pursuant to the Restated Articles of Incorporation, we also amended the number of authorized shares of the corporation to 100,000,000 shares, no par value, all of one class designated common stock. We refer to these steps as the “Exchange Transactions.” The Exchange Transactions did not affect our operations, which we continue to conduct through our operating subsidiaries.

Prior to and through the date of the Exchange Transactions, our Chief Executive Officer was the majority shareholder/member in each of Fathom Realty, Fathom Group and Fathom Ventures. Therefore, the Exchange Transactions have been accounted for as acquisitions under common control. The financial statements for the three and six months ended June 30, 2020 and 2019 and for the year ended December 31, 2019 have been presented on a consolidated basis.

On August 4, 2020 the Company completed an IPO of its common stock, which resulted in the issuance and sale of 3,430,000 shares of its common stock at a public offering price of $10.00 per share, generating net proceeds of $31.3 million after deducting underwriting discounts and other offering costs.

COVID-19

Our business is dependent on the economic conditions within the markets in which we operate. Changes in these conditions can have a positive or negative impact on our business. The economic conditions influencing the housing markets primarily include economic growth, interest rates, unemployment, consumer confidence, mortgage availability, and supply and demand.

In periods of economic growth, demand typically increases resulting in increasing home sales transactions and home sales prices. Similarly, a decline in economic growth, increasing interest rates and declining consumer confidence generally decreases demand. Additionally, regulations imposed by local, state, and federal government agencies, and geopolitical instability, can also negatively impact the housing markets in which we operate.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This new coronavirus has caused a global health emergency and was declared a pandemic by the World Health Organization in March 2020 (“COVID-19 Outbreak”). We are continually monitoring the impacts the COVID-19 Outbreak could have on our business. Risks relating to the spread of coronavirus pushed the United States Federal Reserve to cut interest rates as part of an emergency action to protect the economy from the COVID-19 Outbreak’s impact. In an effort to contain and slow the spread of COVID-19, governments have implemented various measures, such as, ordering non-essential businesses to close, issuing travel advisories, cancelling large scale public events, ordering residents to shelter in place, and requiring the public to practice social distancing. In most states, real estate has been considered an essential business.

The COVID-19 Outbreak has materially and adversely affected businesses worldwide. The magnitude and duration of the impact from COVID-19 are unknown and cannot be reasonably estimated.

According to the National Association of Realtors (“NAR”), the coronavirus is leading to fewer homebuyers, as well as listings being delayed. The decline in consumer confidence and the measures taken to prevent the spread of COVID-19 are bringing caution to buyers and sellers. The NAR is predicting that the COVID-19 Outbreak could accelerate economic corrections and contribute to sharper but temporary drags on housing activity. While the effect of lower interest rates could offset some of the negative impacts on housing demand, it is too early to determine whether the lower interest rates can overcome the current economic concerns and rising uncertainty. We are constantly monitoring the spread of COVID-19, especially in states and regions in which we currently operate, primarily in the South, Atlantic, Southwest and Western parts of the United States. Certain states in which we primarily operate, including Texas and North Carolina, have reported a recent spike in diagnosed cases of COVID-19.

We believe that the social and economic impacts in the states and regions in which we operate, which include but are not limited to the following, could have a significant impact on future financial condition, liquidity, and results of operations: (i) restrictions on in-person activities associated with residential real estate transactions arising from shelter-in-place, or similar isolation orders; (ii) decline in consumer demand for in-person interactions and physical home tours; and (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individual investment portfolios, and more stringent mortgage financing conditions. In response to the COVID-19 Outbreak, the Company has implemented cost-saving measures including elimination of non-essential travel and in-person training activities, and deferral of certain planned expenditures. Additionally, our Chief Executive Officer, Joshua Harley, and our President and Chief Financial Officer, Marco Fregenal, voluntarily took no base salary for March and April 2020. In addition, our Chief Broker Operations Officer, Samantha Giuggio, and one other senior employee voluntarily took 50% reductions in their base salary for those months. Based in part on business operations and results through the end of April, the Company resumed paying all of these salaries in full in May.

While the Company believes it is well positioned in times of economic uncertainty, the Company is not able to estimate the effects of the COVID-19 Outbreak on its results of operations, financial condition, or liquidity for the year ending December 31, 2020 and beyond. If the COVID-19 Outbreak continues, it may have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations.

Agents

Due to our low-overhead business model, which leverages our proprietary technology, we can offer our agents the ability to keep significantly more of their commissions compared to traditional real estate brokerage firms. We believe we offer our agents some of the best technology, training, and support available in the industry. We believe our business model and our focus on treating our agents well attract more agents and higher-producing agents.

We had the following number of agents as of:

	June 30, 2020	June 30, 2019	Change
Agents	4,554	3,275	39%

Components of Our Results of Operations

Revenue

The Company’s revenue substantially consists of commissions generated from real estate brokerage services.

We recognize commission-based revenue on the closing of a transaction, less the amount of any closing-cost reductions. Commission revenue is affected by the number of real estate transactions we close, the mix of transactions, home sale prices, and commission rates.

Agent Equity Ownership

Through our stock plans, we intend to offer an equity incentive program where all of our agents can receive, in lieu of cash commissions at the closing of sales transactions, common stock grants that vest in three years based on continued affiliation with the Company.

Effective January 1, 2019, agents can receive stock grants in two ways: 1) When they refer an agent to join the Company and the referred agent closes their first sale after joining the Company; and 2) When an agent closes a residential and commercial sale.

Cost of Revenue

Cost of revenue consists primarily of agent commissions less fees paid to us by our agents. We expect cost of revenue to continue to rise in proportion to the expected increase in revenue.

Operating Expenses

General and Administrative

General and administrative expenses consist primarily of personnel costs, share-based compensation, and fees for professional services. Professional services principally consist of external legal, audit, and tax services. In the short term, we expect general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and to meet the increased compliance requirements associated with our transition to, and operation as, a public company. However, in the long term, we anticipate general and administrative expenses as a percentage of revenue to decrease over time.

Marketing

Marketing expenses consist primarily of expenses for online and traditional advertising, as well as costs for marketing and promotional materials. Advertising costs are expensed as they are incurred. We expect marketing expenses to increase in absolute dollars as we expand advertising programs and we anticipate marketing expenses as a percentage of revenue to decrease over time.

Income Taxes

From inception until the completion of the Exchange Transactions, we did not record any U.S. federal or state income tax benefits for the net losses we had incurred because our legal entities were pass-through tax entities. Subsequent to the Exchange Transactions, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred due to our uncertainty of realizing a benefit from those items. As of June 30, 2020, and December 31, 2019, we had federal net operating loss carryforwards of $6.4 million and $6.5 million and state net operating loss carryforwards of $3.1 million and $3.2 million, respectively. Losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar state law provisions.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenue

	Three months ended June 30,		Change
	2020	2019	Dollars	Percentage
	(Unaudited)
Revenue	$38,688,744	$27,792,313	$10,896,431	39%

For the three months ended June 30, 2020, revenue increased by approximately $10.9 million or 39%, as compared with the three months ended June 30, 2019. This was primarily due to an increase in transaction volume, from approximately 4,500 transactions for the quarter ended June 30, 2019 to approximately 5,800 transactions for the quarter ended June 30, 2020, and an increase in revenue per transaction primarily due to rising home prices. Our transaction volume increased primarily due to the growth in the number of agents contracted with us.

Cost of Revenue

	Three months ended June 30,		Change
	2020	2019	Dollars	Percentage
	(Unaudited)
Cost of revenue	$36,356,779	$26,026,425	$10,330,354	40%

For the three months ended June 30, 2020, cost of revenue increased by approximately $10.3 million, or 40%, as compared with the three months ended June 30, 2019. Cost of revenue primarily includes costs related to agent commissions net of fees paid to us by our agents. These costs are generally correlated with recognized revenues. As such, the increase in cost of revenue, compared to the same period in 2019 was primarily attributable to a higher amount of revenues and an increase in agent commissions paid.

Operating Expenses

	Three months ended June 30,		Change
	2020	2019	Dollars	Percentage
	(Unaudited)
General and administrative	$2,009,277	$2,743,398	$(734,121)	(27)%
Marketing	$138,231	$46,187	$92,044	199%
Total operating expenses	$2,147,508	$2,789,585	$(642,077)	(23)%

For the three months ended June 30, 2020, general and administrative expenses decreased by approximately $0.7 million, or 27%, as compared with the three months ended June 30, 2019. The decrease was primarily attributable to a $0.6 million decrease in share-based compensation expense and a $0.1 million decrease in professional fees incurred.

For the three months ended June 30, 2020, marketing expenses increased by approximately $0.1 million, or 199%, as compared with the three months ended June 30, 2019. The increase was primarily attributable to an increase in direct advertising costs.

Comparison of the Six Months Ended June 30, 2020 and 2019

Revenue

	Six months ended June 30,		Change
	2020	2019	Dollars	Percentage
	(Unaudited)
Revenue	$67,527,575	$45,927,039	$21,600,536	47%

For the six months ended June 30, 2020, revenue increased by approximately $21.6 million or 47%, as compared with the six months ended June 30, 2019. This was primarily due to an increase in transaction volume, from approximately 7,600 transactions for the six months ended June 30, 2019 to approximately 10,100 transactions for the six months ended June 30, 2020, and an increase in revenue per transaction primarily due to rising home prices. Our transaction volume increased primarily due to the growth in the number of agents contracted with us.

Cost of Revenue

	Six months ended June 30,		Change
	2020	2019	Dollars	Percentage
	(Unaudited)
Cost of revenue	$63,044,034	$42,879,197	$20,164,837	47%

For the six months ended June 30, 2020, cost of revenue increased by approximately $20.2 million, or 47%, as compared with the six months ended June 30, 2019. Cost of revenue primarily includes costs related to agent commissions net of fees paid to us by our agents. These costs are generally correlated with recognized revenues. As such, the increase in cost of revenue compared to the same period in 2019 was primarily attributable to a higher amount of revenues and an increase in agent commissions paid.

Operating Expenses

	Six months ended June 30,		Change
	2020	2019	Dollars	Percentage
	(Unaudited)
General and administrative	$3,939,353	$5,405,443	$(1,466,090)	(27)%
Marketing	$368,664	$103,949	$264,715	255%
Total operating expenses	$4,308,017	$5,509,392	$(1,201,375)	(22)%

For the six months ended June 30, 2020, general and administrative expenses decreased by approximately $1.5 million, or 27%, as compared with the six months ended June 30, 2019. The decrease was primarily attributable to a $1.4 million decrease in share-based compensation expense and a $0.1 million decrease in professional fees incurred.

For the six months ended June 30, 2020, marketing expenses increased by approximately $0.3 million, or 255%, as compared with the six months ended June 30, 2019. The increase was primarily attributable to an increase in direct advertising costs.

Liquidity and Capital Resources

Capital Resources

			Change
	June 30, 2020	December 31, 2019	Dollars	Percentage
	(Unaudited)
Current assets	$3,863,610	$1,654,079	2,209,531	134%
Current liabilities	4,586,374	$2,936,547	1,649,827	56%
Net working capital	$(722,764)	$(1,282,468)	559,704	44%

To date, our principal sources of liquidity have been the net proceeds we received through private sales of our common stock, as well proceeds from loans and operations. As of June 30, 2020, our available cash totaled $1.5 million, which represented an increase of $0.9 million compared to the year ended December 31, 2019. As of June 30, 2020, we had a working capital deficit of $0.7 million, which represents a decrease of $0.6 million compared to the year ended December 31, 2019. In December 2019, we sold shares of common stock to certain employees and agents under our equity incentive plan with gross proceeds totaling approximately $0.5 million. On August 4, 2020 the Company completed an initial public offering of its common stock (“IPO”), which resulted in the issuance and sale of 3,430,000 shares of its common stock at a public offering price of $10.00 per share, generating net proceeds of $31.3 million after deducting underwriting discounts and other offering costs. We anticipate that our existing balances of cash and cash equivalents and future expected cash flows generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months based on our planned budget, which includes continued increases in the number of our agents and transactions at rates consistent with historical growth, and the expected ability to achieve sales volumes necessary to cover forecasted expenses.

However, we might need or choose to raise additional capital through debt or equity financings, which might not be available on favorable terms or at all and could hinder our business and dilute our existing shareholders. Our future capital requirements depend on many factors, including our level of investment in technology and, our rate of growth into new markets. Our capital requirements might also be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes to the manner in which we currently operate. Additionally, as the impact of the COVID-19 on the economy and operations evolves, we will continuously assess our liquidity needs. In the event of a sustained market deterioration, we may need or seek advantageously to obtain additional funding through equity or debt financing.

Cash Flows

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six months ended June 30,		Change
	2020	2019	Dollars	Percentage
	(Unaudited)
Net cash provided by (used in) operating activities	$649,547	$(449,369)	$1,098,916	245%
Net cash used in investing activities	(236,769)	(147,737)	(89,032)	(60)%
Net cash provided by financing activities	498,084	567,636	(69,552)	(12)%

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2020 consisted of net income of $0.1 million, offset by non-cash charges of $0.4 million, including $0.2 million of share-based compensation expense, $0.1 million of bad debt, and $0.1 million of depreciation and amortization. Changes in assets and liabilities were primarily driven by a $1.5 million increase in accounts payable and accrued liabilities due primarily to the timing of payments, partially offset by a by a $0.9 million increase in accounts receivable, and a $0.5 million increase in agent annual fees receivable due primarily to an increase in the number of real estate transactions completed.

Net cash used in operating activities for the six months ended June 30, 2019 consisted of a net loss of $2.5 million, offset by non-cash charges of $1.7 million, including $1.6 million of share-based compensation expense, $0.1 million of bad debt, and $0.02 million of depreciation and amortization. Changes in assets and liabilities were primarily driven by a $0.2 million decrease in accounts payable and accrued liabilities due primarily to the timing of payments, partially offset by a $0.8 million increase in accounts receivable, and a $0.4 million increase in agent annual fees receivable due primarily to an increase in the number of real estate transactions completed.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 consisted of $0.2 million from purchases of capitalized software as well as computers and equipment.

Net cash used in investing activities for the six months ended June 30, 2019 consisted of purchases of software as well as computers and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 consisted of $0.5 million in proceeds from notes payable, and $0.1 million of proceeds from issuance of common stock offset by treasury stock and our principal payments on an outstanding loan.

Net cash provided by financing activities for the six months ended June 30, 2019 consisted of $0.6 million of proceeds from issuance of common stock and principal payments to the Company on an outstanding loan made by it.

NON-GAAP FINANCIAL MEASURE

To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we use Adjusted EBITDA, a non-GAAP financial measure, to understand and evaluate our core operating performance. This non-GAAP financial measure, which may be different than similarly titled measures used by other companies, is presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

We define the non-GAAP financial measure of Adjusted EBITDA as net income (loss), excluding other expense, net, income tax expense (benefit), depreciation and amortization, and share-based compensation expense.

We believe that Adjusted EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted EBITDA. In particular, we believe the exclusion of share-based compensation expense related to restricted stock awards and stock options provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations.

We are presenting the non-GAAP measure of Adjusted EBITDA to assist investors in seeing our financial performance through the eyes of management, and because we believe this measure provides an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to net income (loss), the closest comparable GAAP measure. Some of these limitations are that:

•	Adjusted EBITDA excludes share-based compensation expense related to restricted stock awards and stock options, which have been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy; and

•	Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation and amortization of property and equipment and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future.

The following tables present a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited)		(Unaudited)
Net income (loss)	$160,798	$(1,038,758)	$118,027	$(2,508,001)
Other expense, net	22,659	27,061	55,497	54,431
Income tax expense (benefit)	1,000	(12,000)	2,000	(7,980)
Depreciation & amortization	44,496	17,611	63,771	23,633
Restricted stock award compensation expense	97,862	633,217	201,020	1,543,309
Stock option compensation expense	2,631	11,815	24,194	11,815
Adjusted EBITDA	$329,446	$(361,054)	$464,509	$(882,793)

Critical Accounting Policies

Discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue, and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

We apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), and all related appropriate guidance. We recognize revenue under the core principle to depict the transfer of control to our customers in an amount reflecting the consideration to which we expect to be entitled. In order to achieve that core principle, we apply the following five step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when a performance obligation is satisfied.

Our revenue consists of commissions charged to individual customers (i.e. the seller or buyer of a residential property) on each real estate transaction completed, net of any closing-cost reductions. We are contractually obligated to provide for the fulfillment of transfers of real estate between buyers and sellers. We provide these services ourselves and control the services of our agents necessary to legally transfer the real estate. As such, we are defined as the principal. As principal, we satisfy our obligation upon the closing of a real estate transaction. As principal, and upon satisfaction of our obligation, we recognize revenue in the gross amount of consideration we expect we are entitled to receive. We calculate the transaction price by applying the Company’s portion of the agreed upon commission rate to the property’s selling price. We may provide services to the buyer, seller, or both parties to a transaction. When we provide services to the seller in a transaction, we recognize revenue for our portion of the commission, which is calculated as the sales price multiplied by the commission rate less the commission separately distributed to the buyer’s agent, or the “sell” side portion of the commission. When we provide services to the buyer in a transaction, we recognize revenue in an amount equal to the sales price for the property multiplied by the commission rate for the “buy” side of the transaction. In instances in which we represent both the buyer and the seller in a transaction, we recognize the full commission on the transaction. Commissions revenue contains a single performance obligation that is satisfied upon the closing of a real estate transaction, at which point the entire transaction price is earned. We are not entitled to any commission until the performance obligation is satisfied and are not owed any commission for unsuccessful transactions, even if services have been provided.

Share-based Compensation

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award.

Valuation of Common Stock

In order to determine the fair value of our common stock for restricted stock awards granted during the quarter ended March 2018 and stock option awards granted during April 2019, we considered, among other things, contemporaneous valuations of our common stock, our business, financial condition and results of operations, including related industry trends affecting our operations; the likelihood of achieving a liquidity event, such as an initial public offering, or sale, given prevailing market conditions; the lack of marketability of our common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions. The fair value of our other restricted stock awards has been based on sales of the Company’s common stock to third parties.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the combined financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. We establish a valuation allowance for deferred tax assets if it is probable that these items will expire before either we are able to realize their benefit or that future deductibility is uncertain.

We believe that it is currently more likely than not that our deferred tax assets will not be realized and as such, we have recorded a full valuation allowance for these assets. We evaluate the likelihood of the ability to realize deferred tax assets in future periods on a quarterly basis, and when appropriate evidence indicates we will release our valuation allowance accordingly. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our historical operating losses, lack of taxable income, and accumulated deficit, we provided a full valuation allowance against our tax assets resulting from the tax losses and credits carried forward.

Recent Accounting Standards

For information on recent accounting standards, see Note 2 to our consolidated financial statements included elsewhere in this report.

JOBS Act Transition Period

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation, from the requirements of (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier to occur of (1) the last day of the fiscal year (a) following the fifth anniversary of the effectiveness of this registration statement, (b) in which we have total annual gross revenues of at least $1.07 billion, or (c) in which we are deemed to be a “large accelerated filer” under the rules of the U.S. Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, and our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on the evaluation conducted, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of June 30, 2020 due to the material weaknesses discussed below.

The closing of our initial public offering occurred on August 4, 2020. Consequently, as a newly reporting company under the Exchange Act, we are not required to evaluate the effectiveness of our internal controls over financial reporting until the end of the fiscal year after we file our first annual report on Form 10-K, which will occur on December 31, 2021. However, in connection with the audit of our financial statements for the years ended December 31, 2019 and 2018, prior to our initial public offering, we observed material weaknesses in our internal controls over financial reporting during those periods because we did not effectively apply the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO framework, due primarily to an insufficient complement of personnel possessing the appropriate accounting and financial reporting knowledge and experience to determine the appropriate accounting for non-recurring transactions and transactions requiring more complex accounting judgment.

In addition, we utilized a general ledger system that is not integrated with the system utilized to track our revenue transactions. Ineffective control activities related to the reconciliation of the system utilized to track our revenue transactions to the general ledger system resulted in material adjustments to revenue for the years ended December 31, 2019 and 2018. Finally, we did not maintain effective logical access and program change controls over the third-party and internally developed systems, including the system utilized to track our revenue transactions, and the general ledger system.

We have begun implementing a remediation plan to address the previously reported material weaknesses identified by hiring additional qualified accounting and financial reporting personnel, further evolving our accounting processes and systems, implementing a new revenue tracking system and continuing to enhance logical access and program change controls over our information systems. We also continue to utilize an accounting and financial reporting advisory firm with significant experience with publicly held companies to assist our management in evaluating significant transactions and conclusions reached regarding technical accounting matters and financial reporting disclosures.

(b) Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer, and our President and Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our Chief Executive Officer, and our President and Chief Financial Officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company has not experienced any material impact to our internal controls over financial reporting due to the COVID-19 global pandemic. The Company will continue to monitor and assess the impact of the COVID-19 situation and our ability to maintain the design and operating effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various legal actions incidental to our business. As of the date of this report, we are not involved in any legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors that we have previously disclosed in our Initial Public Offering Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(b) Use of Proceeds from Public Offering of Common Stock

On July 30, 2020, our Registration Statement on Form S-1 (File No. 333-235972) was declared effective in connection with our IPO. We issued and sold 3,430,000 shares of common stock at a price to the public of $10.00 per share for an aggregate price of $34,300,000. The offering closed on August 4, 2020, and, as a result, we received net proceeds of $31.3 million (after underwriter’s commission and expenses of $2,551,000 and other offering-related expenses). Roth Capital Partners, LLC, was the underwriter of the offering. As of the date of this report, there have been no material changes in the use of proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933with the SEC on July 31, 2020.

Item 5. Other Information.

Item 7.01 Regulation FD Disclosure.

The following Letter from the CEO was simultaneously posted to Fathom’s Investor Relations website.

Letter from the CEO

To our shareholders, agents, employees and communities:

While our SEC filings detail what we do, I believe the why and how are just as important as the what, if not more important. I hope to explain more of that for you here.

When I entered the real estate industry, I saw a gap widening between the commission split a traditional brokerage charged their agent on each sale and the value that agent received compared to what that agent could now get on their own in this new technology-driven era. I recognized that there was a real value to being a member of a large brokerage but I did not, and do not, believe that value is worth 50%, 30%, or even 20% of the agent’s commission. I believed there needed to be a transition from brokerage-centric companies to companies that gave the power back to each entrepreneurial real estate agent.

At the time, I saw an emerging commission model that had potential. It offered the industry’s best splits but gave agents very little or nothing in return. I saw an opportunity to marry the best of both worlds and bridge the gap between the high service, high fee brokerages and the low service, low fee brokerages.

My goal when creating Fathom was to build a brand that provided all of the technology, tools, training, and support that an agent would otherwise get from a large traditional brokerage but at a small flat fee per transaction. In other words, we strive to provide Fathom agents with the greatest value in the industry.

The term that has been given to companies like Fathom with this commission model is “100% Commission”. Meaning, the agent keeps 100% of their commission minus a flat transaction fee. This model, when managed properly, allows agents to provide the highest level of full-service to their clients without sacrificing anything that will help them be successful. However, I believe that in and of itself, this model is lacking. Without a fully integrated technology platform, this model saves agents money in the near term, but at the detriment to the brokerage and the long term. It hurts a brokerage’s ability to reach any substantial level of profitability due to the high costs associated with opening offices, hiring employees, and paying for expensive third-party technology.

While most real estate companies build their operations and workflow around how a third-party technology operates, we were able to rethink how to best operate a brokerage by stripping out the operational inefficiencies and then build a technology platform designed to support that new way of running the operation. Our technology company, IntelliAgent, operates as a Software as a Service (SaaS) supporting Fathom Realty and allowing it to operate as a Platform as a Service (PaaS) offering. This allows us to operate in the cloud, essentially eliminating the high costs associated with brick and mortar offices. It also allows us to expand into new markets faster and at a lower cost, allowing us to reach profitability faster.

Our proprietary software allows us to streamline and automate our operations, sales, accounting, reporting and compliance. By owning our own technology, we’re able to reduce, and ultimately eliminate, the high costs associated with third party tech, especially the ones who charge per seat. This allows us to keep our tech budget from increasing as much with agent growth. As we get bigger, our cost per agent should go down. The operational efficiency from our tech also means that we can operate with less personnel which improves our bottom line.

As our technology and our low commission-split model attracts more agents and transactions to our platform, we plan to incorporate multiple ways in which to generate even more revenue on each sale. We plan for this to include revenue streams such as: introducing an internal leads program for agents; offering mortgage and title services; and offering additional smaller ancillary services to both agents and clients. Any of these expansions could come through acquisitions or we may decide to build them ourselves.

I truly believe that Fathom’s technology-based platform is incredibly disruptive and the next evolution of the real estate brokerage. I believe this is true for several reasons.

With Fathom’s commission model, real estate agents are able to build a more profitable business by allowing them to keep the highest percentage of their commission possible without sacrificing support, technology, or training. Just by simply joining Fathom, most agents will increase their income by over 35% on average as compared to paying 30% commission splits and monthly fees. More importantly, agents are able to take that increase in income and reinvest it into their marketing thereby further increasing their income.

In a down market, I believe that Fathom really shines. Generally speaking, there are only two ways to make more money in real estate: increase revenue or decrease expenses. In a slowing housing market, it’s difficult to increase revenue when agents are fighting over a piece of a smaller pie. The only option is to outspend other agents to get more business, or to decrease expenses to protect profits. Fathom makes both options possible. Thanks to Fathom’s low flat transaction fee, agents have more money available allowing them to outspend their competition while netting the same amount of money as another agent with a traditional brokerage. In addition, a Realtor’s brokerage split is usually their biggest expense. With Fathom’s low flat transaction fee, even if the housing market declines by 20%, most real estate agents can net as much income or more than they did the year before when they were with their previous traditional brokerage. In other words, they may close 20% fewer homes but could take home more income.

Another reason why Fathom Realty’s commission model makes sense is because it allows agents to directly compete against discount brokerages (companies who charge a discounted commission or flat fee to their clients). While Fathom is not a discount brokerage, our flat transaction fee allows our agents to earn more money and therefore charge whatever commission they need to in order to be highly competitive. Many traditional brokerages strongly discourage their agents from discounting fees because it directly affects the brokerage’s revenue, while Fathom’s flat fee is not affected. I believe that traditional brokerages will continue to be squeezed by new disruptors and continue to lose agents, while Fathom is able to directly compete on both fronts.

Over the years, I have been recognized by the major industry analysts as a leader in real estate. I was recognized on the Swanepoel Power 200 list as one of the most influential people in real estate in 2018, as a Trendsetter in 2018 by the same Swanepoel Power 200, and a Game Changer in 2019 by Real Trends. I have been recognized as the Top CEO in Dallas-Fort Worth in 2018 by the Dallas Morning News Top 100 Places to Work, across all industries, and Fathom was ranked as the #1 Top Place to Work. In just 10 years, Fathom grew to become the 11th largest independent brokerage and 20th largest brokerage overall, according to the Real Trends 500 report. Fathom also earned a spot on the Inc. 500 four years in a row.

I am very proud of Fathom. Fathom may be my baby, but I did not build it alone. I surrounded myself with people who are both smart and wise, and with one strong shared vision, we built Fathom together. Fathom has a team of incredible and diverse leaders who I am proud to serve beside.

There’s an age-old saying that we subscribe to. It says, “Whoever wants to be great must first become a servant to all”. It speaks of servant leadership long before it was ever a catchphrase. It’s one of the most powerful concepts in business once you fully understand why it matters and how it works.

As a real estate agent, the more you truly serve your clients and place their needs first, the more willing those clients are to refer their friends and family to you. The same holds true in Fathom at the corporate level. Many real estate brokerages push their local managers to focus on recruiting. While I recognize recruiting is vital to continued growth and increased market penetration, I believe there is a better way and we have proven that over the years. Our growth speaks for itself.

At Fathom, we ask our local managers to focus first on serving our agents and helping them grow their business. By changing the focus from recruiting to serving, two important things happen. First, by helping each agent increase their productivity, Fathom closes more transactions, generates more revenue, and ultimately attracts more agents. Second, by truly placing our agents first, they become advocates for Fathom and want to share Fathom with other agents they meet. Why does that matter? Simply because a large team of happy agents can recruit far more agents to Fathom than one manager can recruit on their own. Now, multiply that across all of our markets and you have an army of evangelists. As a result, in 2019, our agent referral rate was over 40%, and we have one of the lowest agent attrition rates in the industry!

As a Marine Corps Veteran, I am driven to win, and I surround myself with leaders who share that same passion and discipline. We welcome criticism and use it to become better. We value people from all walks of life and embrace their ideas. With the right people and the right passion, we really do have a business model that will redefine the industry.

In your service,

Josh Harley

Founder, Chairman, CEO

FATHOM HOLDINGS INC.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Articles of Amendment to the Restated Articles of Incorporation of Fathom Holdings Inc., effective July 27, 2020 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 4, 2020).

4.1	Underwriter Warrant issued August 4, 2020 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 4, 2020).

10.1	Fathom Holdings Inc. 2017 Stock Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2020).

10.2	Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 4, 2020).

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three and Six Months Ended June 30, 2020 and 2019; and (v) Notes to Unaudited Financial Statements.

+ Filed herewith.

† This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

* In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FATHOM HOLDINGS INC.

Date: August 19, 2020	By:	/s/ Marco Fregenal
Marco Fregenal
President and Chief Financial Officer
(Principal Financial and Accounting Officer)