Form 10-Q
period 2020-09-30
Fathom Holdings Inc.
filed 2020-11-12
CIK 1753162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of  Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2020, the registrant had 13,762,715 shares of common stock outstanding.

FATHOM HOLDINGS INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2020

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,993,116	$579,416
Accounts receivable	1,398,123	304,769
Agent annual fees receivable, net of allowance for doubtful accounts of $455,551 and $349,420	744,929	356,131
Due from affiliates	—	2,561
Prepaid and other current assets	1,031,851	411,202
Total current assets	34,168,019	1,654,079
Property and equipment, net	107,549	105,972
Capitalized software, net	721,786	464,842
Lease right of use assets	249,075	265,140
Total assets	$35,246,429	$2,490,033
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,233,501	$2,806,228
Due to affiliates	—	23,658
Loan payable - current portion	17,319	17,095
Notes payable - current portion	186,978	—
Lease liability - current portion	78,531	89,566
Total current liabilities	4,516,329	2,936,547
Loan payable, net of current portion	22,076	35,093
Notes payable, net of current portion	266,603	500,000
Lease liability, net of current portion	174,163	177,578
Total liabilities	4,979,171	3,649,218
Commitments and contingencies
Stockholders' Equity (Deficit)
Common stock, $0.00 par value, 100,000,000 authorized and 13,638,049 and 10,211,658 issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Treasury Stock, at cost, 5,683 and 0 shares as of September 30, 2020 and December 31, 2019	(30,000)	—
Additional paid-in capital	36,510,545	4,988,382
Accumulated deficit	(6,213,287)	(6,147,567)
Total stockholders' equity (deficit)	30,267,258	(1,159,185)
Total liabilities and stockholders' equity (deficit)	$35,246,429	$2,490,033

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$55,847,915	$32,089,978	$123,375,490	$78,017,017
Cost of revenue	52,871,073	30,318,582	115,915,107	73,197,739
Gross profit	2,976,842	1,771,396	7,460,383	4,819,278
General and administrative	2,895,055	1,927,407	6,835,350	7,332,891
Marketing	217,931	55,483	586,595	159,432
Total operating expenses	3,112,986	1,982,890	7,421,945	7,492,323
Income (loss) from operations	(136,144)	(211,494)	38,438	(2,673,045)
Other expense (income), net
Interest expense, net	16,103	27,385	80,658	81,816
Other income, net	—	—	(10,000)	—
Other expense (income), net	16,103	27,385	70,658	81,816
Loss from operations before income taxes	(152,247)	(238,879)	(32,220)	(2,754,861)
Income tax (expense) benefit	(31,500)	—	(33,500)	7,980
Net loss	$(183,747)	$(238,879)	$(65,720)	$(2,746,881)
Net loss per share
Basic and Diluted	$(0.02)	$(0.02)	$(0.01)	$(0.28)
Weighted average common shares outstanding
Basic and Diluted	12,156,111	9,888,462	10,721,917	9,793,727

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Nine months ended September 30, 2020
	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid in Capital	Accumulated deficit	Total
Balance at December 31, 2019	10,211,658	$—	—	$—	$4,988,382	$(6,147,567)	$(1,159,185)
Issuance of common stock	15,726	—	—	—	83,014	—	83,014
Share-based compensation	(4,216)	—	—	—	124,721	—	124,721
Net loss	—	—	—	—	—	(42,771)	(42,771)
Balance at March 31, 2020	10,223,168	$—	—	$—	$5,196,117	$(6,190,338)	$(994,221)
Purchase of treasury stock	(5,683)	—	5,683	(30,000)	—	—	(30,000)
Share-based compensation	(6,914)	—	—	—	100,493	—	100,493
Net income	—	—	—	—	—	160,798	160,798
Balance at June 30, 2020	10,210,571	$—	5,683	$(30,000)	$5,296,610	$ (6,029,540)	$(762,930)
Issuance of common stock in connection with public offering	3,430,000	—	—	—	34,300,000	—	34,300,000
Offering costs in connection with public offering	—	—	—	—	(3,183,284)	—	(3,183,284)
Share-based compensation	(2,522)	—	—	—	97,219	—	97,219
Net loss	—	—	—	—	—	(183,747)	(183,747)
Balance at September 30, 2020	13,638,049	$—	5,683	$(30,000)	$36,510,545	$(6,213,287)	$30,267,258

	Nine months ended September 30, 2019
	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid in Capital	Accumulated deficit	Total
Balance at December 31, 2018	9,440,061	$—	—	$—	$2,287,312	$(2,055,270)	$232,042
Issuance of common stock	122,255	—	—	—	576,000	—	576,000
Share-based compensation	193,081	—	—	—	910,092	—	910,092
Net loss	—	—	—	—	—	(1,469,244)	(1,469,244)
Balance at March 31, 2019	9,755,397	$—	—	$—	$3,773,404	$(3,524,514)	$248,890
Share-based compensation	133,065	—	—	—	645,032	—	645,032
Net loss	—	—	—	—	—	(1,038,758)	(1,038,758)
Balance at June 30, 2019	9,888,462	$—	—	$—	$4,418,436	$(4,563,272)	$(144,836)
Share-based compensation	24,064	—	—	—	23,975	—	23,975
Net loss	—	—	—	—	—	(238,879)	(238,879)
Balance at September 30, 2019	9,912,526	$—	—	$—	$4,442,411	$(4,802,151)	$(359,740)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,720)	$(2,746,881)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	108,457	41,519
Bad debt expense	106,131	110,451
Share-based compensation	322,433	1,579,099
Change in operating assets and liabilities:
Accounts receivable	(1,093,354)	987,819
Agent annual fees receivable	(494,929)	(531,911)
Due from affiliates	2,561	575,029
Prepaid and other assets	(620,649)	31,379
Accounts payable and accrued liabilities	1,427,273	(325,894)
Operating lease right of use assets	16,065	63,061
Operating lease liabilities	(14,450)	(61,694)
Due to affiliates	(23,658)	13,594
Net cash used in operating activities	(329,840)	(264,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25,878)	(19,728)
Purchase of capitalized software	(341,100)	(232,780)
Net cash used in investing activities	(366,978)	(252,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on loan payable	(12,793)	(12,573)
Proceeds from issuance of common stock	83,014	576,000
Proceeds from the issuance of common stock in connection with public offering	34,300,000	—
Payment of offering cost in connection with issuance of common stock in connection with public offering	(3,183,284)	—
Purchase of treasury stock	(30,000)	—
Extinguishment of note payable	(500,000)	—
Proceeds from notes payable	453,581	—
Net cash provided by financing activities	31,110,518	563,427

Net increase in cash and cash equivalents	30,413,700	46,490
Cash and cash equivalents at beginning of period	579,416	1,008,538
Cash and cash equivalents at end of period	$30,993,116	$1,055,028

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$81,803	$81,945
Income taxes paid	$5,361	$12,505
Right of use assets obtained in exchange for lease liabilities	$—	$261,814
Issuance of common stock warrants as offering costs in connection with public offering of common stock	$677,082	$—

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

All share and per share amounts, including stock options, have been retroactively adjusted in these financial statements for all periods presented to reflect the 4.71352-for-one reverse stock split. Furthermore, exercise prices of stock options have been retroactively adjusted in these financial statements for all periods presented to reflect the 4.71352-for-one reverse stock split.

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

Certain Significant Risks and Business Uncertainties — The Company is subject to the risks and challenges associated with companies at a similar stage of development. These include dependence on key individuals, successful development and marketing of its offerings, and competition with larger companies with greater financial, technical, and marketing resources. Furthermore, during the period required to achieve substantially higher revenue in order to become consistently profitable, the Company may require additional funds that might not be readily available or might not be on terms that are acceptable to the Company.

Consideration of Going Concern — The Company has a history of negative cash flows from operations and operating losses. The Company generated a net loss of $0.1 million for the nine months ended September 30, 2020 and a net loss of approximately $4.1 million for the year ended December 31, 2019. Additionally, the Company anticipates further expenditures associated with the process of expanding the business. Management believes that that the $31.1 million in net proceeds from the public offering of common stock completed on August 4, 2020 along with its planned budget, which includes continued increases in the number of our agents and transactions at rates consistent with historical growth, and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of the unaudited interim condensed consolidated financial statements, although this is a forward-looking statement subject to various risks and actual results could differ materially.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We are subject to the risks arising from the COVID-19 Outbreak’s social and economic impacts on the residential real estate industry in the United States. Our management believes that these social and economic impacts, which to date have included but not been limited to the following, could have a significant impact on the Company's future financial condition, liquidity, and results of operations: (i) restrictions on in-person activities associated with residential real estate transactions arising from shelter-in-place, or similar isolation orders; (ii) decline in consumer demand for in-person interactions and physical home tours; and (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individual investment portfolios, and more stringent mortgage financing conditions.

In response to the COVID-19 Outbreak, the Company has implemented cost-saving measures, including elimination of non-essential travel and in-person training activities, and deferral of certain planned expenditures. Additionally, our Chief Executive Officer, Joshua Harley, and our President and Chief Financial Officer, Marco Fregenal, voluntarily took no base salary for March and April 2020. In addition, our Chief Broker Operations Officer, Samantha Giuggio, and one other senior employee voluntarily took 50% reductions in their base salary for those months. Based in part on business operations and results through the end of April, the Company resumed paying all of these salaries in full in May. Given the daily evolution of the COVID-19 Outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 Outbreak on its results of operations, financial condition, or liquidity for the year ending December 31, 2020 and beyond. If the COVID-19 Outbreak continues, it may have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations.

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of cash and cash equivalents, accounts receivable, agent annual fees receivable, net, prepaid and other current assets, due from affiliates, accounts payable and accrued liabilities, and due to affiliates approximate their carrying value due to their short-term maturities. The loan and notes payable, and lease liability are presented at their carrying value, which based on borrowing rates currently available to the Company for loans and leases with similar terms, approximate their fair values.

Accounts Receivable — Accounts receivable consist of balances due from customers. The Company records no allowances due to the Company's ability to collect substantially all receivables. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances.

Agent Annual Fees Receivable — Agent annual fees receivable, net of estimated allowances for uncollectible accounts, consist of a $500 fee every agent pays on their first sale or their one-year anniversary date, which is recognized as a reduction to Cost of Revenue ratably over the year in which the fee pertains. The Company estimates the allowance for uncollectible accounts based on historical write-off experience each period.

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

Capitalized internal use software — Costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, direct internal and external costs relating to upgrades or enhancements that meet the capitalization criteria are capitalized in capitalized software, net and amortized on a straight-line basis over their estimated useful lives. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the websites (or software) that result in added functionality, in which case the costs are capitalized as well.

Capitalized software costs are amortized over the expected useful lives of the applicable software. Currently, capitalized software costs for internal use has a useful life estimated at three years.

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Warrant — The Company accounts for common stock warrants as either equity instruments or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), depending on the specific terms of the warrant agreement. Under ASC 718, Compensation - Stock Compensation ("ASC 718"), the warrants shall be classified as a liability if 1) the underlying shares are classified as liabilities or 2) the entity can be required under any circumstances to settle the warrant by transferring cash or other assets. In accordance with ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, the measurement of equity-classified nonemployee share-based payments is generally fixed on the grant date and are considered compensatory, as defined by ASC 718. For additional discussion on warrants, see Note 9.

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

The Company believes that it is currently more likely than not that its deferred tax assets will not be realized and as such, it has recorded a full valuation allowance for these assets. The Company evaluates the likelihood of the ability to realize deferred tax assets in future periods on a quarterly basis, and when appropriate evidence indicates it would release its valuation allowance accordingly. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and accumulated deficit, the Company provided a full valuation allowance against the U.S. tax assets resulting from the tax losses as of September 30, 2020 and December 31, 2019.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Offering Costs — Deferred offering costs, which consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Company’s initial public offering (“IPO”), were capitalized and offset against proceeds upon the closing of the IPO, which occurred on August 4, 2020.

Loss Per Share — Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share excludes, when applicable, the potential impact of unvested shares of restricted stock because their effect would be anti-dilutive due to our net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The table below provides total potential shares outstanding, including those that are anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Stock options	37,130	37,130	37,130	37,130
Unvested restricted stock awards	214,329	24,064	214,329	24,064
Common stock warrants	240,100	—	240,100	—

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

Note 3. Property and Equipment, Net

Property and equipment, net consisted of the following at the dates indicated:

	September 30, 2020	December 31, 2019
	(Unaudited)
Vehicles	$119,324	$119,324
Computers and equipment	98,993	73,115
Furniture and fixtures	30,058	30,058
Total property and equipment	248,375	222,497
Accumulated depreciation	(140,826)	(116,525)
Total property and equipment, net	$107,549	$105,972

Depreciation expense for property and equipment was approximately $8,000 and $6,000 for the three months ended September 30, 2020 and 2019, respectively, and $24,000 and $18,000 for the nine months ended September 30, 2020 and 2019, respectively.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Capitalized Software, Net

Capitalized software, net consisted of the following at the dates indicated:

	September 30, 2020	December 31, 2019
	(Unaudited)
Software development	$840,400	$499,300
Total capitalized software	840,400	499,300
Accumulated amortization	(118,614)	(34,458)
Total capitalized software, net	$721,786	$464,842

Amortization expense for capitalized software was approximately $36,000 and $12,000 for the three months ended September 30, 2020 and 2019, respectively, and $84,000 and $23,000 for the nine months ended September 30, 2020 and 2019, respectively.

Note 5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at the dates indicated:

	September 30, 2020	December 31, 2019
	(Unaudited)
Accounts payable	$2,069,797	$922,373
Deferred annual fee	886,159	463,667
Accrued commissions	287,021	261,161
Accrued professional fees	259,961	601,797
Accrued compensation	227,467	196,948
Credit card liability	162,820	70,431
Other accrued liabilities	193,006	72,836
Accrued legal fees	136,870	71,724
Accrued bonuses	10,400	5,400
Insurance premium liabilities	—	139,891
Total accounts payable and accrued liabilities	$4,233,501	$2,806,228

Note 6. Debt

Loan Payable

The Company obtained a loan for an automobile used by the Chief Executive Officer. The term of the loan is from July 2016 through December 2022 with an annual interest rate of 1.74%. The components of the loan payable were as follows:

	September 30, 2020	December 31, 2019
	(Unaudited)
Loan payable - Automobile loan	$39,395	$52,188
Less current portion	(17,319)	(17,095)
Loan payable, net of current portion	$22,076	$35,093

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable

	September 30, 2020	December 31, 2019
	(Unaudited)
Quail Point Corp.	$—	$500,000
Paycheck Protection Program Loan	303,681	—
Small Business Administration Loan	149,900	—
Long term debt	453,581	500,000
Less current portion of the Paycheck Protection Program Loan	(185,979)	—
Less current portion of the Small Business Administration Loan	(999)	—
Note payable, net of current portion	$266,603	$500,000

Note Payable – Quail Point Corp.

On April 14, 2017, Fathom Realty entered into a Loan Agreement with Quail Point Corp. (the “Lender”) whereby Fathom Realty borrowed $400,000 from the Lender. Interest was payable each month at 1.6675% (20% annually) and the note was due to mature on March 1, 2037 with the principal due at that time. The Loan Agreement allowed for principal payments at any time without pre-payment penalty.

On February 6, 2018, Fathom Realty entered into a new Loan Agreement (‘New Loan Agreement”) for $500,000 with the Lender. The New Loan Agreement extinguished the original loan and established a new loan. The fair value of the New Loan Agreement equaled the carrying value. Interest was payable each month at 1.6675% (20% annually) and the note was due to mature on March 1, 2023 with the principal due at that time. The New Loan Agreement allowed for principal payments at any time without pre-payment penalty. On August 13, 2020, the Company repaid the note in full.

Note Payable – Paycheck Protection Program Loan

On May 5, 2020, the Company received $303,681 in loan funding from the Paycheck Protection Program (the “PPP”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account current business activity and ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company dated May 5, 2020 (the “ PPP Note”) in the principal amount of $303,681, to Bank of America (the “Bank”), the lender. Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1% per annum, and there is a deferment period until equal installment payments of $17,090 of principal and interest are due. The term of the PPP Note is two years, though payments greater than the monthly payment or additional payments may be made at any time without prepayment penalty but shall not relieve the Company of its obligations to pay the next succeeding monthly payment. The deferment period generally lasts until the SBA remits the loan forgiveness amount to the Bank. If we do not apply for loan forgiveness, then payments will become due.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the 24-week period after the loan origination for certain purposes including payroll costs, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered twenty-four-week period will qualify for forgiveness. Forgiveness of the loan is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on future adherence to the forgiveness criteria. The Company intends to use the entire PPP Loan for qualifying expense, though no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note Payable – Small Business Administration Loan

On June 5, 2020, the Company received $150,000 in loan funding from the SBA (the “SBA Note”) under the Economic Injury Disaster Loan program (“EIDL”). The Company will use all the proceeds of this secured SBA Note solely as working capital to alleviate economic injury caused by COVID-19. The SBA Note is evidenced by a promissory note of the Company dated June 5, 2020 in the principal amount of $150,000, to the SBA, the lender. Debt issuance costs incurred in connection with the SBA Note of $100 were expensed. Under the terms of the SBA Note, interest accrues on the outstanding principal at the rate of 3.75% per annum, and installment payments, including principal and interest, of $731 monthly, will begin twelve months from the date of the SBA Note. All remaining principal and accrued interest is due and payable thirty years from the date of the Note. In connection with the SBA Note, the Company received a $10,000 grant, which does not need to be repaid, and is recorded as other income.

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

All share and per share amounts, including stock options, have been retroactively adjusted in these financial statements for all periods presented to reflect the 4.71352-for-one reverse stock split. Furthermore, exercise prices of stock options have been retroactively adjusted in these financial statements for all periods presented to reflect the 4.71352-for-one reverse stock split.

Common Stock

During the nine months ended September 30, 2020 and prior to its IPO, the Company sold, in aggregate, 15,726 shares of common stock for gross proceeds of $83,014. The Company sold 3,430,000 shares of common stock in connection with the IPO for $31.1 million, net of offering costs.

Treasury Stock

During the nine months ended September 30, 2020, the Company repurchased, in aggregate, 5,683 shares of common stock from agents and employees whose relationship with the Company was terminated for a total of $30,000.

Note 8. Share-based Compensation

The Company’s 2017 Stock Plan (the “Plan”) provides for granting stock options and restricted stock awards to employees, directors, contractors and consultants of the Company. A total of 3,182,335 shares of common stock are authorized to be issued pursuant to the Plan. As of September 30, 2020, there were 2,776,391 shares available for future grants under the Plan. Determining the appropriate fair value of share-based awards requires the input of subjective assumptions, including the fair value of the Company’s common stock, and, for stock options, the expected life of the option, and expected stock price volatility. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	227,981	$5.28
Granted	—	—
Vested	—	—
Forfeited	(4,216)	(5.28)
Nonvested at March 31, 2020	223,765	5.28
Granted	—	—
Vested	—	—
Forfeited	(6,914)	(5.28)
Nonvested at June 30, 2020	216,851	5.28
Granted	—	—
Vested	—	—
Forfeited	(2,522)	(5.28)
Nonvested at September 30, 2020	214,329	$5.28

The Company recognized stock compensation expense for restricted stock awards of $97,219, net of forfeitures of $8,968, and $2,942, net of forfeitures of $0, for the three months ended September 30, 2020 and September 30, 2019, respectively, and $298,239, net of forfeitures of $20,323, and $1,546,247, net of forfeitures of $0, for the nine months ended September 30, 2020 and September 30, 2019, respectively, which is included in general and administrative expense. At September 30, 2020, the total unrecognized compensation expense related to unvested restricted stock awards granted was $814,461, which the Company expects to recognize over a period of approximately 2.07 years. No shares were granted during the nine months ended September 30, 2020.

Stock Option Awards

For the three months ended September 30, 2020 and September 30, 2019, the Company recognized $0 and $21,033, respectively, and for the nine months ended September 30, 2020 and September 30, 2019, the Company recognized $24,194 and $32,852, respectively, of share-based compensation expense in general and administrative expense. At September 30, 2020, the total unrecognized compensation related to unvested stock option awards granted was $0. No stock option awards were granted during the nine months ended September 30, 2020.

Note 9. Equity-classified Warrants

On August 4, 2020, the Company issued a warrant to the underwriter (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant is exercisable at a per share exercise price of $11.00, and is exercisable at any time from and after January 31, 2021 through August 4, 2025.

Upon the issuance of these warrants as partial compensation for its services as an underwriter, the fair value of approximately $0.7 million was recorded as equity issuance costs.

The assumptions in the table below were used to estimate the fair value of the warrants granted using the Black-Scholes option pricing method at August 4, 2020. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of the warrant issued represents the period of time that the warrants issued are expected to be outstanding. Expected volatility is based on implied volatilities from the Company’s stock, historical volatility of the Company’s stock, and other factors.

Risk-free interest rate	0.1%
Expected term (in years)	2.5
Expected volatility	64.0%
Expected dividend yield	—%

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The details of the outstanding warrants are as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)
Outstanding at December 31, 2019	—	$—	—
Granted	240,100	11.00	2.50
Outstanding at September 30, 2020	240,100	$11.00	2.42

Note 10. Leases

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

Our lease agreements generally do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate imputed discount rate. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived an imputed rate, which was used in a portfolio approach to discount its real estate lease liabilities. We used estimated incremental borrowing rates for all active leases.

There was no sublease rental income for the nine months ended September 30, 2020, the Company is not the lessor in any lease arrangement, and no related party transactions for lease arrangements have occurred.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods indicated:

	Nine months ended September 30,
Components of total lease cost:	2020	2019
	(Unaudited)
Operating lease expense	$118,059	$76,582
Short-term lease expense	47,382	40,442
Total lease cost	$165,441	$117,024

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Position as of September 30, 2020

Right of use lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows:

As of September 30, 2020
(Unaudited)
Assets
Lease right of use assets	$249,075
Total lease assets	$249,075

Liabilities
Current liabilities:
Lease liability - current portion	$78,531
Noncurrent liabilities:
Lease liability, net of current portion	174,163
Total lease liability	$252,694

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of September 30, 2020:

Weighted average remaining lease term (in years) - operating leases	3.92
Weighted average discount rate - operating leases	9.62%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2020, for the following five fiscal years and thereafter were as follows:

Year ending December 31,	Operating Leases
2020 (remaining)	$37,897
2021	80,786
2022	59,643
2023	41,686
2024	43,243
2025	37,353
Total Minimum Lease Payments	$300,608
Less effects of discounting	(47,914)
Present value of future minimum lease payments	$252,694

Note 11. Related Party Transactions

Due from affiliates

Historically, Fathom Realty loaned monies to other entities controlled by shareholders of the Company, all of which were repaid prior to the IPO.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due from affiliates consisted of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
On Target Transactions LLC	$—	$2,561
Total due from affiliates	$—	$2,561

On Target Transactions LLC (“On Target Transactions”) is a transaction management company for real estate agents. Messrs. Harley and Fregenal own a total of 60% of On Target Transactions.

Due to affiliates

Historically, Fathom Realty had outstanding monies due to related parties and other entities controlled by shareholders of the Company, all of which were repaid prior to the IPO.

Due to affiliates consisted of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
Hometown Heroes Holdings, LLC	$—	$23,658
Total due to affiliates	$—	$23,658

Hometown Heroes Holdings, LLC (“Hometown Heroes Holdings”) is a real estate portal that generates real estate leads. Hometown Heroes Holdings is fully owned by Joshua Harley, Marco Fregenal and Glenn Sampson, who are officers (Harley and Fregenal), directors and shareholders of the Company.

Note 12. Income Taxes

As of September 30, 2020, and December 31, 2019, the Company had federal net operating loss carryforwards of $7.2 million and $6.5 million and state net operating loss carryforwards of $3.5 million and $3.2 million, respectively. Losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The adoption of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the nine months ended September 30, 2020 or the year ended December 31, 2019. Currently, the statute of limitations remains open subsequent to and including the year ended December 31, 2016.

Note 13. Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, brokerage or real estate disputes, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and vicarious liability based upon conduct of individuals or entities outside of the Company’s control, including agents and third-party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of September 30, 2020, there was no material litigation against the Company.

Note 14. Subsequent Events

On November 4, 2020, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Verus Title Inc., a Delaware corporation (“Verus”), the Yurashevich Community Property Trust of 2016, a community property trust (“Yurashevich Trust”) and the Kaila Family Trust, a revocable living trust (“Kaila” and collectively with Yurashevich Trust, the “Sellers”), and Paul Yurashevich, an individual resident of North Carolina (“Yurashevich”) in his individual capacity as Sellers representative, pursuant to which the Company will acquire all of the outstanding stock of Verus (the “Acquisition”). The Company will pay a purchase price of approximately $0.7 million in cash, as well as shares of the Company’s common stock having an aggregate value on the Closing Date of approximately $1.0 million. The Purchase Agreement includes customary representations, warranties and covenants of the Company and the Sellers.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 19, 2020, pursuant to the 2020 Equity Program, the Company issued 124,666 stock grants, which generally have a vesting term of three years based on continued affiliation with the Company.

On November 4, 2020, pursuant to the Plan, the Board granted stock option awards to the independent directors to acquire 10,202 shares of common stock. The stock options will vest one year from the date of grant.

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

On August 4, 2020 the Company completed an IPO of its common stock, which resulted in the issuance and sale of 3,430,000 shares of its common stock at a public offering price of $10.00 per share, generating net proceeds of $31.1 million after deducting underwriting discounts and other offering costs.

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

According to the National Association of Realtors (“NAR”), the coronavirus is leading to fewer homebuyers, as well as listings being delayed. The decline in consumer confidence and the measures taken to prevent the spread of COVID-19 are bringing caution to buyers and sellers. The NAR is predicting that the COVID-19 Outbreak could accelerate economic corrections and contribute to sharper but temporary drags on housing activity. While the effect of lower interest rates could offset some of the negative impacts on housing demand, it is too early to determine whether the lower interest rates can overcome the current economic concerns and rising uncertainty. According to the NAR housing statistics, existing home sales increased 9.4% in September 2020 from the previous month and 20.9% in September 2020 compared to the previous year. The NAR reported that pending home sales increased 8.8% for a record high in August 2020 from the previous month and 24.2% in August 2020 compared to the previous year, which is an encouraging statistic as pending home sales are a forward-looking indicator of future home sales. The index measures housing contract activity and is based on signed real estate contracts for existing single-family homes and condos. However, since the NAR released this data there has been an increase in COVID-19 infection rates in key states in which we operate. We are constantly monitoring the spread of COVID-19, especially in states and regions in which we currently operate, primarily in the South, Atlantic, Southwest and Western parts of the United States. Certain states in which we primarily operate have reported a recent spike in diagnosed cases of COVID-19.

We believe that the social and economic impacts in the states and regions in which we operate, which include but are not limited to the following, could have a significant impact on our future financial condition, liquidity, and results of operations: (i) restrictions on in-person activities associated with residential real estate transactions arising from shelter-in-place, or similar isolation orders; (ii) decline in consumer demand for in-person interactions and physical home tours; and (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individual investment portfolios, and more stringent mortgage financing conditions. In response to the COVID-19 Outbreak, the Company has implemented cost-saving measures including elimination of non-essential travel and in-person training activities, and deferral of certain planned expenditures. Additionally, our Chief Executive Officer, Joshua Harley, and our President and Chief Financial Officer, Marco Fregenal, voluntarily took no base salary for March and April 2020. In addition, our Chief Broker Operations Officer, Samantha Giuggio, and one other senior employee voluntarily took 50% reductions in their base salary for those months. Based in part on business operations and results through the end of April, the Company resumed paying all of these salaries in full in May.

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

We had the following number of agents as of:

	September 30, 2020	September 30, 2019	Change
Agents	5,026	3,629	38%

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

Agent Equity Ownership

Effective January 1, 2019, agents can receive stock grants, that vest in three years based on continued affiliation with the Company, in two ways: 1) when the agent closes a sale of a property for the Company; and 2) when the agent refers another agent to join the Company and the referred agent closes his or her first sale for the Company.

Cost of Revenue

Cost of revenue consists primarily of agent commissions less fees paid to us by our agents. We expect cost of revenue to continue to rise in proportion to the expected increase in revenue.

Operating Expenses

General and Administrative

General and administrative expenses consist primarily of personnel costs, share-based compensation, and fees for professional services. Professional services principally consist of external legal, audit, and tax services. In the short term, we expect general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and to meet the increased compliance requirements associated with our transition to, and operation as, a public company. However, in the long term, we anticipate general and administrative expenses as a percentage of revenue to decrease over time, if and as we are able to increase revenue.

Marketing

Marketing expenses consist primarily of expenses for online and traditional advertising, as well as costs for marketing and promotional materials. Advertising costs are expensed as they are incurred. We expect marketing expenses to increase in absolute dollars as we use the proceeds of our IPO to expand advertising programs and we anticipate marketing expenses as a percentage of revenue to decrease over time, if and as we are able to increase revenue.

Income Taxes

From inception until the completion of the Exchange Transactions, we did not record any U.S. federal or state income tax benefits for the net losses we had incurred because our legal entities were pass-through tax entities. Subsequent to the Exchange Transactions, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred due to our uncertainty of realizing a benefit from those items. As of September 30, 2020, and December 31, 2019, we had federal net operating loss carryforwards of $7.2 million and $6.5 million and state net operating loss carryforwards of $3.5 million and $3.2 million, respectively. Losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar state law provisions.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenue

	Three months ended September 30,		Change
	2020	2019	Dollars	Percentage
	(Unaudited)
Revenue	$55,847,915	$32,089,978	$23,757,937	74%

For the three months ended September 30, 2020, revenue increased by approximately $23.8 million or 74%, as compared with the three months ended September 30, 2019. This was primarily due to an increase in transaction volume, from approximately 5,200 transactions for the quarter ended September 30, 2019 to approximately 8,100 transactions for the quarter ended September 30, 2020, and an increase in revenue per transaction primarily due to rising home prices. Our transaction volume increased primarily due to the growth in the number of agents contracted with us.

Cost of Revenue

	Three months ended September 30,		Change
	2020	2019	Dollars	Percentage
	(Unaudited)
Cost of revenue	$52,871,073	$30,318,582	$22,552,491	74%

For the three months ended September 30, 2020, cost of revenue increased by approximately $22.6 million, or 74%, as compared with the three months ended September 30, 2019. Cost of revenue primarily includes costs related to agent commissions net of fees paid to us by our agents. These costs are generally correlated with recognized revenues. As such, the increase in cost of revenue, compared to the same period in 2019 was primarily attributable to an increase in agent commissions paid due to higher transaction volume and rising home prices.

Operating Expenses

	Three months ended September 30,		Change
	2020	2019	Dollars	Percentage
	(Unaudited)
General and administrative	$2,895,055	$1,927,407	$967,648	50%
Marketing	217,931	55,483	162,448	293%
Total operating expenses	$3,112,986	$1,982,890	$1,130,096	57%

For the three months ended September 30, 2020, general and administrative expenses increased by approximately $1.0 million, or 50%, as compared with the three months ended September 30, 2019. The increase was primarily attributable to our growth and becoming a public company, including a $0.3 million increase in payroll salaries and commissions, a $0.4 million increase in professional fees, a $0.2 million increase in insurance expense, and a $0.1 million increase in share-based compensation.

For the three months ended September 30, 2020, marketing expenses increased by approximately $0.2 million, or 293%, as compared with the three months ended September 30, 2019. The increase was primarily attributable to an increase in direct advertising costs, which we ramped up using proceeds from our IPO.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenue

	Nine months ended September 30,		Change
	2020	2019	Dollars	Percentage
	(Unaudited)
Revenue	$123,375,490	$78,017,017	$45,358,473	58%

For the nine months ended September 30, 2020, revenue increased by approximately $45.4 million or 58%, as compared with the nine months ended September 30, 2019. This was primarily due to an increase in transaction volume, from approximately 12,800 transactions for the nine months ended September 30, 2019 to approximately 18,200 transactions for the nine months ended September 30, 2020, and an increase in revenue per transaction primarily due to rising home prices. Our transaction volume increased primarily due to the growth in the number of agents contracted with us.

Cost of Revenue

	Nine months ended September 30,		Change
	2020	2019	Dollars	Percentage
	(Unaudited)
Cost of revenue	$115,915,107	$73,197,739	$42,717,368	58%

For the nine months ended September 30, 2020, cost of revenue increased by approximately $42.7 million, or 58%, as compared with the nine months ended September 30, 2019. Cost of revenue primarily includes costs related to agent commissions net of fees paid to us by our agents. These costs are generally correlated with recognized revenues. As such, the increase in cost of revenue compared to the same period in 2019 was primarily attributable to an increase in agent commissions paid due to higher transaction volume and rising home prices.

Operating Expenses

	Nine months ended September 30,		Change
	2020	2019	Dollars	Percentage
	(Unaudited)
General and administrative	$6,835,350	$7,332,891	$(497,541)	(7)%
Marketing	586,595	159,432	427,163	268%
Total operating expenses	$7,421,945	$7,492,323	$(70,378)	(1)%

For the nine months ended September 30, 2020, general and administrative expenses decreased by approximately $0.5 million, or 7%, as compared with the nine months ended September 30, 2019. The decrease was primarily attributable to a $1.3 million decrease in share-based compensation, partially offset by a $0.5 million increase in payroll salaries and commissions, a $0.2 million increase in insurance expense, and a $0.1 million increase in professional fees.

For the nine months ended September 30, 2020, marketing expenses increased by approximately $0.4 million, or 268%, as compared with the nine months ended September 30, 2019. The increase was primarily attributable to an increase in direct advertising costs, which we ramped up using proceeds from our IPO.

Liquidity and Capital Resources

Capital Resources

			Change
	September 30, 2020	December 31, 2019	Dollars	Percentage
	(Unaudited)
Current assets	$34,168,019	$1,654,079	$32,513,940	1,966%
Current liabilities	4,516,329	2,936,547	1,579,782	54%
Net working capital	$29,651,690	$(1,282,468)	$30,934,158	2,412%

To date, our principal sources of liquidity have been the net proceeds we received through private sales of our common stock, as well proceeds from loans and operations, and the Company's initial public offering. As of September 30, 2020, our available cash totaled $31.0 million, which represented an increase of $30.4 million compared to the year ended December 31, 2019. As of September 30, 2020, we had a working capital of $29.7 million, which represents an increase of $30.9 million compared to the year ended December 31, 2019. In December 2019, we sold shares of common stock to certain employees and agents under our equity incentive plan with gross proceeds totaling approximately $0.5 million. On August 4, 2020 the Company completed an initial public offering of its common stock (“IPO”), which resulted in the issuance and sale of 3,430,000 shares of its common stock at a public offering price of $10.00 per share, generating net proceeds of $31.1 million after deducting underwriting discounts and other offering costs. We anticipate that our existing balances of cash and cash equivalents and future expected cash flows generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months based on our planned budget, which includes continued increases in the number of our agents and transactions at rates consistent with historical growth, and the expected ability to achieve sales volumes necessary to cover forecasted expenses.

However, we might need or choose to raise additional capital through debt or equity financings, which might not be available on favorable terms or at all and could hinder our business and dilute our existing shareholders. Our future capital requirements depend on many factors, including potential acquisitions, our level of investment in technology, and our rate of growth into new markets. Our capital requirements might also be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes to the manner in which we currently operate. Additionally, as the impact of the COVID-19 on the economy and operations evolves, we will continuously assess our liquidity needs. In the event of a sustained market deterioration, we may need or seek advantageously to obtain additional funding through equity or debt financing.

Cash Flows

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine months ended September 30,		Change
	2020	2019	Dollars	Percentage
	(Unaudited)
Net cash used in operating activities	$(329,840)	$(264,429)	$(65,411)	(25)%
Net cash used in investing activities	$(366,978)	$(252,508)	$(114,470)	(45)%
Net cash provided by financing activities	$31,110,518	$563,427	$30,547,091	5,422%

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 consisted of a net loss of $0.1 million, non-cash charges of $0.5 million, including $0.3 million of share-based compensation expense, $0.1 million of bad debt, and $0.1 million of depreciation and amortization. Changes in assets and liabilities were primarily driven by a $1.4 million increase in accounts payable and accrued liabilities due primarily to the timing of payments, partially offset by a by a $1.1 million increase in accounts receivable, and a $0.5 million increase in agent annual fees receivable due primarily to an increase in the number of agents.

Net cash used in operating activities for the nine months ended September 30, 2019 consisted of a net loss of $2.7 million, offset by non-cash charges of $1.7 million, including $1.6 million of share-based compensation expense, $0.1 million of bad debt, and $0.04 million of depreciation and amortization. Changes in assets and liabilities were primarily driven by a $0.3 million decrease in accounts payable and accrued liabilities due primarily to the timing of payments, partially offset by a $1.0 million increase in accounts receivable, and a $0.5 million increase in agent annual fees receivable due primarily to an increase in the number of agents.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 consisted of $0.3 million from purchases of capitalized software as well as computers and equipment.

Net cash used in investing activities for the nine months ended September 30, 2019 consisted of purchases of software as well as computers and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of $34.3 million of proceeds from the issuance of common stock in connection with the IPO, $0.5 million in proceeds from notes payable, and $0.1 million of proceeds from issuance of common stock, which was offset by $3.2 million in payments of offering costs in connection with issuance of common stock in connection with IPO, $0.5 million payments on the note payable, purchase of treasury stock, and our principal payments on an outstanding loan.

Net cash provided by financing activities for the nine months ended September 30, 2019 consisted of $0.6 million of proceeds from issuance of common stock and principal payments to the Company on an outstanding loan made by it.

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

We define the non-GAAP financial measure of Adjusted EBITDA as net income (loss), excluding other expense (income), net, income tax expense (benefit), depreciation and amortization, and share-based compensation expense.

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

The following tables present a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited)		(Unaudited)
Net loss	$(183,747)	$(238,879)	$(65,720)	$(2,746,881)
Other expense (income), net	16,103	27,385	70,658	81,816
Income tax expense (benefit)	31,500	—	33,500	(7,980)
Depreciation & amortization	44,686	17,886	108,457	41,519
Restricted stock award compensation expense	97,219	2,942	298,239	1,546,247
Stock option compensation expense	—	21,033	24,194	32,852
Adjusted EBITDA	$5,761	$(169,633)	$469,328	$(1,052,427)

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

Valuation of Common Stock

In order to determine the fair value of our common stock for stock option awards granted during April 2019, we considered, among other things, contemporaneous valuations of our common stock, our business, financial condition and results of operations, including related industry trends affecting our operations; the likelihood of achieving a liquidity event, such as an initial public offering, or sale, given prevailing market conditions; the lack of marketability of our common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions. The fair value of our other restricted stock awards has been based on sales of the Company’s common stock to third parties.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, and our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on the evaluation conducted, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of September 30, 2020 due to the material weaknesses discussed below.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors that we have previously disclosed in our Initial Public Offering Registration Statement. The risks described in our Initial Public Offering Registration Statement are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Articles of Amendment to the Restated Articles of Incorporation of Fathom Holdings Inc., effective July 27, 2020 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 4, 2020).

4.1	Underwriter Warrant issued August 4, 2020 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 4, 2020).

10.1	Fathom Holdings Inc. 2017 Stock Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2020).

10.2	Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 4, 2020).

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2020 and 2019; and (v) Notes to Unaudited Financial Statements.

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

FATHOM HOLDINGS INC.

Date: November 12, 2020	By:	/s/ Marco Fregenal
Marco Fregenal
President and Chief Financial Officer
(Principal Financial and Accounting Officer)