Form 10-K
period 2020-12-31
Fathom Holdings Inc.
filed 2021-03-24
CIK 1753162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-39412

FATHOM HOLDINGS INC.

(Exact name of Registrant as specified in its Charter)

North Carolina	82-1518164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Regency Parkway Drive, Suite 300, Cary, North Carolina 27518

(Address of principal executive offices) (Zip Code)

(888) 455-6040

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, No Par Value	FTHM	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock and, therefore, the registrant cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2020 (based on the closing sale price of $36.04 on that date), was approximately $178,084,452. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 19, 2021, there were approximately 13,901,563 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2020. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

Fathom Holdings Inc.

FORM 10-K

December 31, 2020

TABLE OF CONTENTS

NOTES

In this Annual Report on Form 10-K (this “Report”), and unless the context otherwise requires, “Fathom,” “we,” “us,” “our,” “the Company,” “our Company” and “our business” refer to Fathom Holdings Inc. and its direct and indirect subsidiaries as of December 31, 2020, taken as a whole.

We have a registered trademark with the United States Patent and Trademark Office (“USPTO”) for the name and logo of “intelliAgent” and “Fathom Realty”, as they relate to real estate and associated industries. All other trade names, trademarks and service marks appearing in this Report are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Report, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Report without trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

 This Report contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Report regarding our strategy, future operations, future product research or development, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “goals,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “forecast” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Report include, but are not limited to, statements about:

•	our ability to remain an innovative leader in the real estate industry;

•	whether or not we are able to effectively manage rapid growth in our business;

•	the risks associated with the COVID-19 pandemic;

•	our ability to grow in the various local markets that we serve;

•	whether or not we are successful in identifying and pursuing new business opportunities;

•	our value proposition for agents, including allowing them to keep more of their commissions than traditional companies do, and receive equity in our Company;

•	our ability to make sure agents understand our value proposition so that we are able to attract, retain and incentivize agents;

•	our ability to attract and retain additional qualified agents and other personnel;

•	the risks associated with making meaningful comparisons of successive quarters;

•	our ability to protect the privacy of employees, independent contractors, or consumers or personal information that they share with us so that we do not harm our reputation and business;

•	our ability to be able to expand, maintain and improve the systems and technologies upon which we rely on to operate;

•	our ability to prevent security breaches, cybersecurity incidents, and interruptions, delays and failures in our systems and operations;

•	if we fail to maintain compliance with the law and regulations of federal, state, foreign, county governmental authorities, or private associations and governing boards;

•	our ability to remediate the material weaknesses identified in our internal controls over financial reporting;

•	the risks associated with the loss of our current executive officers or other key management;

•	the risks associated with employee or agent litigation and unfavorable publicity;

•	our ability to protect intellectual property rights;

•	our ability to be able to evaluate potential vendors, suppliers and other business partners for acquisition in order to accelerate growth;

•	our future revenues and growth prospects and our dependence on other contractors;

•	our non-GAAP operating performance, as reported using Adjusted EBITDA, which is not equivalent to net income (loss) from operations as determined under GAAP;

•	the risks associated with litigation filed by or against us, and adverse results therefrom;

•	our ability to manage technology that is currently being developed in foreign countries, including Brazil, which makes us subject to certain risks associated with foreign laws and regulations; and

•	other forward-looking statements discussed elsewhere in this Report.

We might not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Report, particularly in the section titled “Risk Factors” included in Item 1A of Part I of this Report, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. The environment in which we operate is highly competitive and rapidly changing and it is not possible for our management to predict all risks, as new risks emerge from time to time, such as the rapidly evolving environment and uncertainties relating to the outbreak of a novel strain of coronavirus that causes COVID-19. The coronavirus continues to spread globally and was declared a pandemic by the World Health Organization in March 2020. Given the volatility of the global environment as a result of the ongoing COVID-19 pandemic, the effect of COVID-19 will not be fully reflected in our results of operations and financial performance until future periods.

Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report. You also should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

SUMMARY OF RISK FACTORS

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors, but these risk factors are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” included in Item 1A of Part I of this Report, together with the other information in this Report. If any of the following risks actually occurs (or if any of those listed elsewhere in this Report occur), our business, reputation, financial conditions, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, might also become important factors that adversely affect our business.

Risks Related to Our Business

•	If we do not remain an innovative leader in the real estate industry, we might not be able to grow our business and leverage our costs to achieve profitability;

•	We might not be able to effectively manage rapid growth in our business;

•	The COVID-19 pandemic might have a material adverse effect on our businesses, financial condition, results of operations, and liquidity;

•	If we fail to grow in the various local markets that we serve or are unsuccessful in identifying and pursuing new business opportunities our long-term prospects and profitability will be harmed;

•	Our value proposition for agents includes allowing them to keep more of their commissions than traditional companies do, and receive equity in our Company, which is not typical in the real estate industry. If agents do not understand our value proposition, we might not be able to attract, retain and incentivize agents;

•	We might not be able to attract and retain additional qualified agents and other personnel;

•	We might be unable to maintain our agent growth rate, which would adversely affect our revenue growth and results of operations;

•	If we fail to expand effectively into adjacent markets, our growth prospects could be harmed;

•	We have a history of losses, and we might not be able to achieve or sustain profitability;

•	Our recent revenue growth rates might not be indicative of our future growth, and we might not continue to grow at our recent pace, or at all;

•	We currently are using and intend to continue to use Adjusted EBITDA, a non-GAAP financial measure, in reporting our annual and quarterly results of operations; however, Adjusted EBITDA is not equivalent to net income (loss) from operation as determined under GAAP, and shareholders may consider GAAP measures to be more relevant to our operating performance;

•	We participate in a highly competitive market, and pressure from existing and new companies might adversely affect our business and operating results;

•	Our operating results are subject to seasonality and vary significantly among quarters during each calendar year, making meaningful comparisons of successive quarters difficult;

•	If we fail to protect the privacy of employees, independent contractors, or consumers or personal information that they share with us, our reputation and business could be significantly harmed;

•	Our business could be adversely affected if we are unable to expand, maintain and improve the systems and technologies upon which we rely to operate;

•	Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, adversely impact our reputation and harm our business;

•	Our business, financial condition and reputation may be substantially harmed by security breaches, interruptions, delays and failures in our systems and operations;

•	We face significant risk to our brand and revenue if we fail to maintain compliance with the law and regulations of federal, state, foreign, or county governmental authorities, or private associations and governing boards;

•	We identified material weaknesses in our internal control over financial reporting, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected;

•	We are an “emerging growth company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors;

•	Loss of our current executive officers or other key management could significantly harm our business;

•	Employee or agent litigation and unfavorable publicity could negatively affect our future business;

•	Failure to protect intellectual property rights could adversely affect our business;

•	We may evaluate potential vendors, suppliers and other business partners for acquisition to accelerate growth but might not succeed in identifying suitable candidates or may acquire businesses that negatively impact us;

•	Our future revenues and growth prospects could be adversely affected by our dependence on other contractors;

•	We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all;

•	Growth might place significant demands on our management and our infrastructure;

•	We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition;

•	Part of our technology is currently being developed in foreign countries, including Brazil, which makes us subject to certain risks associated with foreign laws and regulations.

Risks Related to Our Industry

•	Our results are tied to the residential real estate market and we may be negatively impacted by downturns in this market and general global economic conditions;

•	A lack of financing for homebuyers in the U.S. residential real estate market at favorable rates and on favorable terms could have a material adverse effect on our financial performance and results of operations;

•	The occurrence of natural or man-made disasters could adversely affect our operations, results of operations and financial condition.

Risks Related to Ownership of Our Common Stock

•	The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board of director members;

•	We might have contingent liability arising out of a possible violation of Section 5 of the Securities Act in connection with our use of the free-writing Prospectus filed with the Securities and Exchange Commission on July 1, 2020;

•	Our common stock price might fluctuate significantly, and the price of our common stock may be negatively impacted by factors which are unrelated to our operations;

•	Our amended and restated bylaws provide that, unless we consent in writing, North Carolina state court is, to the fullest extent permitted by law, the sole and exclusive forum for substantially all disputes between us and our shareholders. These choice of forum provisions could limit the ability of shareholders to obtain a favorable judicial forum for disputes with us or our directors, officers or employees;

•	Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our shareholders will not be able to receive a return on their shares unless they sell them;

•	Future sales of shares of our common stock by existing shareholders could depress the market price of our common stock;

•	Joshua Harley, our Chief Executive Officer and Executive Chairman of the Board, together with Marco Fregenal, our President and Chief Financial Officer, and a director, and Glenn Sampson, a significant shareholder and director, own a significant percentage of our stock, and as a result, they can take actions that may be adverse to the interests of the other shareholders and the trading price for our common stock may be depressed.

•	If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

PART I

Item 1. Business.

Overview

Fathom Holdings Inc. was incorporated in the state of North Carolina on May 5, 2017. We are a cloud-based, technology-driven platform-as-a-service company operating in the real estate industry. Our low-overhead business model leverages our proprietary software platform for management of real estate brokerage back-office functions, without the cost of physical brick and mortar offices or of redundant personnel. As a result, we are able to offer our agents the ability to keep significantly more of their commissions compared to traditional real estate brokerage firms. We believe we offer our agents some of the best technology, training, and support available in the industry. We also offer our agents valuable benefits, including equity in our Company if they achieve revenue and growth goals, as well as what we believe is relatively broad and affordable healthcare coverage. We believe our commission structure, business model and our focus on treating our agents well attract more agents and higher producing agents to join and stay with our Company.

Our commission model is designed to empower real estate agents to build a more profitable business by allowing them to keep a high percentage of their commission without sacrificing support, technology, or training. We believe that by simply joining our company, agents from traditional model brokerages can increase their income by over 25% on average. More importantly, agents are able to take that increase and reinvest it into their marketing thereby increasing their number of transactions and revenue.

Generally speaking, there are only two ways to make more money in real estate: increase revenue or decrease expenses. In a slowing housing market, it’s difficult to increase revenue when agents are fighting over a piece of a smaller pie. Our low flat transaction fee provides agents money to outspend their competition on marketing while netting the same amount of money as an agent at a traditional brokerage. With our low flat transaction fee, even during a decline in the housing market where home sales decline by 20%, we believe most real estate agents can net as much income as they did the year before at a traditional brokerage. In other words, they may close 20% fewer homes but could earn the same income as before.

Traditional brokerage companies retain between 20% and 50% in commission splits from their agents. Below is an example of a traditional brokerage company’s commission model assuming a 30% split, versus our commission model. This is an example of potential commission savings, and results similar to the example below are not guaranteed.

We believe our commission model also allows agents to directly compete against discount brokerages and other disruptive new competitors. The flat transaction fee that we charge to our agents allows our agents to charge whatever commission they need to be highly competitive.

We recognize revenue primarily through the commissions that our agents charge their clients. From the gross commission revenue, we keep a flat transaction fee of $450 and the remainder is paid to the agent. Annually for each agent, this $450 transaction fee is charged for the agent’s first 12 sales per agent’s anniversary year and then $99 per sale for the rest of their anniversary year. For leases, we recognize revenue through lease commissions negotiated between our agents and landlords, and we retain $85 per transaction and the remainder is paid to the agent. Each year, every agent also pays a fee of $500 on their first sale (recognized in Cost of Revenue over the year), which helps cover our operating costs such as technology, errors and omissions insurance, training, and oversight. In 2020, our average cost to recruit a new agent was $926 and our annual costs associated with each agent was $300, so we break even in an agent’s first year if he or she makes just two sales.

In just nine years since we launched our company, we have grown rapidly with operations in 27 states or districts. We achieved gross revenue of approximately $177 million in 2020 in sales volume of real estate transactions of over $6.9 billion. As of December 31, 2020, we had 5,471 agents working for us. We have been named to the Inc. 500 list of fastest growing businesses in the United States each year from 2014 through 2017, and the Inc. 5000 for 2018 and 2019.

In March of 2020, we were ranked the #11 largest independent real estate brokerage firm and the #20 overall largest brokerage firm in the United States. These rankings were published by The Real Trends Five Hundred based on several criteria including transaction sides, sales volume, affiliation, top movers, core services, and others. Fathom also was listed as the #2 Top Place to Work in Dallas Fort Worth in 2020 by the Dallas Morning News.

In November of 2020, we finalized our acquisition of Verus Title Inc., a technology-based provider of title insurance services for the residential real estate market (“Verus”). Verus currently operates in 17 states, utilizing a virtual model with minimal offices, with plans for a full U.S. rollout over the long-term. We believe this acquisition has the potential to increase our revenue per agent and per transaction as we integrate Verus into our various markets across the United States.

In March of 2021 we, through our wholly owned subsidiary IntelliAgent, LLC, completed the acquisition of technology platform Naberly Solutions to reduce Fathom’s reliance on third-party technology providers and offer more robust technology to agents to help them grow their businesses.

In March of 2021, we also finalized the acquisition of Red Barn Real Estate, an approximately 230 agent real estate brokerage located in the Atlanta, Georgia market.

Industry Background

We primarily operate in the U.S. residential real estate industry, which is approximately a $2 trillion industry based on 2020 transaction volume (i.e. average home sale price times number of new and existing home sale transactions). Our agents also opportunistically engage in commercial real estate transactions. We derive substantially all of our revenues from serving buyers and sellers of existing homes. According to the National Association of Realtors, or NAR, existing home sales represent approximately 83% of the overall market by number of transactions.

The U.S. residential real estate industry has a long history of growth over time, despite periodical downturns. The following information is based on data published by NAR. This data includes the significant and lengthy downturn from the second half of 2005 through 2011, and in that time frame, the number of annual U.S. existing home sale transactions declined by approximately 39%. Beginning in 2012, the U.S. residential real estate industry began its recovery, and the number of annual U.S. existing home sale units improved by approximately 32% by 2020.

However, we believe that many traditional real estate brokerage companies have business models and practices that hinder their growth and profitability. They often have numerous physical offices throughout the territories they cover, with the associated personnel overhead costs, and have been slow to adopt cost-saving technology in an increasingly price-sensitive and competitive environment. In addition, residential real estate brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold. As a result, while the traditional real estate brokerage companies generally benefit from rising home prices and increasing home sale transactions, they can be seriously adversely impacted by falling home prices.

Industry Trends

We believe the following trends have impacted the U.S. real estate market and that their impact will continue to accelerate:

•	according to NAR, 97% of homebuyers use the Internet to search for homes, up from 93% the year prior, illustrating the importance of technology and lack of importance of expensive brick and mortar offices to the industry, while only 1% found their agent though the agent’s office as shown in the graphic below;

•	nevertheless, according to NAR, 88% of home buyers and 91% of home sellers still used an agent or broker in 2020, up from 88% and 89% in 2019, for various reasons, including the relative size, importance and infrequency of a home sale for any individual;

•	the complexity of the home sale process continues to require the best personal service possible, while technology can make the process and business more efficient;

•	downturns are inevitable, favoring companies with lower cost business models that also pay agents higher commissions; and

•	demographics would indicate continued long-term growth, with household growth expected to average about 1.36 million annually from 2015-2025 and about 1.15 million annually from 2025-2035, according to the 2017 State of the Nation’s Housing Report compiled by the Harvard Joint Center for Housing Studies.

Our Strategy

Our goal is to be one of the leading 100% commission real estate brokerages in the United States while offering superior customer service, state of the art technology, and a great company culture. We have grown rapidly since inception, and plan to accelerate our growth through the following aspects of our vision:

•	offer full brokerage services via our technology-enabled, low-overhead business model;

•	attract and retain high-producing agents by offering high compensation per transaction and industry-leading benefits;

•	use our publicly traded stock to further incentivize agents;

•	continue to enhance and develop our proprietary software platform to facilitate our own business and potentially increase our revenue by licensing it to others; and

•	pursue further growth through potential acquisitions, including using our publicly traded stock as consideration.

Technology

We operate as a cloud-based real estate brokerage by utilizing our consumer-facing website, https://www.FathomRealty.com, and our internal proprietary technology, intelliAgent®, to manage our brokerage operations. Through our website, we provide buyers, sellers, landlords, and tenants with access to all of the available properties for sale or lease on the multiple listing service, or MLS, in each of the markets in which we operate. We provide each of our agents their own personal website that they can modify to match their personal branding. Our website also gives consumers access to our network of professional real estate agents and vendors. Through a combination of our proprietary technology platform and third-party systems, we provide our agents with marketing, training, and other support services, as well as client and transaction management. Our technology, services, data, lead generation, and marketing tools are designed to allow our agents to leverage them to represent their real estate clients with best-in-class service.

Internally, we use our technology to provide agents with opportunities to increase their profitability, reduce risk, and develop professionally, while fostering a culture that values collaboration, strength of community, and commitment to serving the consumer’s best interests. We provide our agents with the systems, support, professional development and infrastructure designed to help them succeed in unpredictable, and often challenging, economic conditions. This includes delivering 24/7 access to collaborative tools and training for real estate agents.

Specifically, using advanced Internet-based software, we can improve compliance and oversight while providing, at no cost to our agents, technology tools and services to our agents and their customers, including:

•	a robust, mobile-friendly, customer-facing corporate website providing access to view all homes for sale and lease in the markets that we serve, with the ability to search and save favorite properties and receive alerts for new properties that fit their criteria;

•	a customizable, mobile-friendly, agent website with home search, lead capture, and blogging capabilities;

•	an advanced customer relationship management system, with visitor tracking, property alerts, and customer communication, all designed to help convert leads into customers;

•	social media tools to enhance agent marketing and visibility;

•	streamlined solicitation, collection, verification and posting of customer testimonials;

•	single property websites for our agents’ listings;

•	a wide array of on-demand training modules for the professional development of agents at all levels of experience; and

•	agent access to intelliAgent®, which is described in more detail below.

Our proprietary intelliAgent® real estate technology platform is designed to provide a suite of brokerage and agent level tools, technology, business processes, business intelligence and reporting, training, customer relationship management, social media marketing, marketing repository, and marketing, along with a marketplace for add-on services and third-party technology. Our intelliAgent rollout strategy began with the core technology needed by every real estate brokerage to manage its agents, its agents’ transactions, commission structures, payments, and compliance, as well as the ability to gain a better understanding as to what is happening in the business through business intelligence and robust reporting. Our technology roadmap for intelliAgent includes brokerage and agent level websites, content creation and management, customer relationship management, social media marketing, agent reviews, goal setting, accountability, expense tracking, training platform, marketing repository, and APIs for integration with third-party tools. We intend for intelliAgent to be more than just a technology platform for Fathom; we might someday use a simplified version of intelliAgent as a platform to unify independent brokerages through a smarter broker network allowing them to effectively compete against larger regional and national brands. This should allow us to monetize a portion of our technology and generate revenue from small to medium sized brokerages and agents who would not otherwise join our company. We believe that intelliAgent also provides us with the platform needed to more fully integrate services companies that are, or become, part of the Fathom Holdings network. This deeper integration is designed to encourage a higher level of agent adoption of our various services companies and therefore create a better agent experience, customer experience, and generate higher revenues for our company and add value for our shareholders.

In addition to building intelliAgent internally, in March 2021 we acquired Naberly Solutions (“Naberly”), a home search website and customer relationship management technology company, to help us achieve technology independence, which should further enhance our proprietary intelliAgent platform to give us a stronger competitive advantage. Naberly should also allow us to further improve our operational efficiency while reducing costs over time. Providing even more robust technology to help our agents grow their businesses is a key strategy to continuing our solid agent growth trajectory, and we believe that Naberly will help us achieve that goal, while also potentially providing new opportunities to generate additional SaaS revenue. With this acquisition, we also intend to roll out an enhanced version of the Naberly platform to launch a national real estate portal to help generate leads for our Fathom agents, as well as non-Fathom agents, in the markets in which we are not currently operating.

In order to develop and accelerate the growth of agents joining Fathom, we developed the Fathom Talent Acquisition Platform. The Fathom Talent Acquisition Platform combines people, technology and process. Fathom has built an extensive database of potential agents who we believe would fit the Fathom culture and benefit from joining the Company. A content marketing strategy keeps these candidates up to date on the latest developments and offers that may be of interest to them in growing their business. Additionally, a team of experienced recruiters focuses on personally introducing and sharing the Fathom brands value proposition with real estate professionals across the country. The team works within a customer relationship management system to nurture longer term opportunities, as well as convert immediate hires. These elements are designed to build brand awareness and position Fathom as the brokerage of choice for agents when making career choices.

Our Focus on Agents

We believe that agents deliver unique value to the specific customers they serve in different ways depending upon the knowledge, skills or niche of the agent and the needs and desires of the customers. We also believe that customers work with agents because of the agent’s skills and service individually and generally place greater weight on those individual skill sets, service levels and style than they do on the brokerage brand with which the agent is affiliated. Therefore, we focus to a great degree on serving our agents, so that we attract and retain the best in the industry.

In a recent study by NAR, only 1% of home sellers choose their agent because of the brand they are with, down from 2% in 2019. We believe home buyers and sellers choose the agent because of their individual marketing prowess, professionalism, and personality. To capitalize on this, we focus on helping our agents improve professionally and increase their financial ability to invest in their personal marketing, and therefore capture a greater percentage of customers. We believe our business model is particularly attractive to productive agents, as illustrated by the following chart:

Cost Structure

The lower overall cost of operating our business virtually has enabled us to offer our agents a 100% commission model. Consequently, this higher commission paid to our agents combined with our unique delivery of support services and the flexibility it provides for agents has facilitated our growth over the past several years. We also differentiate ourselves by not charging our agents royalties or franchise fees. A commission calculator on our website allows agents to determine how much money they could make if they join our company.

We believe we offer agents further opportunity to increase their overall revenue and income, because they can invest the additional income earned under our fee structure in incremental marketing.

Our Markets

Currently, our primary market is the United States. We currently operate in approximately 113 local markets which are located in the following 27 states or districts:

Alabama	Indiana	Ohio

Arizona	Kentucky	Oklahoma

Arkansas	Louisiana	Oregon

California	Maryland	South Carolina

Colorado	Michigan	Tennessee

District of Columbia	Missouri	Texas

Florida	Nevada	Virginia

Georgia	New Jersey	Washington

Illinois	North Carolina	West Virginia

We target urban or suburban cities or regions with populations of at least 50,000, of which there are approximately 775 in the United States. We believe this provides us opportunity for continued growth. We have expanded rapidly since our inception nine years ago. As we continue to expand, we might also plan to target smaller rural markets as well as move into Canada.

Competition

The residential real estate brokerage industry is highly competitive with low barriers to entry for new participants. We believe that recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage. Competition for independent sales agents in our industry is high and has intensified particularly for the more productive independent sales agents. Competition for independent sales agents is generally subject to numerous factors, including remuneration and benefits, other expenses borne by independent sales agents, leads or business opportunities generated for the independent sales agent from the brokerage, independent sales agents’ perception of the value of the broker’s brand affiliation, marketing and advertising efforts by the brokerage or franchisor, technology, continuing professional education, and other services provided by the brokerage or franchisor.

We compete with three major categories of competitors:

•	national independent real estate brokerages, franchisees of national and regional real estate franchisors, regional independent real estate brokerages, and discount and limited-service brokerages;

•	companies that employ technologies intended to disrupt the traditional brokerage model or eliminate agents from, or minimize the role they play in, the home sale transaction, such as through the reduction of brokerage commissions; and

•	other non-traditional models that operate outside of the brokerage industry, such as companies that leverage capital to purchase homes directly from sellers.

Many of our competitors are much larger than us, with more capital to fund growth and survive downturns, and greater brand awareness. Some of our competitors are also increasingly well-funded, which strengthens their competitive position and ability to offer aggressive compensation arrangements to top-performing sales agents. Moreover, a growing number of companies are competing in non-traditional ways for a portion of the gross commission income generated by home sale transactions. For example, listing aggregators and other web-based real estate service providers not only compete with our business by establishing relationships with independent sales agents and/or buyers and sellers of homes, they also increasingly charge brokerages and independent sales agents for advertising on their sites.

Our ability to successfully compete is important to our prospects for growth. Our ability to compete may be affected by the recruitment, retention and performance of independent sales agents, the location of offices and target markets, the services provided to independent sales agents, the fees charged to independent sales agents, the number and nature of competing offices in the vicinity, affiliation with a recognized brand name, community reputation, technology and other factors. Our success may also be affected by national, regional and local economic conditions.

Intellectual Property

We have a registered trademark with the USPTO for the name and logo of “intelliAgent” and “Fathom Realty”, as they relate to real estate and associated industries. We also own the rights to the domain names FathomRealty.com, FathomCareers.com and intelliAgent.com.

We have developed and own the intelliAgent software. We also license third-party software and other proprietary technology upon which we depend. While we currently depend on our relationship with these vendors to provide our services in the short-term, we believe other alternatives are available in the longer term, should they be needed, to license or develop replacement technology.

If necessary, we will aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property. We protect these rights through trademark law, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that we will be able to protect our proprietary rights and information, we intend to assert our intellectual property rights against any infringement. While an assertion of our rights could result in a substantial cost and diversion of management effort, we believe the protection and defense against infringement of our intellectual property rights are essential to our business. There is also risk that someone else will claim that we are violating their intellectual property rights, which could cost money and time to defend, even if successful.

Seasonality of Business

Seasons and weather traditionally impact the real estate industry. Continuous poor weather or natural disasters negatively impact listings and sales. Spring and summer seasons historically reflect greater sales periods in comparison to fall and winter seasons. The latter periods also tend to see greater agent attrition. We have historically experienced lower revenues during the fall and winter seasons, as well as during periods of unseasonable weather, which reduces our operating income, net income, operating margins and cash flow.

Real estate listings precede sales and a period of poor listing activity will negatively impact revenue. Past performance in similar seasons or during similar weather events can provide no assurance of future or current performance, and macroeconomic shifts in the markets we serve can conceal the impact of poor weather and/or seasonality.

Home sales in successive quarters can fluctuate widely due to a wide variety of factors, including holidays, national or international emergencies, the school year calendar’s impact on timing of family relocations, interest rate changes, speculation of pending interest rate changes and the overall macroeconomic market. Our revenue and operating margins each quarter will remain subject to seasonal fluctuations, poor weather and natural disasters and macroeconomic market changes that may make it difficult to compare or analyze our financial performance effectively across successive quarters.

Furthermore, the residential real estate market and the real estate industry in general is often cyclical, characterized by protracted periods of depressed home values, lower buyer demand, inflated rates of foreclosure and often changing regulatory or underwriting standards applicable to mortgages. The best example of this was the significant downturn in the U.S. residential real estate market between 2005 and 2011. Such depressed real estate cycles are often followed by extended periods of higher buyer demand, lower available real estate supply and increasing home values. While we believe we are well-positioned to compete during a downturn, our business is affected by these cycles in the residential real estate market, which can make it difficult to compare or analyze our financial performance effectively across successive periods.

Government Regulation

We serve the residential real estate industry which is regulated by federal, state and local authorities as well as private associations or state sponsored associations or organizations. We are required to comply with federal, state, and local laws, as well as private governing bodies’ regulations, which, when combined, result in a highly-regulated industry.

We are also subject to federal and state regulations relating to employment, contractor, and compensation practices. Except for our employed state agents, all agents in our brokerage operations have been retained as independent contractors, either directly or indirectly through third-party entities formed by these independent contractors for their business purposes. With respect to these independent contractors, like most brokerage firms, we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation.

Real Estate Regulation - Federal

The Real Estate Settlement Procedures Act of 1974, as amended, or RESPA, became effective on June 20, 1975. RESPA requires lenders, mortgage agents, or servicers of home loans to provide borrowers with pertinent and timely disclosures regarding the nature and costs of the real estate settlement process. RESPA also protects borrowers against certain abusive practices, such as kickbacks, and places limitations upon the use of escrow accounts. RESPA also requires detailed disclosures concerning the transfer, sale, or assignment of mortgage servicing, as well as disclosures for mortgage escrow accounts.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, moved authority to administer RESPA from the Department of Housing and Urban Development to the new Consumer Financial Protection Bureau, or the CFPB. The CFPB released a five-year strategic plan in February 2018 indicating that it intends to continue to focus on protecting consumer rights while engaging in rulemaking to address unwarranted regulatory burdens. As a result, the regulatory framework of RESPA applicable to our business may be subject to change. The Dodd-Frank Act also increased regulation of the mortgage industry, including: (i) generally prohibiting lenders from making residential mortgage loans unless a good faith determination is made of a borrower’s creditworthiness based on verified and documented information; (ii) requiring the CFPB to enact regulations, to help assure that consumers are provided with timely and understandable information about residential mortgage loans that protect them against unfair, deceptive and abusive practices; and (iii) requiring federal regulators to establish minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize without retaining any of the loans’ default risk. In addition, federal fair housing laws generally make it illegal to discriminate against protected classes of individuals in housing or brokerage services. Other federal laws and regulations applicable to our business include (i) the Federal Truth in Lending Act of 1969; (ii) the Federal Equal Credit Opportunity; (iii) the Federal Fair Credit Reporting Act; (iv) the Fair Housing Act; (v) the Home Mortgage Disclosure Act; (vi) the Gramm-Leach-Bliley Act; (vii) the Consumer Financial Protection Act; (viii) the Fair and Accurate Credit Transactions Act; and (ix) the Do Not Call/Do Not Fax Act and other federal and state laws pertaining to the privacy rights of consumers, which affects our opportunities to solicit new clients.

Real Estate Regulation - State and Local Level

Real estate and brokerage licensing laws and requirements vary from state to state. In general, all individuals and entities lawfully conducting businesses as real estate agents or sales associates must be licensed in the state in which they carry on business and must at all times be in compliance.

States require a real estate broker to be employed by the brokerage firm or permit an independent contractor classification, and the broker may work for another broker conducting business on behalf of the sponsoring broker.

States may require a person licensed as a real estate agent, sales associate or salesperson, to be affiliated with a broker in order to engage in licensed real estate brokerage activities or allow the agent, sales associate or salesperson to work for another agent, sales associate or salesperson conducting business on behalf of the sponsoring agent, sales associate or salesperson. Agents, sales associates or salespersons are generally classified as independent contractors; however, real estate firms can also offer employment.

Engaging in the real estate brokerage business requires obtaining a real estate broker license (although in some states the licenses are personal to individual agents). In order to obtain this license, most jurisdictions require that a member or manager be licensed individually as a real estate broker in that jurisdiction. If applicable, this member or manager is responsible for supervising the entity’s licensees and real estate brokerage activities within the state.

Real estate licensees, whether they are salespersons, individuals, agents or entities, must follow the state’s real estate licensing laws and regulations. These laws and regulations generally specify minimum duties and obligations of these licensees to their clients and the public, as well as standards for the conduct of business, including contract and disclosure requirements, record keeping requirements, requirements for local offices, escrow trust fund management, agency representation, advertising regulations and fair housing requirements.

In each of the states where we have operations, we assign appropriate personnel to manage and comply with applicable laws and regulations.

Most states have local regulations (city or county government) that govern the conduct of the real estate brokerage business. Local regulations generally require additional disclosures by the parties to a real estate transaction or their agents, or the receipt of reports or certifications, often from the local governmental authority, prior to the closing or settlement of a real estate transaction as well as prescribed review and approval periods for documentation and broker conditions for review and approval.

Third-Party Rules

Beyond federal, state and local governmental regulations, the real estate industry is subject to rules established by private real estate groups and/or trade organizations, including, among others, state Associations of REALTORS® (AOR), and local Associations of REALTORS® (AOR), the National Association of Realtors® (NAR), and local Multiple Listing Services (MLSs). “REALTOR” and “REALTORS” are registered trademarks of the National Association of REALTORS®.

Each third-party organization generally has prescribed policies, bylaws, codes of ethics or conduct, and fees and rules governing the actions of members in dealings with other members, clients and the public, as well as how the third-party organization’s brand and services may or might not be deployed or displayed.

Employees

As of December 31, 2020, we had 38 full-time employees.

Our operations are overseen directly by management. Our management oversees all responsibilities in the areas of corporate administration, training, agent relations, business development, technology, and research. We intend to expand our current management to retain skilled employees with experience relevant to our business. Our management’s relationships with agents and technology providers should provide the foundation through which we can continue to grow our business in the future.

Independent Contractors

As of December 31, 2020, we had 5,471 agents whom we classify as independent contractors. None of our employees or agents are represented by unions, and we believe our employee and agent relations are good.

Information about our Executive Officers

The following table sets forth current information concerning our executive officers:

Name	Age	Position
Joshua Harley	44	Chairman, Chief Executive Officer, Director

Marco Fregenal	57	President and Chief Financial Officer, Director

Samantha Giuggio	51	Chief Brokerage Operations Officer

Joshua Harley – Chairman, Chief Executive Officer, Director

Joshua Harley, our founder, has been our Chairman and Chief Executive Officer since 2009. From 2007 to 2009, Mr. Harley served as Chief Executive Officer and Founder of Texas Home Central. Prior to that, Mr. Harley was an Internet Manager at Highland Homes from 2005 to 2007. From 2003 to 2005, Mr. Harley served as Founder and President of Everdrive Solutions, assisting automotive dealerships with outsourced internet sales and training. From 1995 until 2003, Mr. Harley served in the United States Marine Corps as an Infantry Sergeant, Instructor at the School of Infantry, and a Hand-to-Hand Combat Instructor.

Marco Fregenal – President and Chief Financial Officer, Director

Marco Fregenal has been our Chief Financial Officer since 2012. He has also served as our President since January 1, 2018. Prior to this, Mr. Fregenal served as our Chief Operating Officer and Chief Financial Officer from May 1, 2012 to December 31, 2017. Prior to joining our company, Mr. Fregenal served as Chief Operating Officer and Chief Financial Officer of EvoApp Inc, a provider of social media business intelligence, from 2009 to 2012. He was also the Chief Executive Officer and Chief Financial officer of Carpio Solutions, an information technology solutions company, from 2007 to 2009. Mr. Fregenal received a B.S. in economics from Rutgers University and a Masters in Econometrics and Operations Research from Monmouth University.

Samantha Giuggio — Chief Broker Operations Officer

Samantha Giuggio has served as our Chief Broker Operations Officer since June 2019. Prior to this, she served as Senior Vice President from October 2015 to June 2019. From April 2014 to October 2015, Ms. Giuggio served as our Regional Vice President and Vice President of Operations. She also served as our District Director RDU from February 2013 to April 2014. She served as an Agent and Group Leader Training Coordinator with us prior to this. Ms. Giuggio received an associate’s degree in hospitality management from Holyoke Community College.

Other Information

We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an Internet site that contains these reports at www.sec.gov.

Our website address is www.fathomrealty.com. The information contained in, or that can be accessed through, our website is not part of this Report.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below together with the other information included in this Report, including our consolidated financial statements and the related notes thereto included elsewhere in this Report. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations, cash flows, reputation and future prospects. In this event, the market price shares of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

If we do not remain an innovative leader in the real estate industry, we might not be able to grow our business and leverage our costs to achieve profitability.

Innovation has been critical to our ability to compete for clients and real estate agents. If competitors follow our practices or develop more innovative practices, our ability to achieve profitability may diminish or erode. For example, certain other brokerages could develop or license cloud-based office platforms that are equal to or superior to ours. If we do not remain on the forefront of innovation, we might not be able to achieve or sustain profitability.

The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. Our future success will depend in significant part on our ability to continually improve the performance, features and reliability of our technological developments in response to both evolving demands of the marketplace and competitive product offerings, and there can be no assurance that we will be successful in doing so.

We might not be able to effectively manage rapid growth in our business.

We might not be able to scale our business services and support quickly enough to meet the growing needs of our real estate agents. If we are not able to grow efficiently, our operating results could be harmed. As we add new agents, we will need to devote additional financial and human resources to improving our internal systems, integrating with third-party systems, and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including support of our affiliated agents as our demographics expand over time. Any failure of, or delay in, these efforts could cause impaired system performance and reduced satisfaction from our agents. These issues could result in difficulty in both attracting and retaining agents. Even if we are able to upgrade our systems and expand our staff, such expansion may be expensive, complex, and place increasing demands on our management. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure and we might not be successful in maintaining adequate financial and operating systems and controls as we expand. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely impact our financial results.

The COVID-19 pandemic might have a material adverse effect on our businesses, financial condition, results of operations, and liquidity.

Since early 2020, the COVID-19 pandemic has had a profound effect on the global economy and financial markets. In the United States and abroad, governments continue to react to this evolving public health crisis by, among other actions, recommending or requiring the avoidance of gatherings of people or significantly or entirely curtailing activities categorized as non-essential. This unprecedented situation has created considerable risks and uncertainties for the U.S. real estate services industry in general and for the Company in particular, including those arising from the potential adverse effects on the economy as well as risks related to employees, independent agents, and consumers. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the extent and duration of the spread of the outbreak, the extent of governmental regulation (including, but not limited to, mandated “shelter in place” or other regulations that, for example, preclude or strictly limit open houses or in-person showings of properties), the impact on capital and financial markets and the related impact on consumer confidence and spending, and the magnitude of the financial and operational consequences to our agents and brokers, all of which are highly uncertain and cannot be predicted.

If we fail to grow in the various local markets that we serve or are unsuccessful in identifying and pursuing new business opportunities our long-term prospects and profitability will be harmed.

To capture and retain market share in the various local markets that we serve, we must compete successfully against other brokerages for agents and for the consumer relationships that they bring. Our competitors could lower the fees that they charge to agents or could raise the compensation structure for those agents. Our competitors may have access to greater financial resources than us, allowing them to undertake expensive local advertising or marketing efforts. In addition, our competitors may be able to leverage local relationships, referral sources, and strong local brand and name recognition that we have not established. Our competitors could, as a result, have greater leverage in attracting both new and established agents in the market and in generating business among local consumers. Our ability to grow in the local markets that we serve will depend on our ability to compete with these local brokerages.

We may implement changes to our business model and operations to improve revenues that cause a disproportionate increase in our expenses or reduce profit margins. For example, we may allocate resources to acquire lower margin brokerage models or develop a mortgage servicing division, a commercial real estate division, a title and escrow company or a continuing education division. These decisions could involve significant up-front costs that may only be recovered after lengthy periods of time. Any of these attempts to pursue new business opportunities could result in a disproportionate increase in our expenses and in reduced profit margins. In addition, any of these additional activities could expose us to additional compliance obligations and regulatory risks.

If we fail to continue to grow in the local markets we serve or if we fail to successfully identify and pursue new business opportunities, our long-term prospects, financial condition and results of operations may be harmed, and our stock price may decline.

Our value proposition for agents includes allowing them to keep more of their commissions than traditional companies do, and receive equity in our Company, which is not typical in the real estate industry. If agents do not understand our value proposition, we might not be able to attract, retain and incentivize agents.

Participation in our commission plan represents a key component of our agent and broker value proposition. Agents might not understand or appreciate our value. In addition, agents might not appreciate other components of our value proposition including the systems and tools that we provide to agents, and the professional development opportunities we create and deliver. If agents do not understand the elements of our agent value proposition, or do not perceive it to be more valuable than the models used by most competitors, we might not be able to attract, retain and incentivize new and existing agents to grow our revenues.

We might not be able to attract and retain additional qualified agents and other personnel.

To execute our business strategy, we must attract and retain highly qualified agents and other personnel. In particular, we compete with many other real estate brokerages for qualified agents who manage our operations in each state. We must also compete with technology companies for developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled service and operations professionals, and we might not be successful in attracting and retaining the professionals we need. We might have difficulty in hiring and difficulty in retaining highly skilled personnel with appropriate qualifications. Many of the companies that we compete with for experienced personnel have greater resources than we do. In addition, in making decisions about where to work, in addition to cash compensation, people often consider the value of the stock options or other equity incentives they receive. If the price of our stock declines or experiences significant volatility, our ability to attract or retain personnel may be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

We might be unable to maintain our agent growth rate, which would adversely affect our revenue growth and results of operations.

We have experienced rapid and accelerating growth in our agent base. During the year ended December 31, 2020, our net agent and broker base grew by approximately 36.6%, from 4,006 agents at December 31, 2019, to 5,471 agents and brokers at December 31, 2020. Because we derive revenue from real estate transactions in which our agents receive commissions, increases in our agent base correlate to increases in revenues, and the rate of growth of our revenue correlates to the rate of growth of our agent base. The rate of growth of our agent base cannot be predicted and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry generally. We cannot provide assurance that we will be able to maintain our recent agent growth rate or that our agent base will continue to expand in future periods. A slowdown in our agent growth rate would have a material adverse effect on revenue growth and could adversely affect our results of operations.

If we fail to expand effectively into adjacent markets, our growth prospects could be harmed.

We intend to expand our operations into adjacent markets, such as rentals, mortgages, and home improvement, and into international geographies. We may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, or at all. In attempting to establish a presence in new markets, we expect to incur significant expenses and face various other challenges, such as expanding our sales force and management personnel to cover these markets.

We have a history of losses, and we might not be able to achieve or sustain profitability.

We experienced net losses of approximately $1.3 million and $4.1 million for the years ended December 31, 2020 and 2019, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not have as a private company. These expenditures make it harder for us to achieve and maintain future profitability. Our recent growth in revenue might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

Our recent revenue growth rates might not be indicative of our future growth, and we might not continue to grow at our recent pace, or at all.

For the years ended December 31, 2020 and 2019, our revenue grew to $177 million from $111 million, which represents an annual growth rate of approximately 59%. In the future, our revenue might not grow as rapidly as it has over the past several years. We believe that our future revenue growth will depend, among other factors, on our ability to:

•	acquire additional agents and collect additional commissions to existing agents;

•	attract a growing number of agents to our website and other cloud-based applications;

•	increase our brand awareness;

•	successfully develop and deploy new products for the residential real estate industry;

•	maximize our sales personnel’s productivity;

•	respond effectively to competitive threats;

•	successfully expand our business into adjacent markets; and

•	successfully expand internationally.

We might not be successful in our efforts to do any of the foregoing, and any failure to be successful in these matters could materially and adversely affect our revenue growth. Our past revenue growth should not be considered to be indicative of our future growth.

We currently are using and intend to continue to use Adjusted EBITDA, a non-GAAP financial measure, in reporting our annual and quarterly results of operations; however, Adjusted EBITDA is not equivalent to net income (loss) from operations as determined under GAAP, and shareholders may consider GAAP measures to be more relevant to our operating performance.

As part of our reporting of our annual and quarterly results of operations, we publish and intend to continue to publish measures compiled in accordance with GAAP as well as non-GAAP financial measures, along with a reconciliation between the GAAP and non-GAAP financial measures. The reconciling items adjust amounts reported in accordance with GAAP for certain items which are described in detail in our published results of operations. Our financial statements themselves do not and will not contain any non-GAAP financial measures.

Specifically, we use Adjusted EBITDA, which we use to mean net loss, excluding other income (expense), income taxes expense (benefit), depreciation and amortization, and stock-based compensation expense. In particular, we believe the exclusion of stock compensation expense related to restricted stock awards and stock options provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. We believe that our non-GAAP financial measures are meaningful to investors when analyzing our results of operations as this is a key metric used by our management for financial and operational decision-making.

The market price of our stock may fluctuate based on future non-GAAP results if investors base their investment decisions on such non-GAAP financial measures. If we decide to alter or discontinue the use of non-GAAP financial measures in reporting our annual and quarterly results of operations, the market price of our stock could be adversely affected if investors analyze our performance in a different manner.

We participate in a highly competitive market, and pressure from existing and new companies might adversely affect our business and operating results.

The market to provide home listings and marketing services for the residential real estate industry is highly competitive and fragmented. Homes are not typically marketed exclusively through any single channel. Consumers can access home listings and related data through more than one source. Accordingly, current and potential competitors could aggregate a set of listings similar to ours. We compete with online real estate marketplaces, such as Zillow and Realtor.com, other real estate websites, and traditional offline media. We compete to attract consumers primarily on the basis of the number and quality of listings; user experience; the breadth, depth, and relevance of insights and other content on homes, neighborhoods, and professionals; brand and reputation; and the quality of mobile products. We compete to attract real estate professionals primarily on the basis of the quality of the website and mobile products, the size and attractiveness of the consumer audience, the quality and measurability of the leads we generate, the perceived return on investment we deliver, and the effectiveness of marketing and workflow tools. We also compete for advertisers against other media, including print media, television and radio, social networks, search engines, other websites, and email marketing. We compete primarily on the basis of the size and attractiveness of the audience; pricing; and the ability to target desired audiences.

Many of our existing and potential competitors have substantial competitive advantages, such as:

•	greater scale;

•	stronger brands and greater name recognition;

•	longer operating histories;

•	more financial, research and development, sales and marketing, and other resources;

•	more extensive relationships with participants in the residential real estate industry, such as brokers, agents, and advertisers;

•	strong relationships with third-party data providers, such as multiple listing services and listing aggregators;

•	access to larger user bases; and

•	larger intellectual property portfolios.

The success of our competitors could result in fewer users visiting our website and mobile applications, the loss of subscribers and advertisers, price reductions for our subscriptions and display advertising, weaker operating results, and loss of market share. Our competitors also might be able to provide users with products that are different from or superior to those we can provide, or to provide users with a broader range of products and prices.

We expect increased competition if our market continues to expand. In addition, current or potential competitors might be acquired by third parties with greater resources than ours, which would further strengthen these current or potential competitors and enable them to compete more vigorously or broadly with us. If we are not able to compete effectively, our business and operating results will be materially and adversely affected.

Our operating results are subject to seasonality and vary significantly among quarters during each calendar year, making meaningful comparisons of successive quarters difficult.

Seasons and weather traditionally impact the real estate industry. Spring and summer seasons historically reflect greater sales activity in comparison to fall and winter seasons. We have historically experienced lower revenues during the fall and winter seasons, as well as during periods of unseasonable weather, which reduces our operating income, net income, operating margins and cash flow. Real estate listings precede sales and a period of poor listings activity will negatively impact revenue. Past performance in similar seasons or during similar weather events can provide no assurance of future or current performance, and macroeconomic shifts in the markets we serve can conceal the impact of seasonality.

Home sales in successive quarters can fluctuate widely due to a wide variety of seasonal factors, including holidays, and the school year calendar’s impact on timing of family relocations. Our revenue and operating margins each quarter will remain subject to seasonal fluctuations, which may make it difficult to compare or analyze our financial performance effectively across successive quarters.

If we fail to protect the privacy of employees, independent contractors, or consumers or personal information that they share with us, our reputation and business could be significantly harmed.

Tens of thousands of consumers, independent contractors, and employees have shared personal information with us during the normal course of our business processing residential real estate transactions. This includes, but is not limited to, social security numbers, annual income amounts and sources, consumer names, addresses, telephone and cell phone numbers, and email addresses.

The application, disclosure and safeguarding of this information is regulated by federal and state privacy laws. To comply with privacy laws, we invested resources and adopted a privacy policy outlining policies and procedures for the use of safeguarding personal information. This policy includes informing consumers, independent contractors and employees that we will not share their personal information with third parties without their consent unless required by law.

Privacy policies and compliance with federal and state privacy laws presents risk and we could incur legal liability for failing to maintain compliance. We might not become aware of all privacy laws, changes to privacy laws, or third-party privacy regulations governing the real estate business or be unable to comply with all of these regulations, given the rate of regulatory changes, ambiguities in regulations, contradictions in regulations between jurisdictions, and the difficulties in achieving both company-wide and region-specific knowledge and compliance.

Our policy and safeguards could be deemed insufficient if third parties with whom we have shared personal information fail to protect the privacy of that information. Our legal liability could include significant defense costs, settlement costs, damages and penalties, plus, damage our reputation with consumers, which could significantly damage our ability to attract and maintain customers. Any or all of these consequences would result in meaningful unfavorable impact on our brand, business model, revenue, expenses, income and margins.

Our business could be adversely affected if we are unable to expand, maintain and improve the systems and technologies upon which we rely to operate.

As the number of our agents grows, our success will depend on our ability to expand, maintain and improve the technology that supports our business operations, including, but not limited to, our cloud office platform. Loss of key personnel or the lack of adequate staffing with the requisite expertise and training could impede our efforts in this regard. If our systems and technologies lack capacity or quality sufficient to service agents and their clients, then the number of agents who wish to use our products could decrease, the level of client service and transaction volume afforded by our systems could suffer, and our costs could increase. In addition, if our systems, procedures or controls are not adequate to provide reliable, accurate and timely financial and other reporting, we might not be able to satisfy regulatory scrutiny or contractual obligations with third parties and may suffer a loss of reputation. Any of these events could negatively affect our financial position.

Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, adversely impact our reputation and harm our business.

Cybersecurity threats and incidents directed at us could range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures aimed at disrupting business or gathering personal data of customers. In the ordinary course of our business, we collect and store sensitive data, including proprietary business information and personal information about our customers. Our business, and particularly our cloud-based platform, is reliant on the uninterrupted functioning of our information technology systems. The secure processing, maintenance, and transmission of information are critical to our operations, especially the processing and closing of real estate transactions. Although we employ measures designed to prevent, detect, address, and mitigate these threats (including access controls, data encryption, vulnerability assessments, and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including potentially sensitive personal information of our customers) and the disruption of business operations. Any such compromises to our security could cause harm to our reputation, which could cause customers to lose trust and confidence in us or could cause agents to stop working for us. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers and business partners. We may also be subject to legal claims, government investigation, and additional state and federal statutory requirements.

The potential consequences of a material cybersecurity incident include regulatory violations of applicable U.S. and international privacy and other laws, reputational damage, loss of market value, litigation with third parties (which could result in our exposure to material civil or criminal liability), diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs (that may include liability for stolen assets or information), which in turn could have a material adverse effect on our competitiveness and results of operations.

Our business, financial condition and reputation may be substantially harmed by security breaches, interruptions, delays and failures in our systems and operations.

The performance and reliability of our systems and operations are critical to our reputation and ability to attract agents and teams of agents to join our Company as well as our ability to service home buyers and sellers. Our systems and operations are vulnerable to security breaches, interruption or malfunction due to certain events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. In addition, we rely on third-party vendors to provide the cloud office platform and to provide additional systems and related support. If we cannot continue to retain these services on acceptable terms, our access to these systems and services could be interrupted. Any security breach, interruption, delay or failure in our systems and operations could substantially reduce the transaction volume that can be processed with our systems, impair quality of service, increase costs, prompt litigation and other consumer claims, and damage our reputation, any of which could substantially harm our financial condition.

We face significant risk to our brand and revenue if we fail to maintain compliance with the law and regulations of federal, state, foreign, or county governmental authorities, or private associations and governing boards.

We operate in a heavily regulated industry with regulated labor classifications which present significant risk in general for each potential instance where we fail to maintain compliance.

Our agents can be classified as either employees or independent contractors, and we could potentially misclassify or fail to consistently achieve compliance. Classifications and compliance are subject to the Internal Revenue Service regulations and applicable state law guidelines and penalties.

Classifications, regulations and guidelines for agents are subject to judicial and agency interpretation as well as periodic changes. Changes, or any indication of changes, may adversely impact our workforce classifications, expenses, compensation, commission structure, roles and responsibilities and broker organization.

Beyond workforce regulations and classifications, there exist complex, heavily regulated federal, state and local authority laws, regulations and policies governing our real estate business.

In general, the laws, rules and regulations that apply to our business practices include, without limitation, the federal Real Estate Settlement Procedures Act, or RESPA, the federal Fair Housing Act, the Dodd-Frank Act, and federal advertising and other laws, as well as comparable state statutes; rules of trade organization such as NAR, local MLSs, and state and local AORs; licensing requirements and related obligations that could arise from our business practices relating to the provision of services other than real estate brokerage services; privacy regulations relating to our use of personal information collected from the registered users of our websites; laws relating to the use and publication of information through the Internet; and state real estate brokerage licensing requirements, as well as statutory due diligence, disclosure, record keeping and standard-of-care obligations relating to these licenses. The U.S. Department of Justice has opened an anti-trust investigation of some of our biggest competitors, and they are defendants in related lawsuits that could negatively impact our industry.

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains the Mortgage Reform and Anti-Predatory Lending Act, or the Mortgage Act, which imposes a number of additional requirements on lenders and servicers of residential mortgage loans, by amending certain existing provisions and adding new sections to RESPA and other federal laws. It also broadly prohibits unfair, deceptive or abusive acts and practices, and knowingly or recklessly providing substantial assistance to a covered person in violation of that prohibition. The penalties for noncompliance with these laws are also significantly increased by the Mortgage Act, which could lead to an increase in lawsuits against mortgage lenders and servicers.

Maintaining legal compliance is challenging and increases our costs due to resources required to continually monitor business practices for compliance with applicable laws, rules and regulations, and to monitor changes in the applicable laws themselves.

We might not be aware of all the laws, rules and regulations that govern our business, or be able to comply with all of them, given the rate of regulatory changes, ambiguities in regulations, contradictions in laws and regulations between jurisdictions, and the difficulties in achieving both company-wide and region-specific knowledge and compliance.

If we fail, or we have been alleged to have failed, to comply with any existing or future applicable laws, rules and regulations, we could be subject to lawsuits and administrative complaints and proceedings, as well as criminal proceedings. Our noncompliance could result in significant defense costs, settlement costs, damages and penalties.

Additionally, our business licenses could be suspended or revoked, our business practices enjoined, or we could be required to modify our business practices, which could materially impair, or even prevent, our ability to conduct all or any portion of our business. Any such events could also damage our reputation and impair our ability to attract and service home buyers, home sellers and agents, as well our ability to attract brokerages, teams of agents and individual agents to our Company, without increasing our costs.

Further, if we lose our ability to obtain and maintain all of the regulatory approvals and licenses necessary to conduct business as we currently operate, our ability to conduct business may be harmed. Lastly, any lobbying or related activities we undertake in response to mitigate liability of current or new regulations could substantially increase our operating expenses.

We identified material weaknesses in our internal control over financial reporting, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Under auditing standards established by the U.S. Public Company Accounting Oversight Board, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the audit of our financial statements for the years ended December 31, 2020 and 2019, we identified material weaknesses in our internal control over financial reporting. As of December 31, 2020 and 2019, we did not effectively apply the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO framework, due primarily to an insufficient complement of personnel possessing the appropriate accounting and financial reporting knowledge and experience. Additionally, we did not maintain effective controls relating to reconciliation of and recording of revenue.

Although management is working to remediate the material weakness by hiring additional qualified accounting and financial reporting personnel, and further evolving our accounting processes and systems, we cannot provide assurance that these measures will be sufficient to remediate the material weaknesses that have been identified or prevent future material weaknesses or significant deficiencies from occurring.

We may identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, and we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. We cannot provide assurance that our existing material weakness will be remediated or that additional material weaknesses will not exist or otherwise be discovered, any of which could adversely affect our reputation, financial condition and results of operations.

We are an “emerging growth company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the completion of our initial public offering (“IPO”) in 2020, although, if we have more than $1.07 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Loss of our current executive officers or other key management could significantly harm our business.

We depend on the industry experience and talent of our current executives, including our Founder and Chief Executive Officer Joshua Harley, and President and Chief Financial Officer Marco Fregenal. We also rely on individuals in key management positions within our operations, finance, and technology teams. We believe that our future results will depend, in part, upon our ability to retain and attract highly skilled and qualified management. The loss of our executive officers or any key personnel could have a material adverse effect on our operations because other officers might not have the experience and expertise to readily replace these individuals. To the extent that one or more of our top executives or other key management personnel depart from our company, our operations and business prospects may be adversely affected. In addition, changes in executives and key personnel could be disruptive to our business. We do not have any key person insurance.

Employee or agent litigation and unfavorable publicity could negatively affect our future business.

Our employees or agents may, from time to time, bring lawsuits against us alleging injury, creating a hostile work place, discrimination, wage and hour disputes, sexual harassment, or other employment issues. In recent years there has been an increase in the number of discrimination and harassment claims against companies generally. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims can have a significant negative impact on some businesses. Certain companies that have faced such lawsuits have terminated management or other key personnel as a result and have suffered reputational harm that has negatively impacted their business. If we were to face any claims, our business could be negatively affected.

Failure to protect intellectual property rights could adversely affect our business.

Our intellectual property rights, including existing and future trademarks, trade secrets and copyrights, are important assets of the business. We have taken measures to protect our intellectual property, but these measures might not be sufficient or effective. We may bring lawsuits to protect against the potential infringement of our intellectual property rights and other companies, including our competitors, could make claims against us alleging our infringement of their intellectual property rights. There can be no assurance that we would prevail in such lawsuits. Any significant impairment of our intellectual property rights could harm our business.

We may evaluate potential vendors, suppliers and other business partners for acquisition in order to accelerate growth but might not succeed in identifying suitable candidates or may acquire businesses that negatively impact us.

As part of our growth strategy, we may evaluate the potential acquisition of businesses offering products or services that complement our services offerings. If we identify a business that we deem to be suitable for acquisition and complete an acquisition, our evaluation may prove faulty and the acquisition may prove unsuccessful. In addition, an acquisition may prove unsuccessful if we fail to effectively execute a post-acquisition integration strategy. We may be unable to successfully integrate the systems and personnel of the acquired businesses. An acquisition could negatively impact our culture or undermine its core values. Acquisitions could disrupt our existing operations or cause management to divert its focus from our core business. An acquisition could cause potentially dilutive issuances of equity securities, incurrence of debt, contingent liabilities or could cause us to assume or incur unknown or unforeseen liabilities. From time to time, we intend to evaluate other brokerages for acquisition in order to accelerate growth and might not succeed in identifying suitable candidates or we may acquire brokerages that negatively impact us.

Our future revenues and growth prospects could be adversely affected by our dependence on other contractors.

Our business is highly dependent on a few significant technology vendors. In the event we were to lose one of our significant vendor partners, our business could be adversely affected because we could be forced to move this technology to another vendor, which would take significant time away from management running our core business. Our business, results of operations and financial condition could be materially adversely affected by the loss of one key relationship, as it would take a significant amount of time to replace this relationship with uncertain results.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we might need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business might be harmed.

Growth might place significant demands on our management and our infrastructure.

We have experienced substantial growth in our business that has placed, and might continue to place, significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope, and complexity, we will need to improve and upgrade our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Continued growth could also strain our ability to maintain reliable service levels for our users and advertisers, develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, and recruit, train, and retain highly skilled personnel.

Our products are accessed by a large number of users often at the same time. If the use of our marketplace continues to expand, we might not be able to scale our technology to accommodate increased capacity requirements, which might result in interruptions or delays in service. The failure of our systems and operations to meet our capacity requirements could result in interruptions or delays in service or impede our ability to scale our operations.

Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results, and financial condition would be harmed.

We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.

The real estate industry often involves litigation, ranging from individual lawsuits by unhappy buyers or sellers to large class actions and government investigations, like those some of our biggest competitors are currently facing for alleged anti-trust law violations. We often are involved in various lawsuits and legal proceedings that arise in the ordinary course of business.

We cannot predict with certainty the cost of our defense, the cost of prosecution, insurance coverage, or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards. Adverse results in such litigation and other proceedings may harm our business and financial condition. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, negligence and fiduciary duty claims arising from our brokerage operations, actions against our title company alleging it knew or should have known others were committing mortgage fraud, standard brokerage disputes like the failure to disclose hidden defects in a property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including our agents, third-party service or product providers, antitrust claims, general fraud claims, employment law claims, including claims challenging the classification of our agents as independent contractors and compliance with wage and hour regulations, and claims alleging violations of RESPA or state consumer fraud statutes. In addition, class action lawsuits can often be particularly burdensome given the breadth of claims, large potential damages and significant costs of defense. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third-party patents or other third-party intellectual property rights. In addition, we may be required to enter into licensing agreements (if available on acceptable terms) and be required to pay royalties.

The real estate industry generates a lot of litigation, which could harm our business, reputation, operating results, and liquidity. We have general liability and an errors and omissions insurance policy to help protect us against claims of inadequate work or negligent action. However, this insurance might not continue to be available to us on commercially reasonable terms or at all, or a claim otherwise covered by our insurance may exceed our coverage limits, or a claim might not be covered at all. We may be subject to errors or omissions claims that could have an adverse effect on us. Moreover, defending a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel.

Part of our technology is currently being developed in foreign countries, including Brazil, which makes us subject to certain risks associated with foreign laws and regulations.

We currently develop portions of our technology in Brazil and could in the future conduct operations in foreign jurisdictions. Conducting business in foreign countries involves inherent risks, including, but not limited to: difficulties in staffing, funding and managing foreign operations; unexpected changes in regulatory requirements; export restrictions; tariffs and other trade barriers; difficulties in protecting, acquiring, enforcing and litigating intellectual property rights; fluctuations in currency exchange rates; and potentially adverse tax consequences.

If we were to experience any of the difficulties listed above, or any other difficulties, any international development activities and our overall financial condition may suffer.

Risks Related to Our Industry

Our results are tied to the residential real estate market and we may be negatively impacted by downturns in this market and general global economic conditions.

The residential real estate market tends to be cyclical and typically is affected by changes in general macroeconomic conditions which are beyond our control. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, levels of unemployment, consumer confidence, geopolitical stability and the general condition of the U.S. and the global economy. The residential real estate market also depends upon the strength of financial institutions, which are sensitive to changes in the general macroeconomic and regulatory environment. Lack of available credit or lack of confidence in the financial sector could impact the residential real estate market, which in turn could materially and adversely affect our business, financial condition and results of operations.

For example, the U.S. residential real estate market has steadily improved in recent years after a significant and prolonged downturn, which began in the second half of 2005 and continued through 2011. However, we cannot predict whether the market will continue to improve. If the residential real estate market or the economy as a whole does not continue to improve, we may experience adverse effects on our business, financial condition and liquidity, including our ability to access capital and grow our business.

Any of the following could cause a decline in the housing or mortgage markets and have a material adverse effect on our business by causing periods of lower growth or a decline in the number of home sales or home prices which, in turn, could adversely affect our revenue and profitability:

•	an increase in the unemployment rate;

•	a decrease in the affordability of homes due to changes in interest rates, home prices, and rates of wage and job growth;

•	slow economic growth or recessionary conditions;

•	weak credit markets;

•	low consumer confidence in the economy or the residential real estate market;

•	instability of financial institutions;

•	legislative, tax or regulatory changes that would adversely impact the residential real estate or mortgage markets, including but not limited to potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities, or GSEs, that provide liquidity to the U.S. housing and mortgage markets;

•	increasing mortgage rates and down payment requirements or constraints on the availability of mortgage financing, including but not limited to the potential impact of various provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, or other legislation and regulations that may be promulgated thereunder relating to mortgage financing, including restrictions imposed on mortgage originators, as well as retention levels required to be maintained by sponsors to securitize certain mortgages;

•	excessive or insufficient home inventory levels on a regional level;

•	high levels of foreclosure activity, including but not limited to the release of homes already held for sale by financial institutions;

•	adverse changes in local or regional economic conditions, including potential impacts from the COVID-19 pandemic;

•	the inability or unwillingness of homeowners to enter into home sale transactions due to negative equity in their existing homes;

•	demographic changes, such as a decrease in household formations, lower turnover in the housing market due to homeowners staying in the same home longer than in the past, or slowing rate of immigration or population growth;

•	decrease in home ownership rates, declining demand for real estate and changing social attitudes toward home ownership;

•	changes in local, state and federal laws or regulations that affect residential real estate transactions or encourage ownership, including but not limited to changes in tax law in late 2017 that limit the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, and real property taxes and employee relocation expense; or

•	acts of nature, such as hurricanes, earthquakes and other natural disasters that disrupt local or regional real estate markets and which may, in some circumstances lead us to waive certain fees in impacted areas.

A lack of financing for homebuyers in the U.S. residential real estate market at favorable rates and on favorable terms could have a material adverse effect on our financial performance and results of operations.

Our business is significantly impacted by the availability of financing at favorable rates or on favorable terms for homebuyers, which may be affected by government regulations and policies. Certain potential reforms such as the U.S. federal government’s conservatorship of Fannie Mae and Freddie Mac, proposals to reform the U.S. housing market, attempts to increase loan modifications for homeowners with negative equity, monetary policy of the U.S. government, increases in interest rates and the Dodd-Frank Act may adversely impact the housing industry, including homebuyers’ ability to finance and purchase homes.

The monetary policy of the U.S. government, and particularly the Federal Reserve Board, which regulates the supply of money and credit in the U.S., significantly affects the availability of financing at favorable rates and on favorable terms, which in turn affects the domestic real estate market. Policies of the Federal Reserve Board can affect interest rates available to potential homebuyers. Further, we are affected by any rising interest rate environment. Changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control, are difficult to predict, and could restrict the availability of financing on reasonable terms for homebuyers, which could have a material adverse effect on our business, results of operations and financial condition. Since December 2015, the Federal Open Market Committee of the Federal Reserve Board has raised the target range for federal funds nine times, including three times in 2017 and four times in 2018, after leaving the federal funds interest rate near zero since late 2008. The pace of future increases in the federal funds rate is uncertain, although the Federal Open Market Committee has indicated it expects additional increases to occur. Historically, changes in the federal funds rate have led to changes in interest rates for other loans, but the extent of the impact on the future availability and price of mortgage financing cannot be predicted with certainty.

In addition, a reduction in government support for home financing, including the possible winding down of GSEs could further reduce the availability of financing for homebuyers in the U.S. residential real estate market. In connection with the U.S. federal government’s conservatorship of Fannie Mae and Freddie Mac, it provided billions of dollars of funding to these entities during the real estate downturn, in the form of preferred stock investments to backstop shortfalls in their capital requirements. No consensus has emerged in Congress concerning potential reforms relating to Fannie Mae and Freddie Mac, so we cannot predict either the short- or long-term effects of such regulation and its impact on homebuyers’ ability to finance and purchase homes.

Furthermore, many lenders significantly tightened their underwriting standards since the real estate downturn, and many subprime and other alternative mortgage products are no longer common in the marketplace. If these mortgage loans continue to be difficult to obtain, including in the jumbo mortgage markets, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes could be adversely affected, which would adversely affect our operating results.

The Dodd-Frank Act, which was passed to more closely regulate the financial services industry, created the Consumer Financial Protection Bureau (“CFPB”), an independent federal bureau, which enforces consumer protection laws, including various laws regulating mortgage finance. The Dodd-Frank Act also established new standards and practices for mortgage lending, including a requirement to determine a prospective borrower’s ability to repay a loan, removing incentives to originate higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. Rules implementing many of these changes protect creditors from certain liabilities for loans that meet the requirements for “qualified mortgages.” The rules place several restrictions on qualified mortgages, including caps on certain closing costs. These and other rules promulgated by the CFPB could have a significant impact on the availability of home mortgages and how mortgage agents and lenders transact business. In addition, the Dodd-Frank Act contained provisions that require GSEs, including Fannie Mae and Freddie Mac, to retain an interest in the credit risk arising from the assets they securitize. This may serve to reduce GSEs’ demand for mortgage loans, which could have a material adverse effect on the mortgage industry, and may reduce the availability of mortgages to certain borrowers.

While we are continuing to evaluate all aspects of legislation, regulations and policies affecting the domestic real estate market, we cannot predict whether or not such legislation, regulation and policies may increase down payment requirements, increase mortgage costs, or result in increased costs and potential litigation for housing market participants, any of which could have a material adverse effect on our financial condition and results of operations.

The occurrence of natural or man-made disasters could adversely affect our operations, results of operations and financial condition.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tsunamis, tornadoes, fires, explosions, pandemic disease, such as the current coronavirus pandemic, and man-made disasters, including acts of terrorism and military actions, could adversely affect our operations, results of operations or financial condition, even if home values and buyers’ access to financing has not been affected.

Risks Related to Ownership of Our Common Stock

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board of director members.

As a new public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and other applicable securities rules and regulations. Compliance with these rules and regulations, even as a “smaller reporting company,” will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more resources in the future, which will increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

Being a new public company combined with these new rules and regulations makes it more expensive for us to obtain director and officer liability insurance, and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors also could make it more difficult for us to attract and retain qualified management and members of our board of directors (the “Board”), particularly to serve on our audit committee and compensation committee.

As a result of filings required of a public company, our business and financial condition is now more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially harm our business, operating results, and financial condition.

We might have contingent liability arising out of a possible violation of Section 5 of the Securities Act in connection with our use of the free-writing Prospectus filed with the Securities and Exchange Commission on July 1, 2020.

Rule 433(b)(2) of the Securities Act requires that an unseasoned issuer (such as the Company) disseminating a free-writing prospectus must accompany or precede such free-writing prospectus with the most recent statutory prospectus (unless there have been no changes to a previously provided prospectus), and failure to do so could result in a violation of Section 5 of the Securities Act. On July 1, 2020, after filing Amendment No. 3 to the registration statement, we filed a free-writing prospectus with the SEC (the “FWP”). Amendment No. 3 did not include the volume or number of shares being offered. Our use of the FWP could be challenged as a violation of Section 5 of the Securities Act, which could result in us having a contingent liability. Any liability would depend upon the number of shares purchased by the ‘recipients’ of the FWP. If a claim were brought by any such ‘recipients’ and a court were to conclude that we violated Section 5 of the Securities Act, those ‘recipients’ might have rescission rights and we could be required to repurchase the shares sold to them, at the original purchase price, plus statutory interest from the date of purchase, for claims brought during a period of one year from the date of their purchase of shares. We could also incur considerable expense in contesting any such claims. Further, if our use of the FWP is deemed to be a violation of Section 5 of the Securities Act, the SEC and/or relevant state regulators could impose monetary fines or other sanctions under relevant federal and state securities laws. Such payments, expenses and fines, if required, could significantly reduce the amount of working capital we have available for our operations and business plan, delay or prevent us from completing our plan of operations, or force us to raise additional funding sooner than expected, which funding may not be available on favorable terms, if at all. Additionally, the trading price of our common stock might decline in value in the event we are deemed to have liability, are required to make payments or face sanctions in connection with the potential claim described above.

Our common stock price might fluctuate significantly, and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Prior to our IPO, there was no market for shares of our common stock. An active trading market for our common stock might not be sustained, which could depress the market price of our common stock and affect your ability to sell our shares. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	our operating performance and the operating performance of similar companies;

•	our non-GAAP operating performance, as reported using Adjusted EBITDA, is not equivalent to net income (loss) from operations as determined under GAAP and shareholders may consider GAAP measures to be more relevant to our operating performance;

•	the overall performance of the equity markets;

•	announcements by us or our competitors of acquisitions, business plans, or commercial relationships;

•	threatened or actual litigation;

•	any major change in our board of directors or management;

•	publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	large volumes of sales of our shares of common stock by existing shareholders; and

•	general political and economic conditions, including potential impacts from the COVID-19 pandemic.

Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results, and financial condition.

Our amended and restated bylaws provide that, unless we consent in writing, North Carolina state court is, to the fullest extent permitted by law, the sole and exclusive forum for substantially all disputes between us and our shareholders. These choice of forum provisions could limit the ability of shareholders to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Unless we consent to the selection of an alternative forum, our amended and restated bylaws provide that North Carolina state courts will be, to the fullest extent permitted by law, the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to the Company or our shareholders; any action asserting a claim against us arising pursuant to the North Carolina Business Corporation Act, or our articles of incorporation or bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Since the choice of forum provisions are only applicable to “the fullest extent permitted by law,” as provided in our bylaws, the provisions do not designate North Carolina courts as the exclusive forum for any derivative action or other claim for which the applicable statute creates exclusive jurisdiction in another forum. As such, the choice of forum provision does not apply to any actions arising under the Securities Act or the Exchange Act.

These choice of forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our shareholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of our Board, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as our Board considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them.

Future sales of shares of our common stock by existing shareholders could depress the market price of our common stock.

Sales of substantial amounts of our common stock in the public market by our shareholders might cause the market price of our common stock to decrease significantly. The perception that such sales could occur could also depress the market price of our common stock. Any such sales could also create public perception of difficulties or problems with our business and might also make it more difficult for us to raise capital through the sale of equity securities in the future at a time and price that we deem appropriate.

Joshua Harley, our Chief Executive Officer and Executive Chairman of the Board, together with Marco Fregenal, our President and Chief Financial Officer, and a director, and Glenn Sampson, a significant shareholder and director, own a significant percentage of our stock, and as a result, they can take actions that may be adverse to the interests of the other shareholders and the trading price for our common stock may be depressed.

As of December 31, 2020, Joshua Harley, Marco Fregenal, and Glenn Sampson collectively beneficially owned approximately 36.1%, 10.6%, and 17.0% of our outstanding common stock, respectively. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling shareholders. The three shareholders voting together can significantly influence all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, acquisition, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Executive Chairman of the Board and Chief Executive Officer, Mr. Harley controls the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other shareholders.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive office is located at 2000 Regency Parkway Drive, Suite 300 Cary, North Carolina, 27518. Our total office space at the principal executive office is approximately 12,000 square feet and has lease terms expiring in March 2028. We believe our office space is adequate for at least the next 12 months.

We also lease office space located at 24800 Chrisanta Drive, Suite 140, Mission Viejo, California, 92691. This office space is approximately 1,980 square feet and is primarily for our accounting team. This office lease expired during December 2020 and the Company is currently renting this space on a month-to-month lease.

In addition, we lease office space in Phoenix, Arizona; Rogers, Arkansas; Hollywood, Florida; Cumming, Georgia; Greenville, South Carolina; Morristown, New Jersey; Odenton, Maryland; Chesterfield, Missouri; and Laguna Hills, California. None of these leases are individually material to our business model and all have either an option to renew or are located in major markets with adequate opportunities to continue business operations at terms satisfactory to us.

Item 3. Legal Proceedings.

We are not involved in any litigation that we believe could have a material adverse effect on our financial position or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting our Company or our officers or directors in their capacities as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information regarding our equity compensation plans required by this Item 5 is found in Part III, Item 12 of this Report.

Market Information

Our common stock trades on The Nasdaq Capital Market under the symbol “FTHM”.

Holders of Common Stock

As December 31, 2020, we had approximately 3,300 shareholders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date, and our Board intends to continue a policy of retaining earnings, if any, for use in our operations. We are organized under the North Carolina Business Corporation Act, which prohibits the payment of a dividend if, after giving it effect, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved, to satisfy the preferential rights upon dissolution of any preferred shareholders. Any determination by our Board to pay dividends in the future to shareholders will be dependent upon our operational results, financial condition, capital requirements, business projections, general business conditions, statutory and regulatory restrictions and any other factors deemed appropriate by our Board.

Recent Sales of Unregistered Securities

The following list sets forth information as to all securities we have sold since May 5, 2017 (date of inception) up to the date of this document, which were not registered under the Securities Act.

Exchange Transactions

As part of a corporate reorganization, we restated our Articles of Incorporation on September 11, 2018 such that (i) each share of Series A common stock outstanding as of immediately prior to the filing of the Restated Articles of Incorporation was canceled and (ii) each two shares of Series B common stock outstanding as of immediately prior to the filing of the Restated Articles of Incorporation was converted and reclassified into one share of common stock. Pursuant to the Restated Articles of Incorporation, we also amended the number of authorized shares of the corporation to 100,000,000 shares, no par value, all of one class designated common stock. We refer to these steps as the “Exchange Transactions.”

The Exchange Transactions were exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act, as an exchange of securities of the same issuer without cash consideration.

Sales of Common Stock

In January 2020, we issued and sold 15,726 shares of common stock for $5.28 per share to 4 investors in a private placement for aggregate gross proceeds of approximately $83,000.

In November 2020, we issued 46,577 shares of common stock to the equity holders of Verus Title Inc. (“Verus”) upon the acquisition of that company.

In March 2021, we issued 26,644 shares of common stock to the equity holders of Red Barn Real Estate upon the acquisition of that company.

Each of the foregoing issuances was made in a transaction not involving a public offering pursuant to an exemption from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act, or Regulation D promulgated under the Securities Act.

Plan-Related Issuances

In January 2020, we sold shares of common stock to certain employees and agents under our 2019 Omnibus Stock Incentive Plan with gross proceeds totaling approximately $0.1 million. This issuance and sale was exempt from the registration requirements of the Securities Act pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or under benefit plans and contracts relating to compensation as provided under Rule 701.

This issuance and sale did not involve any underwriters, underwriting discounts or commissions or any public offering. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

On June 30, 2020, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-235972), as amended, filed in connection with the IPO of our common stock. Pursuant to the Registration Statement, we registered the offer and sale of up to approximately $40,000,000 of our common stock. On August 4, 2020, we issued and sold 3,430,000 shares of our common stock at a price to the public of $10.00 per share. Roth Capital Partners acted as sole underwriter for the offering.

As a result of the offering, we received net proceeds of approximately $31.3 million in the aggregate, which consists of gross proceeds of approximately $34.3 million, offset by underwriting discounts and commissions of approximately $2.4 million and other offering expenses of approximately $600,000. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The offering has terminated.

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated July 30, 2020, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended December 31, 2020, which is the fourth quarter of our fiscal year.

Item 6. Selected Financial Data.

Item not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the accompanying notes, and other financial information included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties, such as our plans, estimates, and beliefs. Our actual results could differ materially from those forward-looking statements below. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed under “Risk Factors” included elsewhere in this Report.

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

Fathom Realty Holdings, LLC, a Texas limited liability company (“Fathom Realty”), is a wholly owned subsidiary of Fathom Holdings Inc. that was formed on April 11, 2011 and is headquartered in Cary, North Carolina. Fathom Realty owns 100% of 28 subsidiaries, each an LLC representing the state in which the entity operates (e.g. Fathom Realty NJ, LLC).

On August 4, 2020, the Company completed an IPO of its common stock, which resulted in the issuance and sale of 3,430,000 shares of its common stock at a public offering price of $10.00 per share, generating net proceeds of $31.1 million after deducting underwriting discounts and other offering costs.

On November 24, 2020, the Company completed its acquisition of Verus. Verus partners with real estate brokerage firms and lender institutions to offer title and settlement solutions, as well as insurance premium services, associated with real estate transactions. Verus operates as a technology enabled title agency offering a client-focused approach to real estate transactions in the South, Atlantic and Northeast parts of the United States. The acquisition of Verus complements the Company's suite of services focused on title and settlement solutions, as well as insurance premium services, associated with real estate transaction in the residential real estate market, gives agents another distinct competitive advantage, and further positions the Company to continue on our growth trajectory.

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

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This new coronavirus has caused a global health emergency and was declared a pandemic by the World Health Organization in March 2020 (“COVID-19’’ or the “Pandemic”). In an effort to contain and slow the spread of COVID-19, governments implemented various measures, such as, ordering non-essential businesses to close, issuing travel advisories, cancelling large scale public events, ordering residents to shelter in place, and requiring the public to practice social distancing. In most states, real estate has been considered an essential business.

We are continually monitoring the affects COVID-19 could have on our business. We believe that in the states and regions in which we operate the social and economic impacts, which include, but are not limited to, the following, could have a significant bearing on our future financial condition, liquidity, and results of operations: (i) restrictions on in-person activities associated with residential real estate transactions arising from shelter-in-place, or similar isolation orders; (ii) decline in consumer demand for in-person interactions and physical home tours; and (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individual investment portfolios, and more stringent mortgage financing conditions. In response to COVID-19, the Company implemented cost-saving measures early on to include the elimination of non-essential travel and in-person training activities, and deferral of certain planned expenditures.

COVID-19 has materially and adversely affected businesses worldwide. While the Federal Reserve’s quantitative easing and lowering of interest rates could offset some of the negative impacts on housing demand, it is too early to determine whether the lower interest rates can overcome the current economic concerns and rising uncertainty. According to the NAR housing statistics, existing home sales saw a seasonal decrease of 3.9% in December 2020 from the previous month, but actually increased 22.2% in December 2020 compared to the previous year. We believe these trends were driven by declining mortgage rates, a decline in inventory, and an increasing demand for remote workspace, among other factors.

Despite the ongoing Pandemic, the Company’s transactions and base of agents increased during 2020. However, while the Company believes it is well positioned in times of economic uncertainty, it is not able to estimate the effects of COVID-19 on its results of operations, financial condition, or liquidity for the year ending December 31, 2020 and beyond. If the Pandemic continues, it might have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations.

Agents

Due to our low-overhead business model, which leverages our proprietary technology, we can offer our agents the ability to keep significantly more of their commissions compared to traditional real estate brokerage firms. We believe we offer our agents some of the best technology, training, and support available in the industry. We believe our business model and our focus on treating our agents well will attract more agents and higher-producing agents.

We had the following number of agents as of:

	December 31, 2020	December 31, 2019	Change
Agents	5,471	4,006	37%

Reportable Segments

Historically, management has not made operating decisions nor assessed performance based on geographic locations. Rather, the chief operating decision maker makes operating decisions and assesses performance based on the services of identified operating segments. While management does consider real estate and brokerage services and affiliated services (e.g. title insurance) to be identified operating segments, the profits and losses and assets of the affiliated services segment are not material. The Company aggregates the identified operating segments for reporting purposes.

Components of Our Results of Operations

Revenue

The Company’s revenue substantially consists of commissions generated from real estate brokerage services.

We recognize commission-based revenue on the closing of a transaction, less the amount of any closing-cost reductions. Furthermore, in connection with our acquisition of Verus, we also recognized property settlement and title insurance revenue upon the closing of the transaction. Revenue is affected by the number of real estate transactions we close, the mix of transactions, home sale prices, and commission rates.

Agent Equity Ownership

Effective January 1, 2019, agents can receive stock grants, which vest in three years based on continued affiliation with the Company, in two ways: 1) when the agent closes a sale of a property for the Company; and 2) when the agent refers another agent to join the Company. These stock grants are granted quarterly.

Cost of Revenue

Cost of revenue consists primarily of agent commissions, less fees paid to us by our agents, order fulfillment, and title searches. We expect cost of revenue to continue to rise in proportion to the expected increase in revenue.

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

Income Taxes

We have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred due to our uncertainty of realizing a benefit from those items. As of December 31, 2020 and 2019, we had federal net operating loss carryforwards of $9.2 million and $6.2 million and state net operating loss carryforwards of $4.5 million and $3.0 million, respectively. Losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar state law provisions.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

Revenue

	Years Ended December 31,		Change
	2020	2019	Dollars	Percentage
Revenue	$176,784,060	$111,205,854	$65,578,206	59%

For the year ended December 31, 2020, revenue increased by approximately $65.6 million or 59%, as compared with the year ended December 31, 2019. This was primarily due to an increase in transaction volume from approximately 17,800 transactions for the year ended December 31, 2019 to approximately 25,700 transactions for the year ended December 31, 2020, and revenue generated from property settlement and title insurance. Our transaction volume increased primarily due to the growth in the number of agents contracted with us. Furthermore, revenues from Verus totaled approximately $0.2 million for the year ended December 31, 2020 post-acquisition closing.

Cost of Revenue

	Years Ended December 31,		Change
	2020	2019	Dollars	Percentage
Cost of revenue	$166,365,736	$105,256,810	$61,108,926	58%

For the year ended December 31, 2020, cost of revenue increased by approximately $61.1 million, or 58%, as compared with the year ended December 31, 2019. Cost of revenue primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs are generally correlated with recognized revenues. As such, the increase in cost of revenue compared to the same period in 2019 was primarily attributable to an increase in agent commissions paid due to higher transaction volume and rising home prices.

Operating Expenses

	Years Ended December 31,		Change
	2020	2019	Dollars	Percentage
General and administrative	$10,723,222	$9,599,050	$1,124,172	12%
Marketing	970,126	340,582	629,544	185%
Total operating expenses	$11,693,348	$9,939,632	$1,753,716	18%

For the year ended December 31, 2020, general and administrative expenses increased by approximately $1.1 million, or 12%, as compared with the year ended December 31, 2019. The increase was primarily attributable to our growth and becoming a public company, including a $0.9 million increase in payroll salaries and benefits, a $0.5 million increase in professional fees, a $0.5 million increase in insurance expenses, a $0.4 million increase in recruiting and training expenses, a $0.2 million increase in technology expenses, a $0.1 million increase in office expenses, and a $0.1 million increase in Board expenses, offset by a $0.9 million decrease in share-based compensation expense, and a $0.7 million decrease in other general and administrative expenses.

For the year ended December 31, 2020, marketing expenses increased by approximately $0.6 million, or 185%, as compared with the year ended December 31, 2019. The increase was primarily attributable to an increase in direct advertising costs, which we expanded using proceeds from our IPO.

Liquidity and Capital Resources

Capital Resources

	December 31,		Change
	2020	2019	Dollars	Percentage
Current assets	$32,856,453	$1,654,079	$31,202,374	1,886%
Current liabilities	4,989,855	2,936,547	2,053,308	70%
Net working capital	$27,866,598	$(1,282,468)	$29,149,066	2,273%

On August 4, 2020 the Company completed its IPO, which resulted in the issuance and sale of 3,430,000 shares of its common stock at a public offering price of $10.00 per share, generating net proceeds of $31.1 million after deducting underwriting discounts and other offering costs.

To date, our principal sources of liquidity have been the net proceeds we received through the IPO and, historically, private sales of our common stock, as well as proceeds from loans and operations. As of December 31, 2020, our available cash totaled $28.6 million, which represented an increase of $28.0 million compared to the year ended December 31, 2019. As of December 31, 2020, we had net working capital of $27.9 million, which represented an increase of $29.1 million compared to the year ended December 31, 2019. We anticipate that our existing balances of cash and cash equivalents and future expected cash flows generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months.

Our future capital requirements depend on many factors, including potential acquisitions, our level of investment in technology, and our rate of growth into new markets. Our capital requirements might also be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes to the manner in which we currently operate. Additionally, as the impact of COVID-19 on the economy and operations evolves, we will continuously assess our liquidity needs. In the event of a sustained market deterioration, we may need or seek advantageously to obtain additional funding through equity or debt financing, which might not be available on favorable terms or at all and could hinder our business and dilute our existing shareholders.

Cash Flows

Comparison of the Years Ended December 31, 2020 and 2019

	Years Ended December 31,		Change
	2020	2019	Dollars	Percentage
Net cash used in operating activities	$(1,214,252)	$(1,110,972)	$(103,280)	(9)%
Net cash used in investing activities	$(909,746)	$(372,816)	$(536,930)	(144)%
Net cash provided by financing activities	$31,106,216	$1,054,666	$30,051,550	2,849%

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 consisted of a net loss of $1.3 million, non-cash charges of $1.0 million, including $0.7 million of share-based compensation expense, $0.1 million of bad debt, and $0.2 million of depreciation and amortization. Changes in assets and liabilities were primarily driven by a $1.5 million increase in accounts payable due primarily to the increase in agent transaction volume, a $0.6 million increase in escrow liabilities, partially offset by a $1.3 million increase in accounts receivable, a $0.8 million increase in prepaid and other current assets, a $0.7 million decrease in accrued liabilities, and a $0.1 million increase in agent annual fees receivable due primarily to an increase in the number of agents.

Net cash used in operating activities for the year ended December 31, 2019 consisted of a net loss of $4.1 million, offset by non-cash charges of $1.9 million, including $1.6 million of share-based compensation expense, $0.2 million of bad debt expense, and $0.1 million of depreciation and amortization. Changes in assets and liabilities were primarily driven by a $1.2 million decrease in accounts receivable, a $0.3 million decrease in prepaid and other current assets, a $0.1 million increase in accounts payable, partially offset by a $0.3 million decrease in accrued liabilities, and a $0.2 million increase in annual fees due from agents.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 consisted of $0.5 million for purchases of capitalized software as well as computers and equipment, $0.3 million for the purchase of Verus, net of cash acquired, and $0.2 million for the issuance of a loan to Naberly. See Note 7-Loan Receivable and Note 18-Subsequent Events

Net cash used in investing activities for the year ended December 31, 2019 consisted of $0.4 million for purchases of capitalized software as well as computers and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 consisted of $34.3 million of proceeds from the issuance of common stock in connection with the IPO, $0.5 million in proceeds from notes payable, and $0.1 million of proceeds from issuance of common stock, which was offset by $3.2 million in payments of offering costs in connection with issuance of common stock in connection with IPO, $0.5 million payments on the note payable, purchase of treasury stock, and our principal payments on an outstanding loan.

Net cash provided by financing activities for the year ended December 31, 2019 consisted of $1.1 million of proceeds from issuance of common stock and principal payments to the Company on an outstanding loan.

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

We define the non-GAAP financial measure of Adjusted EBITDA as net income (loss), excluding other expense, income tax benefit, depreciation and amortization, and share-based compensation expense.

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to net income (loss), the closest comparable GAAP measure. Some of these limitations are that:

•	Adjusted EBITDA excludes share-based compensation expense related to restricted stock awards and stock options, which have been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy; and

•	Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation and amortization of property and equipment and capitalized software costs, however, the assets being depreciated and amortized may have to be replaced in the future.

The following tables present a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented:

	For the Years Ended December 31,
	2020	2019
Net loss	$(1,340,584)	$(4,092,297)
Other expense	74,031	109,709
Income tax benefit	(8,471)	(8,000)
Depreciation & amortization	165,417	60,441
Restricted stock award compensation expense	691,807	1,570,151
Stock option compensation expense	36,636	59,453
Adjusted EBITDA	$(381,164)	$(2,300,543)

Critical Accounting Policies and Estimates

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

Revenue Recognition

We apply the provisions of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), and all related appropriate guidance. We recognize revenue under the core principle to depict the transfer of control to our customers in an amount reflecting the consideration to which we expect to be entitled. In order to achieve that core principle, we apply the following five step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when a performance obligation is satisfied.

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

The Company's revenue also consists of fees charged for title, property settlement and title insurance services provided in association with property acquisitions. We provide the title and property settlement services ourselves and control the services before they are transferred to our customers since we are primarily responsible for fulfilling the promise and also have full discretion in establishing the price for the services. As such, we are defined as the principal. As principal, we satisfy our obligation upon the closing of a real estate transaction. Upon satisfaction of our obligation, we recognize revenue in the gross amount of consideration we are entitled to receive. The transaction price for title and property settlement services is determined by the fixed fees we charge for our services. We provide our services to the buyers and sellers involved in the transaction. Title and property settlement revenue contains a single performance obligation that is satisfied upon the closing of a real estate transaction, at which point the entire transaction price is earned. The Company is not entitled to any title and property settlement revenue until the performance obligation is satisfied and is not owed any consideration for unsuccessful transactions, even if services have been provided.

For title insurance services, we work in conjunction with insurance underwriters to perform these services, obtain the insurance policy premiums associated with title insurance on behalf of customers and remit the policy premium to the insurance underwriters. Since the insurance underwriter is ultimately providing the insurance policy to the borrower, we are not responsible for fulfilling the promise to provide the specified services. Additionally, we do not have discretion in dictating the price for the insurance policy, which is set by each jurisdiction. Therefore, we do not control the specified service provided by the insurance underwriter. As such, in these circumstances, we act as an agent. As the agent, we satisfy our obligation upon the closing of a real estate transaction. Upon satisfaction of our obligation, we recognize revenue in the net amount of consideration we are entitled to receive, which is our fee for brokering the insurance policy less any consideration paid to the insurance underwriters. The transaction price for title insurance services is fixed, based on statutory rates depending on the jurisdiction. We negotiate with insurance underwriters the percentage they receive, and the rest is recognized as revenue. Title insurance revenue contains a single performance obligation that is satisfied upon the closing of a real estate transaction, at which point the entire transaction price is earned. The Company is not entitled to any title insurance revenue until the performance obligation is satisfied and is not owed any consideration for unsuccessful transactions, even if services have been provided.

Business Combinations

The Company accounts for its business combinations under the provisions of Accounting Standards Codification ("ASC") Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. For transactions that are business combinations, the Company evaluates the existence of goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies.  The estimated fair values reflected in the purchase accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements. The estimated fair value of identifiable intangible assets, consisting of trade names acquired, was determined using relief from royalty method.

The most significant assumptions under the relief from royalty method used to value trade names include estimated remaining useful life, expected revenue, royalty rate, tax rate, discount rate and tax amortization benefit. Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of Management, and such variations may be significant to estimated values.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. Goodwill is assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill for the year ended December 31, 2020.

Share-based Compensation

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award.

Valuation of Common Stock

In order to determine the fair value of our common stock for stock option awards granted prior to our IPO, we considered, among other things, contemporaneous valuations of our common stock, our business, financial condition and results of operations, including related industry trends affecting our operations; the likelihood of achieving a liquidity event, such as an initial public offering, or sale, given prevailing market conditions; the lack of marketability of our common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions. The fair value of our other restricted stock awards has been based on sales of the Company’s common stock to third parties. Following the IPO, it is not necessary to estimate the fair value of our common stock, as our shares are traded in the public market.

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

Subject to certain conditions, as an emerging growth company, we may rely on certain other exemptions and reduced reporting requirements under the JOBS Act. Certain of these exemptions are, including without limitation, from the requirements of (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier to occur of (1) the last day of the fiscal year (a) following the fifth anniversary of the effectiveness of this registration statement, (b) in which we have total annual gross revenues of at least $1.07 billion, or (c) in which we are deemed to be a “large accelerated filer” under the rules of the U.S. Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data.

FATHOM HOLDINGS INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Fathom Holdings Inc.

Cary, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fathom Holdings Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

Raleigh, North Carolina

March 24, 2021

FATHOM HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$28,577,396	$579,416
Restricted cash	984,238	—
Accounts receivable	1,595,444	304,769
Agent annual fees receivable, net	284,725	356,131
Loan receivable	165,000	—
Prepaid and other current assets	1,249,650	413,763
Total current assets	32,856,453	1,654,079
Goodwill	799,058	—
Property and equipment, net	154,599	105,972
Intangible assets, net	922,147	464,842
Lease right of use assets	437,421	265,140
Other assets	55,301	—
Total assets	$35,224,979	$2,490,033
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,596,206	$946,031
Accrued liabilities	1,063,889	1,883,855
Escrow liabilities	933,336	—
Long-term debt - current portion	256,324	17,095
Lease liability - current portion	140,100	89,566
Total current liabilities	4,989,855	2,936,547
Long-term debt, net of current portion	282,950	535,093
Lease liability, net of current portion	301,429	177,578
Total liabilities	5,574,234	3,649,218
Commitments and contingencies
Stockholders' equity (deficit):
Common stock, no par value, 100,000,000 authorized and 13,830,351 and 10,211,658 issued and outstanding as of December 31, 2020 and 2019	—	—
Treasury Stock, at cost, 5,683 and 0 shares as of December 31, 2020 and 2019	(30,000)	—
Additional paid-in capital	37,168,896	4,988,382
Accumulated deficit	(7,488,151)	(6,147,567)
Total stockholders' equity (deficit)	29,650,745	(1,159,185)
Total liabilities and stockholders' equity	$35,224,979	$2,490,033

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
Revenue	$176,784,060	$111,205,854
Cost of revenue	166,365,736	105,256,810
Gross profit	10,418,324	5,949,044
General and administrative	10,723,222	9,599,050
Marketing	970,126	340,582
Total operating expenses	11,693,348	9,939,632
Loss from operations	(1,275,024)	(3,990,588)
Other expense (income), net
Interest expense, net	84,031	109,709
Other income, net	(10,000)	—
Other expense (income), net	74,031	109,709
Loss from operations before income taxes	(1,349,055)	(4,100,297)
Income tax benefit	8,471	8,000
Net loss	$(1,340,584)	$(4,092,297)
Net loss per share
Basic and Diluted	$(0.12)	$(0.42)
Weighted average common shares outstanding
Basic and Diluted	11,404,262	9,804,988

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

	Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Par Value	Shares	Amount	Capital	deficit	Total
Balance at December 31, 2018	9,440,061	$-	-	$-	$2,287,312	$(2,055,270)	$232,042
Issuance of common stock	216,194	-	-	-	1,071,466	-	1,071,466
Share-based compensation	555,403	-	-	-	1,629,604	-	1,629,604
Net loss	-	-	-	-	-	(4,092,297)	(4,092,297)
Balance at December 31, 2019	10,211,658	$-	-	$-	$4,988,382	$(6,147,567)	$(1,159,185)
Issuance of common stock	15,726	-	-	-	83,014	-	83,014
Issuance of common stock in connection with IPO	3,430,000	-	-	-	34,300,000	-	34,300,000
Issuance of common stock for the purchase of Verus	12,662	-	-	-	252,341	-	252,341
Purchase of treasury stock	(5,683)	-	5,683	(30,000)	-	-	(30,000)
Offering costs in connection with IPO	-	-	-	-	(3,183,284)	-	(3,183,284)
Share-based compensation	165,988	-	-	-	728,443	-	728,443
Net loss	-	-	-	-	-	(1,340,584)	(1,340,584)
Balance at December 31, 2020	13,830,351	$-	5,683	$(30,000)	$37,168,896	$(7,488,151)	$29,650,745

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,340,584)	$(4,092,297)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	165,417	60,441
Non-cash lease expense	(20,805)	(3,326)
Bad debt expense	133,152	211,390
Deferred income tax	(45,985)	—
Share-based compensation	728,443	1,629,604
Change in operating assets and liabilities:
Accounts receivable	(1,263,351)	1,189,811
Agent annual fees receivable	(61,746)	(245,451)
Prepaid and other assets	(816,919)	336,749
Accounts payable	1,467,841	118,153
Accrued liabilities	(735,691)	(321,376)
Escrow liabilities	608,369	—
Operating lease liabilities	22,908	5,330
Other assets	(55,301)	—
Net cash used in operating activities	(1,214,252)	(1,110,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(66,254)	(41,336)
Purchase of Verus, net of cash acquired of $464,095	(256,544)	—
Purchase of intangible assets	(421,948)	(331,480)
Issuance of loan receivable	(165,000)	—
Net cash used in investing activities	(909,746)	(372,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(17,095)	(16,800)
Proceeds from issuance of common stock	83,014	1,071,466
Proceeds from the issuance of common stock in connection with IPO	34,300,000	—
Payment of offering costs in connection with issuance of common stock in IPO	(3,183,284)	—
Purchase of treasury stock	(30,000)	—
Payment of note payable	(500,000)	—
Proceeds from debt	453,581	—
Net cash provided by financing activities	31,106,216	1,054,666

Net increase (decrease) in cash, cash equivalents, and restricted cash	28,982,218	(429,122)
Cash, cash equivalents, and restricted cash at beginning of period	579,416	1,008,538
Cash, cash equivalents, and restricted cash at end of period	$29,561,634	$579,416

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$88,313	$109,856
Income taxes paid	$22,775	$1,250
Right of use assets obtained in exchange for lease liabilities	$159,891	$261,814
Issuance of common stock warrants as offering costs in connection with IPO	$677,082	$—
Issuance of common stock for the purchase of Verus	$252,341	$—

Reconciliation of cash and restricted cash
Cash and cash equivalents	28,577,396	579,416
Restricted cash	984,238	—
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$29,561,634	$579,416

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On July 10, 2020, in connection with its anticipated IPO, the Company approved a 4.71352-for-one reverse stock split of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. All fractional shares as a result of the reverse stock split were rounded up to a full share. The par value and other terms of the common stock were not affected by the reverse stock split.

On August 4, 2020, the Company completed its initial public offering (the “IPO”) of its common stock, which resulted in the issuance and sale of 3,430,000 shares of its common stock at a public offering price of $10.00 per share, generating net proceeds of $31.1 million after deducting underwriting discounts and other offering costs.

All share and per share amounts, including stock options, have been retroactively adjusted in these financial statements for all periods presented to reflect the 4.71352-for-one reverse stock split. Furthermore, exercise prices of stock options have been retroactively adjusted in these financial statements for all periods presented to reflect the 4.71352-for-one reverse stock split.

On November 24, 2020, the Company completed its acquisition of Verus Title Inc. (“Verus”). Verus partners with real estate brokerage firms and lender institutions to offer title and settlement solutions, as well as insurance premium services, associated with real estate transactions. Verus operates as a technology enabled title agency offering a client-focused approach to real estate transactions in South, Atlantic and Northeast parts of the United States.

Historically, management has not made operating decisions nor assessed performance based on geographic locations. Rather, the chief operating decision maker makes operating decisions and assesses performance based on the services of identified operating segments. While management does consider real estate and brokerage services and affiliated services (e.g. title insurance) to be identified operating segments, the profits and losses and assets of the affiliated services segment are not material. The Company aggregates the identified operating segments for reporting purposes.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation — The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) for financial information. All adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Fathom Holdings’ wholly owned subsidiaries. All transactions and accounts between and among its subsidiaries have been eliminated. All adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.

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

Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $1.3 million and $4.1 million for the years ended December 31, 2020 and 2019, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding the business. Management believes that existing cash from the $31.1 million in net proceeds from its IPO completed on August 4, 2020 along with its planned budget, which includes continued increases in the number of our agents and transactions at rates consistent with historical growth, and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of the consolidated financial statements.

COVID-19 Risks, Impacts and Uncertainties — On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally.

We are subject to the risks arising from COVID-19 including its social and economic impacts on the residential real estate industry in the United States. Our management believes that these social and economic impacts, which to date have included but not been limited to the following, could have a significant impact on the Company's future financial condition, liquidity, and results of operations: (i) restrictions on in-person activities associated with residential real estate transactions arising from shelter-in-place, or similar isolation orders; (ii) decline in consumer demand for in-person interactions and physical home tours; and (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individual investment portfolios, and more stringent mortgage financing conditions.

In response to COVID-19, the Company has implemented cost-saving measures, including the elimination of non-essential travel and in-person training activities, and deferral of certain planned expenditures. Additionally, our Chief Executive Officer, Joshua Harley, and our President and Chief Financial Officer, Marco Fregenal, voluntarily took no base salary for March and April 2020. In addition, our Chief Broker Operations Officer, Samantha Giuggio, and one other senior employee voluntarily took 50% reductions in their base salary for those months. Based in part on business operations and results through the end of April, the Company resumed paying all of these salaries in full in May. Given the daily evolution of COVID-19 and the global responses to curb its spread, the Company is not able to estimate the effects of COVID-19 on its results of operations, financial condition, or liquidity for the year ending December 31, 2020 and beyond. If COVID-19 continues, it may have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations.

Use of Estimates — The preparation of consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to provisions for doubtful accounts, legal contingencies, income taxes, deferred tax asset valuation allowances, share-based compensation, goodwill, estimated lives of intangible assets, and intangible asset impairment. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company might differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Cash — Restricted cash represents escrow funds held in bank accounts owned by the Company as part of facilitating the closing of real estate transactions, to which the Company does not have the right to use for any purposes, other than distributing upon close. Upon receiving escrow funds, the Company records a corresponding escrow liability.

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

The fair value of cash and cash equivalents, restricted cash, accounts receivable, agent annual fees receivable, net, prepaid and other current assets, due from affiliates, accounts payable and accrued liabilities, and due to affiliates approximate their carrying value due to their short-term maturities. The loan and notes payable, and lease liability are presented at their carrying value, which based on borrowing rates currently available to the Company for loans and leases with similar terms, approximate their fair values.

Nonfinancial assets, such as goodwill, are accounted for at fair value on a nonrecurring basis. Goodwill is tested for impairment upon the occurrence of a triggering event. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill might not be recoverable.

Accounts Receivable — Accounts receivable consist of balances due from customers. The Company records no allowances due to the Company's ability to collect substantially all receivables. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances.

Agent Annual Fees Receivable — Agent annual fees receivable, net of estimated allowances for uncollectible accounts of approximately $203,000 and $349,000 as of December 31, 2020 and 2019, respectively, consist of a $500 fee agents pay on their first sale or their one-year anniversary date, which is recognized as a reduction to cost of revenue ratably over the year in which the fee pertains. The Company estimates the allowance for uncollectible accounts based on historical write-off experience each period.

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Business Combinations — The Company accounts for its business combinations under the provisions of Accounting Standards Codification ("ASC") Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. For transactions that are business combinations, the Company evaluates the existence of goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies.  The estimated fair values reflected in the purchase accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements. The estimated fair value of identifiable intangible assets, consisting of trade names acquired, was determined using relief from royalty method.

The most significant assumptions under the relief from royalty method used to value trade names include estimated remaining useful life, expected revenue, royalty rate, tax rate, discount rate and tax amortization benefit. Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of Management, and such variations may be significant to estimated values.

Intangible Assets, Net — Intangible Assets, net is comprised of definite-lived intangibles and capitalized internal use software.

Trade names: For definite-lived intangible assets, such as trade names and trademarks, whenever impairment indicators are present, the Company performs a review for impairment. The Company calculates the undiscounted value of the projected cash flows associated with the asset, or asset group, and compares this estimated amount to the carrying amount. If the carrying amount is found to be greater, the Company will record an impairment loss for the excess of book value over the fair value. In addition, in all cases of an impairment review, the Company will re-evaluate the remaining useful lives of the assets and modify them, as appropriate. The Company’s definite-lived intangible assets primarily consist of trade names acquired as part of the business acquisition of Verus. Currently, trade names have a useful life estimated at ten years.

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Capitalized internal use software: Costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, direct internal and external costs relating to upgrades or enhancements that meet the capitalization criteria are capitalized in capitalized software, net and amortized on a straight-line basis over their estimated useful lives. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the websites (or software) that result in added functionality, in which case the costs are capitalized as well.

Capitalized software costs are amortized over the expected useful lives of the applicable software. Currently, capitalized software costs for internal use have a useful life estimated at five years.

Estimated useful lives of website and software development activities are reviewed annually or whenever events or changes in circumstances indicate that intangible assets may be impaired and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades or enhancements to the existing functionality.

Goodwill - Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. Goodwill is assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill for the year ended December 31, 2020.

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

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company's revenue also includes fees charged for title search & examination, property settlement and title insurance services provided in association with property acquisitions and refinance transactions. We provide the title search and property settlement services ourselves and control the services before they are transferred to our customers since we are primarily responsible for fulfilling the promise and also have full discretion in establishing the price for the settlement services (except in states where fees are set statutorily). As such, we are defined as the principal. As principal, we satisfy our obligation upon the closing of a real estate transaction. Upon satisfaction of our obligation, we recognize revenue in the gross amount of consideration we are entitled to receive. The transaction price for title and property settlement services is determined by the fixed fees we charge for our services. We provide our services to the buyers and sellers involved in the purchase transaction, as well as to the borrower in a refinance transaction. Title and property settlement revenue contains a single performance obligation that is satisfied upon the closing of a real estate transaction, at which point the entire transaction price is earned. The Company is not entitled to any title and property settlement revenue until the performance obligation is satisfied and is not owed any consideration for unsuccessful transactions, even if services have been provided.

For title insurance services, we work in conjunction with insurance underwriters to perform these services, obtain the insurance policy premiums associated with title insurance on behalf of customers and remit the policy premium to the insurance underwriters. Since the insurance underwriter is ultimately providing the insurance policy to the borrower, we are not responsible for fulfilling the promise to provide the specified services. Additionally, we do not have discretion in dictating the price for the insurance policy, which is set by each jurisdiction and is either filed by insurance underwriters or set by the state insurance commissioners. Therefore, we do not control the specified service provided by the insurance underwriter. As such, in these circumstances, we act as an agent. As the agent, we satisfy our obligation upon the closing of a real estate transaction. Upon satisfaction of our obligation, we recognize revenue in the net amount of consideration we are entitled to receive, which is our fee for brokering the insurance policy less any consideration paid to the insurance underwriters. The transaction price for title insurance services is fixed, based on statutory rates depending on the jurisdiction. We negotiate with insurance underwriters the percentage they receive, and the rest is recognized as revenue. Title insurance revenue contains a single performance obligation that is satisfied upon the closing of a real estate transaction, at which point the entire transaction price is earned. The Company is not entitled to any title insurance revenue until the performance obligation is satisfied and is not owed any consideration for unsuccessful transactions, even if services have been provided.

The Company has utilized the practical expedient in ASC 606 and elected not to capitalize contract costs for contracts with customers with durations less than one year. The Company does not have significant remaining unfulfilled performance obligations or contract balances.

Cost of Revenue — Cost of revenue consists primarily of agent commissions less fees paid to us by our agents, order fulfillment, and title searches.

General and Administrative — General and administrative expenses consist primarily of personnel costs, share-based compensation, and fees for professional services. Professional services principally consist of external legal, audit, and tax services.

Marketing Expenses — Marketing expenses consist primarily of marketing and promotional materials. Marketing costs are expensed as they are incurred.

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Warrant — The Company accounts for common stock warrants as either equity instruments or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), depending on the specific terms of the warrant agreement. If warrants are issued in exchange for services the Company evaluates whether they should be accounted for in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). Under ASC 718, the warrants shall be classified as a liability if 1) the underlying shares are classified as liabilities or 2) the entity can be required under any circumstances to settle the warrant by transferring cash or other assets. In accordance with ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, the measurement of equity-classified nonemployee share-based payments is generally fixed on the grant date and are considered compensatory, as defined by ASC 718. For additional discussion on warrants, see Note 12 – Equity-classified Warrants.

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

The Company believes that it is currently more likely than not that its deferred tax assets will not be realized and as such, it has recorded a full valuation allowance for these assets. The Company evaluates the likelihood of the ability to realize deferred tax assets in future periods on a quarterly basis, and when appropriate evidence indicates it would release its valuation allowance accordingly. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and accumulated deficit, the Company provided a full valuation allowance against the U.S. tax assets resulting from the tax losses as of December 31, 2020 and 2019.

Deferred Offering Costs — Deferred offering costs, which consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the IPO, were capitalized and offset against proceeds upon the closing of the IPO, which occurred on August 4, 2020.

Revision of Prior Period Financial Statements — The line items “Revenue” and “Cost of revenue” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2019 have each been increased in the amount of $1,583,911 to correct an immaterial error which included transactions related to 2019. This revision had no impact on the Company’s gross profit, net loss, or cash flows for the year ended December 31, 2019.

Recently Adopted Accounting Standards

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02 (“ASU 2016-02”), which requires lessees to recognize leases on balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective approach and elected the Comparatives Under 840 Option whereby the Company will continue to present prior period financial statements and disclosures under ASC 840. In addition, the Company elected the transition package of three practical expedients permitted within the standard, among other practical expedients which allowed the Company to carry forward prior conclusions about lease identification and classification, allows not separating lease and non-lease components, and allows not recording leases with an initial term of twelve months or less on the balance sheet across all existing asset classes.

Adoption of the new standard resulted in the balance sheet recognition of additional ROU assets and lease liabilities of approximately $219,000; however, the adoption of the standard did not have a material impact on the Company’s beginning retained earnings, results from operations or cash flows. For additional information regarding the Company’s lease arrangements, see Note 13 — Leases.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350) ("ASU No. 2017-04") which became effective for SEC Filers with fiscal years beginning after December 15, 2019. ASU No. 2017-04 eliminates step 2 from the annual goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. Effective January 1, 2020, the Company adopted the provisions of ASU No. 2017-04 on a prospective basis. No impairment of goodwill has occurred during the periods presented.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which modifies ASC 740 to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 is effective for the Company for interim and annual reporting periods beginning after December 15, 2021. The Company is currently assessing the impact of ASU 2019-12, but it is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Acquisition of Verus Title Inc.

On November 24, 2020 the Company purchased 100% of outstanding capital stock of Verus.

The Company accounted for the Verus acquisition as a business combination. The purchase price consisted of $720,639 cash consideration and $252,341 common stock consideration for a total purchase price of $972,980. The aggregate purchase price exceeded the fair value of the net tangible and intangible assets acquired, and accordingly the Company recorded goodwill of approximately $799,058. Furthermore, the Company issued 33,915 restricted stock awards to the former founder of Verus, who is now an employee of the Company. The restricted stock awards will vest ratably over 18 months from the grant date and will be recognized as a post-combination compensation expense.

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Consideration:
Cash Consideration	$720,639
Stock Consideration	252,341
Fair Value of Total Consideration Transferred	$972,980

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$88,228
Restricted cash	375,867
Due from Fathom Holdings Inc. on behalf of Seller	84,275
Accounts receivable	27,324
Prepaid and other current assets	14,068
Property & equipment	17,147
Trade names	166,000
Lease right of use assets	151,476
Other long-term assets	4,900
Total identifiable assets acquired	929,285

Accounts payable and accrued liabilities	98,059
Escrow liabilities	324,967
Income tax payable	84,275
Notes payable	50,600
Lease liability	151,477
Deferred tax liabilities	45,985
Total liabilities assumed	755,363

Total identifiable net assets	173,922

Goodwill	799,058
Net assets acquired	$972,980

The Company recognized approximately $117,000 of acquisition related costs that were expensed in the current period and are included in general and administrative expenses.

Goodwill was assigned to the affiliated reporting unit and is attributable primarily to the real estate agent and attorney relationships that Verus brings.

None of the goodwill is expected to be deductible for income tax purposes.

The Company’s consolidated financial statements for the year ended December 31, 2020 include the results of operations of Verus since November 24, 2020 during which period Verus contributed approximately $153,000 and $26,000 of revenues and net loss, respectively.

On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2019, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2019, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the estimated amortization expense based on the fair value and estimated useful lives of intangible assets and reflects share-based compensation expense related to restricted shares issued as part of the acquisition of Verus.

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
Unaudited	2020	2019
Revenue	$177,976,532	$111,739,816
Net loss	$(1,216,996)	$(4,737,258)

Note 4. Goodwill

The Company recorded goodwill in connection with the acquisition of Verus, which closed on November 24, 2020. The changes in the carrying value of goodwill for the year ended December 31, 2020 are as noted in the table below:

Carrying Value
Balance at December 31, 2019	$—
Goodwill acquired during the period	799,058
Impairment losses	—
Balance at December 31, 2020	$799,058

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following at the dates indicated:

	December 31,
	2020	2019
Vehicles	$119,324	$119,324
Computers and equipment	138,842	73,115
Furniture and fixtures	44,330	30,058
Leasehold improvements	3,402	—
Total property and equipment	305,898	222,497
Accumulated depreciation	(151,299)	(116,525)
Total property and equipment, net	$154,599	$105,972

Depreciation expense for property and equipment was approximately $35,000 and $26,000 for the years ended December 31, 2020 and 2019, respectively.

Note 6. Intangible Assets, Net

Intangible assets, net consisted of the following at the dates indicated:

	December 31, 2020
	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Value
Trade names	$—	$166,000	$(1,383)	$164,617
Software development	499,300	391,948	(163,718)	727,530
Other	—	30,000	—	30,000
	$499,300	$587,948	$(165,101)	$922,147

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Value
Software development	$167,820	$331,480	$(34,458)	$464,842
	$167,820	$331,480	$(34,458)	$464,842

As of December 31,2020, the estimated future amortization expense for definite-lived intangible assets will be:

Years Ended December 31,
2021	$204,850
2022	204,850
2023	204,850
2024	194,850
2025 and thereafter	112,747
Total	$922,147

Amortization expense for capitalized software was approximately $131,000 and $34,000 for the years ended December 31, 2020 and 2019, respectively. Currently, trade names have a useful life estimated at ten years. Capitalized software costs are amortized over the expected useful lives of the applicable software, which is estimated at five years.

Note 7. Loan Receivable

In connection with the planned asset purchase agreement to acquire the assets of Naberly, Inc. (“Naberly”), the Company issued to Naberly, an unsecured loan (the "Loan") in the principal amount of up to $165,000 with an interest rate of two percent (2%) per annum, compounded annually, and a maturity date of February 28, 2021. As of December 31, 2020, the outstanding principal totaled $165,000, which was loaned to Naberly in three equal installments of $55,000 on October 16, 2020, November 1, 2020, and December 1, 2020, respectively. The unpaid principal balance of the Loan, plus all accrued and unpaid interest, shall be due and payable on February 28, 2021 (the “Maturity Date”). As of December 31, 2020, accrued interest receivable related to the note totaled $232. See Note 18. Subsequent Events.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Accrued Liabilities

Accrued liabilities consisted of the following at the dates indicated:

	December 31,
	2020	2019
Deferred annual fee	$292,696	$463,667
Accrued compensation	201,587	196,948
Credit card liability	177,986	70,431
Other accrued liabilities	157,925	72,836
Accrued tax liabilities	104,275	—
Accrued legal fees	75,000	71,724
Accrued professional fees	54,420	601,797
Accrued commissions	—	261,161
Insurance premium liabilities	—	139,891
Accrued bonuses	—	5,400
Total accrued liabilities	$1,063,889	$1,883,855

Note 9. Debt

Loan Payable

The Company obtained a loan for an automobile used by the Chief Executive Officer. The term of the loan is from July 2016 through December 2022 with an annual interest rate of 1.74%. The components of the loan payable were as follows:

	December 31,
	2020	2019
Loan payable - Automobile loan	$35,093	$52,188
Less current portion	(17,394)	(17,095)
Loan payable, net of current portion	$17,699	$35,093

Maturities of the loan payable obligation as of December 31, 2020 are as follows:

Years Ended December 31,	Maturities of Loan Payable
2021	$17,394
2022	17,699
$35,093

Notes Payable

	December 31,
	2020	2019
Quail Point Corp.	$—	$500,000
Paycheck Protection Program Loan	354,281	—
Small Business Administration Loan	149,900	—
Note payable	504,181	500,000
Less current portion of the Paycheck Protection Program Loan	(237,182)	—
Less current portion of the Small Business Administration Loan	(1,748)	—
Note payable, net of current portion	$265,251	$500,000

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Note Payable – Paycheck Protection Program Loan

On May 5, 2020, the Company received $303,681 in loan funding from the Paycheck Protection Program (the “PPP”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account current business activity and ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company dated May 5, 2020 (the “PPP Note”) in the principal amount of $303,681, to Bank of America (the “Bank”), the lender. Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1% per annum, and there is a deferment period until equal installment payments of $17,090 of principal and interest are due. The term of the PPP Note is two years, though payments greater than the monthly payment or additional payments may be made at any time without prepayment penalty but shall not relieve the Company of its obligations to pay the next succeeding monthly payment. The deferment period generally lasts until the SBA remits the loan forgiveness amount to the Bank. If we do not apply for loan forgiveness, then payments will become due.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the 24-week period after the loan origination for certain purposes including payroll costs, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered twenty-four-week period will qualify for forgiveness. Forgiveness of the loan is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on future adherence to the forgiveness criteria. The Company intends to use the entire PPP Loan for qualifying expense, though no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. On January 6, 2021, the BankUnited PPP Loan for $50,600 was fully forgiven by the SBA.

Additionally, in connection with the acquisition of Verus (See Note 3), the Company assumed $50,600 in loan funding from the PPP. The loan was forgiven in January 2021.

Note Payable – Small Business Administration Loan

On June 5, 2020, the Company received $150,000 in loan funding from the SBA (the “SBA Note”) under the Economic Injury Disaster Loan program. The Company will use all the proceeds of this secured SBA Note solely as working capital to alleviate economic injury caused by COVID-19. The SBA Note is evidenced by a promissory note of the Company dated June 5, 2020 in the principal amount of $150,000, to the SBA, the lender. Debt issuance costs incurred in connection with the SBA Note of $100 were expensed. Under the terms of the SBA Note, interest accrues on the outstanding principal at a rate of 3.75% per annum, and installment payments, including principal and interest, of $731 monthly, will begin twelve months from the date of the SBA Note. All remaining principal and accrued interest is due and payable thirty years from the date of the SBA Note. In connection with the SBA Note, the Company received a $10,000 grant, which does not need to be repaid, and is recorded as other income.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Stockholders’ Equity

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

Common Stock

During the year ended December 31, 2019, the Company sold, in aggregate, 122,202 shares of common stock for gross proceeds of $576,000. The Company also sold 109,718 shares of common stock to certain of its agents and third parties under the Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan (“2019 Plan”) for gross proceeds of $578,480, of which $83,014, representing 15,726 shares of common stock, was received in January 2020.

During the year ended December 31, 2020, the Company sold 3,430,000 shares of common stock in connection with the IPO for $31.1 million, net of offering costs.

Treasury Stock

During the year ended December 31, 2020, the Company repurchased, in aggregate, 5,683 shares of common stock from agents and employees whose relationship with the Company was terminated for a total of $30,000.

Note 11. Share-based Compensation

The Company’s 2017 Stock Plan (the “Plan”) provides for granting stock options and restricted stock awards to employees, directors, contractors and consultants of the Company. A total of 3,182,335 shares of common stock are authorized to be issued pursuant to the Plan. As of December 31, 2020, there were 2,739,261 shares available for future grants under the Plan.

The Company’s 2019 Omnibus Stock Incentive Plan (the “2019 Plan”) provides for granting stock options and restricted stock awards to employees, directors, contractors and consultants of the Company. A total of 1,060,778 shares of common stock are authorized to be issued pursuant to the 2019 Plan. As of December 31, 2020, there were 586,604 shares available for future grants under the 2019 Plan.

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

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	—	$—
Granted	555,403	4.95
Vested	(327,422)	(4.71)
Forfeited	—	—
Nonvested at December 31, 2019	227,981	$5.28
Granted	193,828	23.42
Vested	(15,844)	(21.82)
Forfeited	(15,178)	(6.39)
Nonvested at December 31, 2020	390,787	$13.56

In January 2019, pursuant to the Plan, the Company granted 193,081 fully vested restricted stock awards to certain employees and agents. During June 2019, pursuant to the Plan, the Company granted 134,341 fully vested restricted stock awards to certain employees and agents. The fair value of the Company’s restricted stock awards granted in January 2019 and during June 2019 was determined to be $4.71 based on the Company’s sales of common stock to agents and third parties in March 2019.

In September 2019, pursuant to the 2019 Plan, the Company granted 23,793 restricted stock awards to certain employees and agents, which will vest two years from the grant date subject to continuous service with the Company. The fair value of the Company’s restricted stock awards granted in September 2019 was estimated to be $5.28. In order to determine the fair value of the Company’s common stock, the Company considered, among other things, contemporaneous valuations of the Company’s common stock, the Company’s business, financial condition and results of operations, including related industry trends affecting its operations; the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or sale, given prevailing market conditions; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions. In November and December 2019, pursuant to the 2019 Plan, the Company granted 204,188 restricted stock awards for common stock to certain employees and agents, which will vest three years from the grant date subject to continuous service with the Company. The fair value of the Company’s restricted stock awards was determined to be $5.28 based on the Company’s sales of common stock to agents and third parties in December 2019.

In October 2020, pursuant to the 2019 Plan, the Company granted 124,418 restricted stock awards to certain employees and agents, of which 3,182 awards vested immediately and the remaining 121,236 awards will vest three years from the grant date subject to continuous service with the Company. The fair value of the Company’s restricted stock awards granted in October 2020 was $21.51 based on the Company’s closing stock price on the grant date.

In November 2020, in connection with the acquisition of Verus (See Note 3), the Company granted 33,915 restricted stock awards to the former founder of Verus, who is now an employee of the Company, that will vest 18 months from the grant date. The fair value of the Company’s restricted stock awards granted in November 2020 was $21.90 based on the Company’s closing stock price on the grant date.

In December 2020, pursuant to the 2019 Plan, the Company granted 22,833 restricted stock awards to certain employees and agents, which will vest three years from the grant date subject to continuous service with the Company. The fair value of the Company’s restricted stock awards granted in December 2020 was $36.92 based on the Company’s closing stock prices on the grant date.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized stock compensation expense for restricted stock awards of $691,807, net of forfeitures of $29,108, and $1,570,151, net of forfeitures of $0, for the years ended December 31, 2020 and 2019, respectively, which is included in general and administrative expense. At December 31, 2020, the total unrecognized compensation expense related to unvested restricted stock awards granted was $4,657,892, which the Company expects to recognize over a period of approximately 2.18 years.

Stock Option Awards

The following significant assumptions were used in the option pricing model:

	For the Years Ended December 31,
	2020	2019
Annual dividend yield	—	—
Expected life (years)	5.0	5.5
Risk-free interest rate	0.3%	2.43%
Expected volatility	45%	45%

A summary of stock option activity under the Plans are as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate intrinsic value
Balance at December 31, 2018	—	$—	—	$—
Granted	41,370	4.71	10.0	23,581
Forfeited	(4,240)	(4.71)	—	—
Balance at December 31, 2019	37,130	$4.71	9.4	$21,164
Granted	10,202	20.10	10.0	—
Forfeited	—	—	—	—
Balance at December 31, 2020	47,332	$8.03	8.8	$1,325,903
Options exercisable at December 31, 2020	37,130	$4.71	8.3	$1,163,283

In April 2019, pursuant to the Plan, the Board granted stock option awards to the independent directors to acquire 32,884 shares of common stock with an exercise price of $4.71 per share. In May 2019, the Board granted stock option awards to the independent directors to acquire 8,486 shares of common stock with an exercise price of $4.71 per share. Additionally, in May 2019, 4,240 stock option awards were forfeited, and 4,246 stock option awards vested immediately, for a total of 37,130 stock option awards outstanding at December 31, 2019. The exercise price of these stock option awards was established at the fair value of the Company’s common stock which was determined based on sales of common stock to agents and third parties that occurred during the quarter ended June 30, 2019. The stock options will vest on the earlier of (a) one year from the date of grant and (b) the next annual stockholder meeting, subject to the director’s continued service on the Board.

In November 2020, pursuant to the 2019 Plan, the Board granted stock option awards to the independent directors to acquire 10,202 shares of common stock with an exercise price of $20.10 per share. The exercise price of these stock option awards was established at the fair value of the Company’s common stock based on the Company's closing stock price on the date of grant. The stock options will vest on the earlier of (a) one year from the date of grant and (b) the next annual stockholder meeting, subject to the director’s continued service on the Board.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019, the Company recognized $36,636 and $59,453, respectively, of share-based compensation expense in general and administrative expense. At December 31, 2020, the total unrecognized compensation related to unvested stock option awards granted was $67,542, which the Company expects to recognize over a period of approximately 0.84 years. The weighted-average grant-date fair value of options granted during the years ended December 31, 2020 and 2019, was $7.84 and $2.08, respectively.

Note 12. Equity-classified Warrants

On August 4, 2020, the Company issued a warrant to an underwriter (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant is exercisable at a per share exercise price of $11.00, and is exercisable at any time from and after January 31, 2021 through August 4, 2025.

Upon the issuance of these warrants as partial compensation for its services as an underwriter, the fair value of approximately $677,082 was recorded as equity issuance costs.

The assumptions in the table below were used to estimate the fair value of the warrants granted using the Black-Scholes option pricing method at August 4, 2020. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of the warrant issued represents the period of time that the warrants issued are expected to be outstanding. Expected volatility is based on implied volatilities based on an analysis of historical volatilities of selected guideline public companies and other factors.

Estimated fair value of common stock	$8.80
Strike price	$11.00
Risk-free interest rate	0.1%
Expected term (in years)	2.5
Expected volatility	64.0%
Expected dividend yield	—%

The details of the outstanding warrants are as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Average Intrinsic Value
Outstanding at December 31, 2019	—	$—	—	$—
Granted	240,100	11.00	5.00	—
Outstanding at December 31, 2020	240,100	$11.00	4.59	$6,012,104

Note 13. Leases

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

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

There was no sublease rental income for the year ended December 31, 2020, the Company is not the lessor in any lease arrangement, and no related party transactions for lease arrangements have occurred.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods indicated:

	December 31,
Components of total lease cost:	2020	2019
Operating lease expense	$167,729	$104,794
Short-term lease expense	66,025	38,414
Total lease cost	$233,754	$143,208

Lease Position as of December 31, 2020 and 2019

Right of use lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	December 31,
	2020	2019
Assets
Lease right of use assets	$437,421	$265,140
Total lease assets	$437,421	$265,140

Liabilities
Current liabilities:
Lease liability - current portion	$140,100	$89,566
Noncurrent liabilities:
Lease liability, net of current portion	301,429	177,578
Total lease liability	$441,529	$267,144

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of:

	December 31,
	2020	2019
Weighted average remaining lease term (in years) - operating leases	3.37	4.51
Weighted average discount rate - operating leases	7.67%	8%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of December 31, 2020, for the following five fiscal years and thereafter were as follows:

Years Ended December 31,	Operating Leases
2021	168,650
2022	147,507
2023	105,106
2024	43,243
2025	37,353
Total Minimum Lease Payments	$501,859
Less effects of discounting	(60,330)
Present value of future minimum lease payments	$441,529

Note 14. Related Party Transactions

Included in revenue for the years ended December 31, 2020 and 2019 was approximately $467,000 and $287,000, respectively from a related party in exchange for the Company providing lead generation services.

Included in cost of revenue for the years ended December 31, 2020 and 2019 was approximately $63,000 and $37,000, respectively, from related parties in exchange for the Company receiving lead generation services.

Included in marketing expense for the years ended December 31, 2020 and 2019 was approximately $235,000 and $69,000, respectively, from related parties in exchange for the Company receiving marketing services.

Note 15. Net Loss per Share Attributable to Common Stock

Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Diluted loss per share excludes, when applicable, the potential impact of stock options, unvested shares of restricted stock awards, and common stock warrants because their effect would be anti-dilutive due to our net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	Year Ended December 31,
	2020	2019
Numerator:
Net loss attributable to common stock—basic and diluted	$(1,340,584)	$(4,092,297)

Denominator:
Weighted average shares—basic and diluted	11,404,262	9,804,988
Net loss per share attributable to common stock—basic and diluted	$(0.12)	$(0.42)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive.

	Year Ended December 31,
	2020	2019
Stock options	47,332	37,130
Unvested restricted stock awards	390,787	227,981
Common stock warrants	240,100	—

Note 16. Income Taxes

The provision for income taxes consists of the following:

	December 31,
	2020	2019
Current (provision) benefit:
Federal	$-	$-
State	37,514	8,000
Total Current	37,514	8,000
Deferred provision benefit:
Federal	(37,580)	-
State	(8,405)	-
Total deferred	(45,985)	-
Income tax benefit	$8,471	$8,000

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate consists of the following:

	For the Years Ended December 31,
	2020		2019
Provision for federal income taxes at statutory rates	283,974	(21)%	861,062	(21)%
Provision for state income taxes, net of federal benefit	(186)	-%	79,435	(2)%
Change in valuation allowance	(271,799)	20%	(926,681)	23%
Nondeductible expenses	(4,199)	-%	(7,437)	-%
Return to provision adjustments	740	-%	2,172	-%
Other	(59)	-%	(551)	-%
Income tax benefit	8,471	1%	8,000	-%
Effective Tax Rate	0.63%		0.20%

The tax effects of the temporary differences and carryforwards that give rise to the deferred tax assets consist of the following:

	December 31,
	2020	2019
Deferred tax assets
Net Operating Loss Carryforward	$2,103,091	$1,469,052
Property and equipment	6,207	430
Intangibles	(38,952)	-
Reserves	14,859	-
Interest Expense Carryforward	52,965	33,741
Lease liability	100,705	60,843
Charitable Contributions Carryover	5,197	5,189
Total deferred tax assets	2,244,072	1,569,255
Deferred tax liabilities
Internally Developed Software	(172,780)	(105,869)
Stock Compensation	(125,670)	(19,093)
Right-of-Use Assets	(99,768)	(60,386)
Prepaid Expenses	(197,599)	(7,453)
Total deferred tax liabilities	(595,817)	(192,801)
Valuation Allowance	(1,648,255)	(1,376,454)
Deferred tax asset, net	$-	$-

As of December 31, 2020, and December 31, 2019, the Company had federal net operating loss carryforwards of approximately $9.2 million and $6.2 million and state net operating loss carryforwards of approximately $4.5 million and $3.0 million, respectively. Losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The adoption of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the years ended December 31, 2020 and 2019. Currently, the statute of limitations remains open subsequent to and including the year ended December 31, 2016.

Note 17. Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, brokerage or real estate disputes, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and vicarious liability based upon conduct of individuals or entities outside of the Company’s control, including agents and third-party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of December 31, 2020, there was no material litigation against the Company.

Note 18. Subsequent Events

On March 1, 2021, the Company, through its wholly owned subsidiary IntelliAgent, LLC, acquired substantially all of the assets of the Naberly Solutions (“Naberly”) business for cash consideration of $2,665,000. The $165,000 due from Naberly to the Company as of December 31, 2020 was netted against the Company’s purchase price payment made to Naberly at the acquisition closing. See Note 7 – Loan Receivable.

We believe the acquisition will help to expand and further develop our proprietary intelliAgent platform and improve operational efficiency. Determination of the final fair value and purchase price allocation have not been completed as of the financial statement filing date. The Company has not presented unaudited pro forma combined results of operations as if Naberly was acquired as of the beginning of fiscal year 2019 because it is impracticable to do so. However, once the valuation and purchase price allocation are completed, the impact of such valuations might be material.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2020, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective.

In connection with the audit of our financial statements for the years ended December 31, 2020 and 2019, we identified material weaknesses in our internal control over financial reporting. As of December 31, 2020 and 2019, we did not effectively apply the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO framework, due primarily to an insufficient complement of personnel possessing the appropriate accounting and financial reporting knowledge and experience. Additionally, we did not maintain effective controls relating to reconciliation of and recording of revenue. Our management is working to remediate the material weakness by hiring additional qualified accounting and financial reporting personnel, and further evolving our accounting processes and systems.

Based on their evaluation and in light of the material weakness discussed above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a code of ethics relating to the conduct of our business by all of our employees, officers, and directors, as well as a code of conduct specifically for our principal executive officer and senior financial officers. We intend to disclose any amendments to, or waivers from, our codes of ethics that are required to be publicly disclosed pursuant to rules of the SEC by filing such amendment or waiver with the SEC. Each of these policies is posted under the “Investors - Governance” section of our website, www.fathomrealty.com.

The other information required by this Item concerning our directors is incorporated by reference to the section captioned “Election of Directors” and “Corporate Governance Matters” to be contained in our proxy statement related to the 2021 Annual Meeting of Shareholders (the “Proxy Statement”), which information is expected to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. The information required by this Item concerning compliance with Section 16(a) of the Exchange Act by our directors, executive officers and persons who own more than 10% of our outstanding common stock is incorporated by reference from the section captioned “Delinquent Section 16(a) Reports” to be contained in the Proxy Statement, if required.

The information required by this Item concerning our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation,” and “Director Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the indicated information as of December 31, 2020 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2017 Stock Plan	3,182,335	$4.71	2,739,261
2019 Omnibus Stock Incentive Plan	1,060,778	$20.10	586,604
Total	4,243,113	$8.03	3,325,865

Our equity compensation plans consist of the Fathom Holdings Inc. 2017 Stock Plan and 2019 Omnibus Stock Incentive Plan, which were all approved by our shareholders. We do not have any equity compensation plans or arrangements that have not been approved by our shareholders.

We no longer plan to grant awards under the 2017 Stock Plan.

The other information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information under the section captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance Matters” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the information under the section captioned “Audit Committee Report” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements and report of the independent registered public accounting firm are filed as part of this Report (see “Index to Consolidated Financial Statements” at Item 8).

(2) Financial Statement Schedules

The financial statements schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated November 4, 2020, by and among Fathom Holdings Inc., Verus Title Inc., and the sellers named therein.	8-K	—	2.1	November 5, 2020

3.1	Restated Articles of Incorporation of Fathom Holdings Inc.	S-1	333-235972	3.1	January 17, 2020

3.1.1	Articles of Amendment to the Restated Articles of Incorporation of Fathom Holdings Inc., effective July 27, 2020.	8-K	—	3.1	August 4, 2020

3.2	Second Amended and Restated Bylaws of Fathom Holdings Inc.	S-1/A	333-235972	3.2	July 16, 2020

4.1	Underwriter Warrant issued August 4, 2020.	8-K	—	4.1	August 4, 2020

4.2	Description of Securities.	—	—	—	Filed herewith

10.1	Fathom Holdings Inc. 2017 Stock Plan. #	8-K	—	10.1	August 4, 2020

10.2	Fathom Ventures, Inc. 2017 Stock Plan Form of Restricted Stock Award Agreement. #	S-1	333-235972	10.2	January 17, 2020

10.3	Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.2	August 4, 2020

10.4	Contribution and Exchange Agreement, dated August 31, 2018, by and between Fathom Ventures, Inc. and intelliAgent, LLC.	S-1	333-235972	10.4	January 17, 2020

10.5	Contribution and Exchange Agreement, dated August 31, 2018, by and between Fathom Realty Holdings LLC and Fathom Realty Group Inc.	S-1	333-235972	10.5	January 17, 2020

10.6	Contribution and Exchange Agreement, dated September 4, 2018, by and between Fathom Holdings Inc. and Fathom Realty Holdings LLC.	S-1	333-235972	10.6	January 17, 2020

10.7	Form of Fathom Agent Agreement. #	S-1	333-235972	10.7	January 17, 2020

10.8	Commercial Lease Agreement, dated October 12, 2015, by and between Powell Commonwealth Associates, LLC and Fathom Realty, LLC.	S-1	333-235972	10.8	January 17, 2020

10.9	Commercial Lease Agreement, entered into on November 21, 2017, by and between King Commercial Properties, LLC and Fathom Realty, LLC.	S-1	333-235972	10.9	January 17, 2020

10.10	Lease Agreement, dated October 1, 2015, by and between Henderson & Murphy LLC and Fathom Realty Holdings, LLC.	S-1	333-235972	10.10	January 17, 2020

10.11	Customer Subscription Agreement, dated May 1, 2018, by and between InsideRE, LLC and Fathom Realty, LLC.	S-1	333-235972	10.11	January 17, 2020

21.1	Fathom Holdings Inc. Subsidiaries.	—	—	—	Filed herewith

23.1	Consent of BDO USA, LLP.	—	—	—	Filed herewith

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the President and Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

# Management contract or compensatory plan.

Item 16. Form 10-K Summary.

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FATHOM HOLDINGS INC.

Date: March 24, 2021	By:	/s/ Joshua Harley
Joshua Harley
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joshua Harley	Chief Executive Officer and Director	March 24, 2021
Joshua Harley	(Principal Executive Officer) Executive Chairman of the Board of Directors

/s/ Marco Fregenal	President, Chief Financial Officer and Director	March 24, 2021
Marco Fregenal	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher Bennett	Director	March 24, 2021
Christopher Bennett

/s/ Jeffrey H. Coats	Director	March 24, 2021
Jeffrey H. Coats

/s/ Ravila Gupta	Director	March 24, 2021
Ravila Gupta

/s/ David Hood	Director	March 24, 2021
David Hood

/s/ Glenn Sampson	Director	March 24, 2021
Glenn Sampson

/s/ Jennifer Venable	Director	March 24, 2021
Jennifer Venable