Form 10-K/A
period 2020-12-31
Fathom Holdings Inc.
filed 2021-04-29
CIK 1753162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 31, 2021, there were approximately 13,979,556 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Fathom Holdings Inc. (the “Company, “Fathom,” “we,” “us” or “our”) for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2021 (the “Original 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K. The Company omitted the information required by Part III in the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year. The Company will not file its definitive proxy statement within such 120 day period. Accordingly, this Amendment is being filed solely to:

•	amend Part III, Items 10, 11, 12, 13 and 14 of the Original 10-K to include the information required by such items;

•	delete the reference on the cover of the Original 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original 10-K; and

•	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statement are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original 10-K, and such disclosure in, or exhibits to, the Original 10-K remain unchanged and speak as of the date of the filing of the Original 10-K. In particular, the Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original 10-K.

TABLE OF CONTENTS

Page

PART III	4

Item 10. Directors, Executive Officers and Corporate Governance	4

Item 11. Executive Compensation.	9

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14

Item 13. Certain Relationships and Related Transactions, and Director Independence	16

Item 14. Principal Accountant Fees and Services	17

PART IV	19

Item 15. Exhibits and Financial Statement Schedules	19

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

The Board currently consists of eight members, each of which serve for a one-year term or until a successor has been elected and qualified. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors in office. A director elected by the Board to fill a vacancy, including vacancies created by an increase in the number of directors, shall serve for the remainder of the year term and until the director’s successor is duly elected and qualified.

Name	Age	Director Since	Position with Fathom
Joshua Harley	43	2009	Chairman, Chief Executive Officer, Director

Marco Fregenal	56	2019	President and Chief Financial Officer, Director

Christopher Bennett	39	2019	Director

Jeffrey Coats	62	2019	Director

David C. Hood	58	2019	Director

Ravila Gupta	57	2021	Director

Glenn Sampson	79	2019	Director

Jennifer Venable	49	2019	Director

The following is a brief biography of each current director.

Executive Officers

Joshua Harley — Chairman, Chief Executive Officer, Director

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

Among other experience, qualifications, attributes and skills, we believe Mr. Harley’s perspective as a large shareholder, his extensive leadership and experience as our Chief Executive Officer, his knowledge of our operations, and oversight of our business bring to our Board critical strategic planning and operational leadership that qualify him to serve as one of our directors.

Marco Fregenal — President and Chief Financial Officer, Director

Marco Fregenal has been our Chief Financial Officer since 2012 and has been a member of our Board since February 2019. He has also served as our President since January 1, 2018. Prior to this, Mr. Fregenal served as our Chief Operating Officer and Chief Financial Officer from May 1, 2012 to December 31, 2017. Prior to joining our company, Mr. Fregenal served as Chief Operating Officer and Chief Financial Officer of EvoApp Inc, a provider of social media business intelligence, from 2009 to 2012. He was also the Chief Executive Officer and Chief Financial officer of Carpio Solutions, an information technology solutions company, from 2007 to 2009. Mr. Fregenal received a B.S. in economics from Rutgers University and a Masters in Econometrics and Operations Research from Monmouth University.

We believe Mr. Fregenal’s extensive financial experience, his knowledge of our operations and oversight of our business qualify him to serve as one of our directors.

Non-Employee Directors

Christopher Bennett — Director

Christopher Bennett has served on our Board since February 2019. From September 2005 to the present, Mr. Bennett has served as Chief Executive Officer and Founder of 97th Floor, a marketing agency that focuses on search, content, social, paid media and digital marketing. From April 2017 to the present, Mr. Bennett has been the managing partner of 7Sixty Ventures, a partnership acting as angel investors in start-up companies.

We believe Mr. Bennett’s extensive management and marketing skills qualify him to serve as one of our directors.

Jeffrey H. Coats — Director

Jeffrey Coats has served on our Board since February 2019. Mr. Coats was the Chief Executive Officer of AutoWeb, Inc. (formerly Autobytel, Inc.), an online automotive sales company, from December 2008 until his retirement in April 2018. Prior to this, he served as Managing Director of Southgate Alternative Investments from April 2006 to December 2008. Mr. Coats served as Chief Executive Officer of Mikronite Technologies Group Inc. from March 2002 to April 2006. Mr. Coats served on the board of directors of Autoweb from August 1996 to September 2018, and Tell on Demand since September 2014. Mr. Coats received a B.A. from the University of Georgia and an MBA from the American Graduate School of International Management.

We believe Mr. Coats’ experience as a director of various companies, and his management experience, qualify him to serve as one or our directors.

David C. Hood — Director

David Hood has served on our Board since May 2019. Mr. Hood served as audit partner at Ernst & Young in Raleigh from 2005 until his retirement in 2015. Prior to that, Mr. Hood was the Vice President, Finance at Quintiles Americas, currently known as IQVIA Holdings Inc, a leading global provider of contract research services, from 1993 to 2000, where he helped take the company public. Mr. Hood received a B.S. in accounting from Guilford College and is a Certified Public Accountant.

We believe Mr. Hood’s experience in taking organizations public, capital raises, merger and acquisition transactions and financial acumen, qualify him to serve as one of our directors.

Ravila Gupta — Director

Ravila Gupta has served on our Board since March 2021. Ms. Gupta has over 10 years of executive experience in corporate managerial roles. Since April 2020, Ms. Gupta has served as President and Chief Executive Officer of Bagchi Group, Inc., a private company providing business strategy, financial services, and board and executive coaching support to businesses. From April 2017 to April 2020, Ms. Gupta served as President and Chief Executive Officer of Council for Entrepreneurial Development, a non-profit organization dedicated to the development of entrepreneurs and their businesses, and from July 2012 to April 2017, Ms. Gupta served as President of Umicore USA Inc, a global materials technology and recycling group. Ms. Gupta currently serves in an advisory board role at Primo Partners LLC, a real estate and Ben & Jerry’s franchise development company, and previously served in an advisory role from October 2019 to December 2020 at Bennett Aerospace, Inc., an engineering and development company. Ms. Gupta received a B.E. in 1985 and a M.E. in 1987 from McGill University. She received her J.D. from North Carolina Central in 2000.

We believe that Ms. Gupta’s background in executive management qualifies her to serve as one of our directors.

Glenn A. Sampson — Director

Glenn Sampson has served on our Board since February 2019. Mr. Sampson served in various positions at Exxon Mobil Corporation from 1965 until his retirement in 2000, with his most recent position being Manager, Data Management, in the Controller’s Department. Since retirement he has served in various volunteer roles. Mr. Sampson received his B.S. from Stanford University and a M.B.A. from Northwestern University. Mr. Sampson is the father-in-law of Joshua Harley.

We believe Mr. Sampson’s more than five decades of general and financial management experience qualify him to serve as one of our directors.

Jennifer B. Venable — Director

Jennifer Venable has served on our Board since February 2019. From April 2013 to the present, Ms. Venable has served as Vice President and General Counsel at Capitol Broadcasting Company, Inc. From September 2009 to April 2013, Ms. Venable was General Counsel at Alfresco Software, Inc. Prior to that, Ms. Venable served as Commercial Counsel and as Senior Partner Manager of Red Hat, Inc. from September 2002 to July 2009 and as in-house counsel for an internet start-up and in private practice. Ms. Venable received her BA in Government and Sociology from The College of William and Mary and her JD from The University of North Carolina at Chapel Hill.

We believe Ms. Venable’s experience with complex legal issues, corporate governance, international business, and project management qualify her to serve as one of our directors.

INFORMATION REGARDING COMMITTEES OF THE BOARD

The Board has three committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The following table provides the current membership for each of the Board committees:

	Audit Committee	Compensation Committee	Nominating & Governance Committee
Christopher Bennett

Jeffrey H. Coats

Marco Fregenal

Joshua Harley

David C. Hood

Ravila Gupta

Glenn Sampson

Jennifer Venable

= Committee Chair

= Member

Audit Committee

Our audit committee consists of Messrs. Hood (Chair), Coat, and Ms. Venable. Each of Messrs. Hood, Coats and Ms. Venable satisfy the independence requirements of Rules 5605(a)(2) and 5605(c)(2) of the NASDAQ Stock Market listing rules and Section 10A(m)(13) of the Exchange Act.

The Board has affirmatively determined that Mr. Hood is designated as the “audit committee financial expert” and that he meets the definition of an “independent director” for purposes of serving on an audit committee under the NASDAQ Stock Market listing rules. The designation does not impose on Mr. Hood any duties, obligations or liabilities that are greater than those generally imposed on members of our audit committee and our Board.

Compensation Committee

Our compensation committee consists of Messrs. Coats (Chair), Bennett and Hood. Each of Messrs. Coats, Bennett and Hood satisfy the independence requirements of Rules 5605(a)(2) and 5605(d)(2) of the NASDAQ Stock Market listing rules.

Nominating and Governance Committee

Our nominating and governance committee consists of Ms. Venable (Chair) and Messrs. Bennett and Coats. Each of Ms. Venable and Messrs. Bennett and Coats satisfy the independence requirements of Rule 5605(a)(2) of the NASDAQ Stock Market listing rules.

EXECUTIVE OFFICERS

Name	Age	Position(s) with Fathom Holdings Inc.
Joshua Harley	43	Chairman, Chief Executive Officer
Marco Fregenal	56	President and Chief Financial Officer
Samantha Giuggio	51	Chief Broker Operations Officer

The biographies for Joshua Harley and Marco Fregenal, our Chief Executive Officer and Chief Financial Officer, are located in “Board of Directors” above.

Samantha Giuggio — Chief Broker Operations Officer

Samantha Giuggio, age 51, has served as our Chief Broker Operations Officer since June 2019. Prior to this, she served as Senior Vice President from October 2015 to June 2019. From April 2014 to October 2015, Ms. Giuggio served as our Regional Vice President and Vice President of Operations. She also served as our District Director RDU from February 2013 to April 2014. She served as an Agent and Group Leader Training Coordinator with us prior to this. Ms. Giuggio received an associate’s degree in hospitality management from Holyoke Community College.

CODE OF CONDUCT

We adopted a code of ethics relating to the conduct of our business by all of our employees, officers, and directors, as well as a code of conduct specifically for our principal executive officer and senior financial officers. We also adopted a corporate communications policy for our employees and directors establishing guidelines for the disclosure of information to the investing public, market analysts, agents, dealers, investment advisors, the media, and any persons who are not our employees or directors. Additionally, we adopted an insider trading policy to establish guidelines for our employees, officers, directors, and consultants regarding transactions in our securities and the disclosure of our material nonpublic information. Each of these policies is posted on our website, https://www.FathomRealty.com.

Item 11. Executive Compensation.

DIRECTOR COMPENSATION FOR 2020

Our directors who are employed by us do not receive any additional compensation for serving on our Board, and our non-employee directors receive cash and equity compensation as described below.

During our fiscal year ended December 31, 2020, each non-employee director received an annual retainer of $15,000 per year in cash compensation, as well as $25,000 in one-year time-vesting stock options. In addition, we paid the Audit and Compensation Committee chairs the following cash and equity fees for serving in such position:

Compensation Committee Chair

$10,000 per year in cash, paid quarterly; and

$15,000 in one-year time-vesting stock options.

Audit Committee Chair

$15,000 per year in cash, paid quarterly; and

$15,000 in one-year time-vesting stock options.

Effective February 2, 2021, each non-employee director will receive an annual retainer of $50,000 per year in cash compensation, as well as $100,000 in one-year time-vesting stock options. In addition, we increased the amount of cash compensation our chairs will receive each quarter they serve in such position to: (i) $30,000 per year in cash, paid quarterly for the Audit Committee Chair; and (ii) $15,000 per year in cash, paid quarterly for our Compensation Committee and Nominating and Governance Committee Chairs.

We cover the travel costs for Board members to attend four in-person Board meetings a year, or any additional in-person Board meetings duly called by the Chairman of the Board.

The following table sets forth the total compensation earned by each of our non-employee directors serving in 2020.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Christopher Bennett	$26,250	$11,705	$37,955
Jeffrey H. Coats	$38,500	$21,458	$59,958
David C. Hood	$47,500	$23,410	$70,910
Glenn Sampson	$26,250	$11,705	$37,955
Jennifer Venable	$26,250	$11,705	$37,955

*	Ravila Gupta was appointed to our Board in March 2021, and therefore did not receive any compensation in 2020.

(1)	The amounts shown in this column represent the aggregate grant date fair value of stock options computed in accordance with ASC 718, Compensation — Stock Compensation. The amount represents the grant date fair value of the stock options granted.

(2)	At December 31, 2020, each of Mr. Bennett, Mr. Sampson and Ms. Venable had 6,797 options outstanding, of which 5,304 were exercisable. Mr. Coats had 11,224 options outstanding, of which 8,487 were exercisable. Mr. Hood had 11,473 options outstanding, of which 8,487 were exercisable.

Messrs. Fregenal and Harley are both named executive officers, and both also serve as director, and neither received additional compensation for service provided as a director in 2020.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our common stock or other equity securities to file with the SEC certain reports of ownership and reports of changes in ownership of our securities. Executive officers, directors, and stockholders who hold more than 10% of our outstanding registered common stock are required by the SEC to furnish us with copies of all required forms filed under Section 16(a). Based solely on a review of this information and written representations from these persons that no other reports were required, we believe that, during the prior fiscal year all of our executive officers, directors, and, to our knowledge, 10% shareholders complied with the filing requirements of Section 16(a) of the Exchange Act, except Samantha Giuggio who filed a Form 4 on April 29, 2021 to report the October 19, 2020 grant of 6,974 shares of the Company’s common stock, and the grant of 3 shares of the Company’s common stock issued to her husband, Nicholas Giuggio, and filed another Form 4 on April 29, 2021, to report the December 24, 2020 grant of 1 share of the Company’s common stock issued to her husband, Nicholas Giuggio.

EXECUTIVE COMPENSATION

The following discussion of compensation arrangements should be read with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans and expectations regarding future compensation programs, see “Special Note Regarding Forward-Looking Statements.” Actual compensation programs that we adopt may differ materially from the programs summarized in this discussion.

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ended December 31, 2020 and 2019, compensation awarded to or paid to, or earned by, anyone serving as principal executive officer during the most recently completed fiscal year and our next two most highly compensated executive officers who were serving as executive officers during the year ended December 31, 2020 (the “Named Executive Officers”).

Our Named Executive Officers for fiscal year 2020 were:

•	Joshua Harley, Chairman and Chief Executive Officer;

•	Marco Fregenal, President and Chief Financial Officer; and

•	Samantha Giuggio, Chief Broker Operations Officer.

Name and Principal Position	Year	Salary(1)	Bonus	Option Awards	Stock Awards		All Other Compensation		Total
Joshua Harley	2020	$350,000	$271,150	$-	$-		$6,292	(2)	$627,442
Chief Executive Officer, Principal Executive Officer	2019	$350,000	$176,050	$-	$-		$11,112	(3)	$537,162

Marco Fregenal	2020	$335,417	$283,865	$-	$-		$15,900	(4)	$635,182
Chief Financial Officer and Principal Financial Officer	2019	$350,000	$151,050	$-	$-		$16,300	(5)	$517,350

Samantha Giuggio	2020	$191,584	$1,500	$-	$150,011	(6)	$20,372	(7)	$363,467
	2019	$177,000	$-	$-	$75,000	(8)	$11,850	(9)	$263,850

(1)	Reflects base salary earned during the fiscal year covered.

(2)	Includes $6,292 in medical insurance premiums.

(3)	Includes $9,983 in medical insurance premiums and $1,129 attributable to use of a Company automobile.

(4)	Includes $15,900 attributable to an automobile allowance.

(5)	Includes $2,000 in medical insurance premiums and $14,300 attributable to an automobile allowance.

(6)	Represent the aggregate grant date fair value of restricted stock awards computed in accordance with ASC 718, Compensation — Stock Compensation. Ms. Giuggio received a restricted stock award on October 19, 2020 in the amount of 6,974 shares, which vests in full on October 18, 2023.

(7)	Includes $8,503 in medical insurance premiums, $12,858 attributable to an automobile allowance, and $7,463 in real estate commissions.

(8)	Represent the aggregate grant date fair value of restricted stock awards computed in accordance with ASC 718, Compensation — Stock Compensation. Ms. Giuggio received a restricted stock award on January 2, 2019 in the amount of 15,912 shares, which vested immediately.

(9)	Includes $11,850 in medical insurance premiums.

Narrative to Summary Compensation Table

We review compensation annually for all employees, including our Named Executive Officers. In setting annual base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our Company.

Our Board determines our executives’ compensation based on the recommendations of our Compensation Committee, which typically reviews and discusses management’s proposed compensation with the Chief Executive Officer or Executive Chair of the Board for all executives other than the Chief Executive Officer or Executive Chair of the Board. Based on those discussions and its discretion, the Compensation Committee then recommends the compensation for each executive officer. Our Board, without members of management present, discusses the Compensation Committee’s recommendations and ultimately approves the compensation of our executive officers.

Outstanding Equity Awards as of December 31, 2020

The following table shows outstanding equity awards as of December 31, 2020.

Stock Awards
Name	Number of Shares or units of stock that have not vested (#)		Market Value of shares or units of stock that have not vested ($)
Joshua Harley	__		__
Marco Fregenal	__		__
Samantha Giuggio	6,974	(1)	$251,343	(2)

(1)	The shares were granted on October 19, 2020 and are restricted and vest in full on October 18, 2023.

(2)	Based on $36.04 per share which was the closing price of our common stock on December 31, 2020, the last trading day of that fiscal year.

Employment Agreements

We have not entered into employment agreements with any of our Named Executive Officers.

Annual Base Salary

Base salaries for our Named Executive Officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent. The following table presents the annual base salaries for each of our Named Executive Officers for 2020, as determined by the Board and the Compensation Committee.

Name	2020 Base Salary
Joshua Harley	$350,000
Marco Fregenal	$350,000
Samantha Giuggio	$225,000

Annual Bonus

Our discretionary bonus plan motivates and rewards our Named Executive Officers for achievements relative to our goals and expectations for each fiscal year. Our Named Executive Officers are eligible to receive discretionary annual bonuses based on our Compensation Committee and Board’s assessment of their individual performance and our Company’s results of operations and financial condition.

In 2020, as recommended by the Compensation Committee and approved by the Board, our Named Executive Officers employed with the Company at end of the fiscal year ended December 31, 2020 earned a bonus relative to achievement of goals for fiscal year 2020.

Equity-Based Awards

Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our Named Executive Officers. Our Compensation Committee is generally responsible for approving equity grants. Vesting of equity awards is generally tied to continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial new hire grant upon commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives.

Our Board adopted, and our stockholders approved, our 2019 Omnibus Stock Incentive Plan (the "2019 Plan"), which replaced our 2017 Stock Plan. The 2017 Plan became effective on May 11, 2017. The 2019 Plan became effective on August 9, 2019.

The purpose of our 2019 Plan is to attract and retain employees, non-employee directors and consultants and advisors. Our 2019 Plan authorizes us to make grants to eligible recipients of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock units and stock-based awards.

Other Compensation

Our Named Executive Officers did not participate in, or otherwise receive any benefits under, any pension or deferred compensation plan sponsored by us during 2020 or 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY INCENTIVE PLANS

The following table sets forth the indicated information as of December 31, 2020 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2017 Stock Plan	3,182,335	$4.71	2,739,261
2019 Omnibus Stock Incentive Plan	1,060,778	$20.10	586,604

Total	4,243,113	$8.03	3,325,865

Our equity compensation plans consist of the Fathom Holdings Inc. 2017 Stock Plan and the 2019 Omnibus Stock Incentive Plan, which were each approved by our shareholders. We do not have any equity compensation plans or arrangements that have not been approved by our shareholders.

We no longer plan to grant awards under the 2017 Stock Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2021 unless otherwise noted below for the following:

•	each person or entity known to own beneficially more than 5% of our outstanding common stock as of the date indicated in the corresponding footnote;

•	each of our Named Executive Officers;

•	each director; and

•	all current directors and executive officers as a group.

Applicable percentage ownership is based on 13,979,556 shares of our common stock outstanding as of March 31, 2021, unless otherwise noted below, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable or exercisable within 60 days after March 31, 2021 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed shareholder is c/o Fathom Holdings Inc., 2000 Regency Parkway Drive, Suite 300, Cary, North Carolina 27518.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
5% Shareholders
Patrick Lee(1)	862,890	6.17%

Directors and Named Executive Officers
Joshua Harley(2)	4,969,708	35.55%
Marco Fregenal(3)	1,325,709	9.48%
Samantha Giuggio(4)	41,374	*
Christopher Bennett(5)	5,304	*
Jeffrey H. Coats(6)	8,487	*
David C. Hood(6)	8,487	*
Ravila Gupta	0	*
Glenn Sampson(5)	2,356,834	16.85%
Jennifer Venable(5)	5,304	*
All current directors and executive officers as a group (9 individuals)	8,721,207	62.24%

*      Represent beneficial ownership of less than 1% of the shares of common stock outstanding.

(1)	Based on a Schedule 13G filed with the SEC on March 29, 2021. Patrick Lee’s address reported in his Schedule 13G is PO Box 274, Brea, CA 92822.

(2)	Includes an aggregate of 1,700,000 shares held by three trusts for which Mr. Harley serves as a trustee and one of which he is a beneficiary. Also includes 9,558 shares under a restricted stock award that will vest on March 4, 2024.

(3)	Includes 8,359 shares under a restricted stock award that will vest on March 4, 2024. Does not include 150,000 shares held by a trust for the benefit of the reporting person’s children. The reporting person’s spouse is trustee of the trust. Also, does not include 329 shares of restricted stock held by the reporting person’s spouse, which will vest on March 4, 2024. The reporting person disclaims beneficial ownership of these securities.

(4)	Includes 4,837 shares owned by Ms. Giuggio’s husband. Also includes 3,043 shares under a restricted stock award that will vest on March 4, 2024.

(5)	Consists of options to purchase 5,304 shares of common stock that have vested in full.

(6)	Consists of options to purchase 8,487 shares of common stock that have vested in full.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Set forth below is a description of certain relationships and related person transactions since January 1, 2019 between us or our subsidiaries, and our directors, executive officers and holders of more than 5% of our voting securities that involve the lower of  $120,000 or 1% of the average of total assets in the last two fiscal years. We believe that all of the following transactions were entered into with terms as favorable as could have been obtained from unaffiliated third parties.

Hometown Heroes Holdings, LLC

Hometown Heroes Holdings, LLC (“HTH”) is a real estate portal that generates real estate leads. HTH is fully-owned by Joshua Harley, Marco Fregenal, and Glenn Sampson. Messrs. Harley and Fregenal currently serve as our officers and all three individuals are directors and shareholders of our company.

During the period between September 2013 through March 2019, we loaned a total of $609,408 to HTH.

HTH paid the full balance of its loan in July of 2019.

We also contract with HTH for generated real estate leads. For each of the years ended December 31, 2019 and 2020, HTH paid us a total of $467,000 and $287,000, respectively, for these leads.

Real Deal Branding LLC

In the year ended December 31, 2020, the Company paid Real Deal Branding LLC approximately $175,000 for agent marketing materials. Real Deal Branding LLC is a marketing firm which is co-owned by Jennifer Stertz and Geoffrey Stertz, Mr. Harley’s sister and brother-in-law. Mr. Stertz is also the Company’s current Director of Marketing. Previously, the disinterested members of the Board, after discussion and review of the material facts, approved entering into a contract with Real Deal Branding LLC, and believed it to be in the best interests of the Company.

Director Independence

The Board has established an audit committee, compensation committee, and nominating and governance committee. Our audit committee consists of independent directors Messrs. Hood (Chair), Coats and Ms. Venable. Our compensation committee consists of independent directors Messrs. Coats (Chair), Bennett, and Hood. Our nominating and governance committee consists of independent directors Ms. Venable (Chair) and Messrs. Bennett and Coats. The audit committee, compensation committee, and nominating and governance committee were established in February 2019 in anticipation of our initial public offering.

The Board has undertaken a review of the independence of our directors and has determined that Messrs. Bennett, Coats, Hood, Ms. Gupta and Ms. Venable are independent within the meaning of the NASDAQ Stock Market listing rules. In addition, the board has determined that Mr. Hood meets the additional test for independence for audit committee members and Messrs. Bennett, Coats and Hood meet the additional test for independence for compensation committee members imposed by SEC regulation and the NASDAQ Stock Market listing rules.

Family Relationships

There is no family relationship between any director, executive officer or person nominated to become a director or executive officer of our Company other than Mr. Sampson who is Mr. Harley’s father-in-law.

Item 14. Principal Accountant Fees and Services.

BDO USA, LLP (“BDO”) has served as our independent registered public accounting firm since 2018 and audited our consolidated financial statements for the years ended December 31, 2018 through December 31, 2020.

Summary of Fees

Our audit committee has adopted a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Under this policy, each year, at the time it engages an independent registered public accounting firm, our audit committee pre-approves the engagement terms and fees and may also pre-approve detailed types of audit-related and permitted tax services, subject to certain dollar limits, to be performed during the year. All other permitted non-audit services are required to be pre-approved by our audit committee on an engagement-by-engagement basis.

The following table summarizes the aggregate fees billed for professional services rendered to us by BDO in 2020 and 2019. A description of these various fees and services follows the table.

	2020	2019
Audit Fees	$410,638	$327,138
Audit-Related Fees	—	—
Tax Fees	27,850	27,850
All Other Fees	—	—

All fees described above were pre-approved by the Audit Committee.

Audit Fees

The aggregate fees billed to us by BDO in connection with the annual audit of our financial statements, for the review of our financial statements included in our Quarterly Report on Form 10-Q and Annual Report on Form 10-K and for other services normally provided in connection with statutory and regulatory filings, were $410,638 and $327,138 for the years ended December 31, 2020 and 2019, respectively. The increase in audit fees in 2020 relates primarily to additional Audit Fees incurred for the review of our financial statements and the related notes thereto included in our Form S-1 for our initial public offering and increased fees related to being a public company.

Audit-Related Fees

No aggregate audit-related fees were billed to us by BDO for the years ended December 31, 2020 or 2019.

Tax Fees

Tax fees billed to us by BDO for professional services for tax compliance, tax advice, and tax planning were $27,850 and $24,000 for the years ended December 31, 2020 and 2019, respectively.

All Other Fees

There were no other fees billed to us by BDO for the year ended December 31, 2020 and 2019.

PRE-APPROVAL POLICIES AND PROCEDURES\

Our audit committee has adopted a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Under this policy, each year, at the time it engages an independent registered public accounting firm, our audit committee pre-approves the engagement terms and fees and may also pre-approve detailed types of audit-related and permitted tax services, subject to certain dollar limits, to be performed during the year. All other permitted non-audit services are required to be pre-approved by our audit committee on an engagement-by-engagement basis.

The Audit Committee has determined that the rendering of services other than audit services by BDO is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    The following documents are filed as part of this report:

(1) Financial Statements

The financial statements and report of the independent registered public accounting firm are filed as part of this Report (see “Index to Consolidated Financial Statements” at Item 8).

(2) Financial Statement Schedules

The financial statements schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(b)    Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated November 4, 2020, by and among Fathom Holdings Inc., Verus Title Inc., and the sellers named therein.*	8-K	—	2.1	November 5, 2020

3.1	Restated Articles of Incorporation of Fathom Holdings Inc.	S-1	333-235972	3.1	January 17, 2020
3.1.1	Articles of Amendment to the Restated Articles of Incorporation of Fathom Holdings Inc., effective July 27, 2020.	8-K	—	3.1	August 4, 2020

3.2	Second Amended and Restated Bylaws of Fathom Holdings Inc.	S-1/A	333-235972	3.2	July 16, 2020

4.1	Underwriter Warrant issued August 4, 2020.	8-K	—	4.1	August 4, 2020

4.2(1)	Description of Securities.	10-K	—	4.2	March 24, 2021

10.1	Fathom Holdings Inc. 2017 Stock Plan. #	8-K	—	10.1	August 4, 2020

10.2	Fathom Ventures, Inc. 2017 Stock Plan Form of Restricted Stock Award Agreement. #	S-1	333-235972	10.2	January 17, 2020

10.3	Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.2	August 4, 2020

10.4	Contribution and Exchange Agreement, dated August 31, 2018, by and between Fathom Ventures, Inc. and intelliAgent, LLC.	S-1	333-235972	10.4	January 17, 2020

10.5	Contribution and Exchange Agreement, dated August 31, 2018, by and between Fathom Realty Holdings LLC and Fathom Realty Group Inc.	S-1	333-235972	10.5	January 17, 2020

10.6	Contribution and Exchange Agreement, dated September 4, 2018, by and between Fathom Holdings Inc. and Fathom Realty Holdings LLC.	S-1	333-235972	10.6	January 17, 2020

10.7	Form of Fathom Agent Agreement. #	S-1	333-235972	10.7	January 17, 2020

10.8	Commercial Lease Agreement, dated October 12, 2015, by and between Powell Commonwealth Associates, LLC and Fathom Realty, LLC.	S-1	333-235972	10.8	January 17, 2020

10.9	Commercial Lease Agreement, entered into on November 21, 2017, by and between King Commercial Properties, LLC and Fathom Realty, LLC.	S-1	333-235972	10.9	January 17, 2020

10.10	Lease Agreement, dated October 1, 2015, by and between Henderson & Murphy LLC and Fathom Realty Holdings, LLC.	S-1	333-235972	10.10	January 17, 2020

10.11	Customer Subscription Agreement, dated May 1, 2018, by and between InsideRE, LLC and Fathom Realty, LLC.	S-1	333-235972	10.11	January 17, 2020

21.1(1)	Fathom Holdings Inc. Subsidiaries.	10-K	001-39412	21.1	March 24, 2021

23.1(1)	Consent of BDO USA, LLP.	10-K	001-39412	23.1	March 24, 2021

31.1(1)	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-39412	31.1	March 24, 2021

31.2(1)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-39412	31.2	March 24, 2021

31.3	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1(1)	Certification of the President and Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	—	32.1	March 24, 2021

101.INS(1)	XBRL Instance Document.	10-K	—	101.INS	March 24, 2021

101.SCH(1)	XBRL Taxonomy Extension Schema Document.	10-K	—	101.SCH	March 24, 2021

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	—	101.CAL	March 24, 2021

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	—	101.DEF	March 24, 2021

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document.	10-K	—	101.LAB	March 24, 2021

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	—	101.PRE	March 24, 2021

(1)	Previously filed with our Original 10-K.

* The schedules to the Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any schedule omitted from the Purchase Agreement to the SEC upon request.

# Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FATHOM HOLDINGS INC.

Date: April 29, 2021	By:	/s/ Joshua Harley
Joshua Harley
Chief Executive Officer (Principal Executive Officer)