Form 10-Q
period 2021-03-31
Fathom Holdings Inc.
filed 2021-05-14
CIK 1753162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 10, 2021, the registrant had 14,672,292 shares common stock outstanding.

FATHOM HOLDINGS INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2021

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FATHOM HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$24,918,369	$28,577,396
Restricted cash	992,205	984,238
Accounts receivable	1,629,028	1,595,444
Agent annual fees receivable, net	455,437	284,725
Loan receivable	—	165,000
Prepaid and other current assets	615,454	1,249,650
Total current assets	28,610,493	32,856,453
Property and equipment, net	538,768	154,599
Lease right of use assets	2,223,059	437,421
Intangible assets, net	4,925,696	922,147
Goodwill	1,008,268	799,058
Other assets	57,186	55,301
Total assets	$37,363,470	$35,224,979
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,262,188	$2,596,206
Accrued liabilities	2,083,119	1,063,889
Escrow liabilities	990,774	933,336
Long-term debt - current portion	244,922	256,324
Lease liability - current portion	252,404	140,100
Total current liabilities	6,833,407	4,989,855
Long-term debt, net of current portion	260,538	282,950
Lease liability, net of current portion	1,976,087	301,429
Total liabilities	9,070,032	5,574,234
Commitments and contingencies
Stockholders' equity:
Common stock, no par value, 100,000,000 authorized and 13,979,556 and 13,830,351 issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Treasury Stock, at cost, 5,683 shares as of March 31, 2021 and December 31, 2020	(30,000)	(30,000)
Additional paid-in capital	39,211,307	37,168,896
Accumulated deficit	(10,887,869)	(7,488,151)
Total stockholders' equity	28,293,438	29,650,745
Total liabilities and stockholders' equity	$37,363,470	$35,224,979

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

FATHOM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2021	2020
Revenue	$49,645,489	$28,838,831
Cost of revenue	46,468,617	26,781,363
Gross profit	3,176,872	2,057,468
General and administrative	6,223,783	1,835,969
Marketing	402,163	230,433
Total operating expenses	6,625,946	2,066,402
Loss from operations	(3,449,074)	(8,934)
Other (income) expense, net
Gain on the extinguishment of debt	(50,936)	—
Interest (income) expense, net	1,312	32,837
Other income, net	(4,732)	—
Other (income) expense, net	(54,356)	32,837
Loss from operations before income taxes	(3,394,718)	(41,771)
Income tax expense	(5,000)	(1,000)
Net loss	$(3,399,718)	$(42,771)
Net loss per share
Basic and Diluted	$(0.25)	$(0.00)
Weighted average common shares outstanding
Basic and Diluted	13,450,111	9,993,866

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

FATHOM HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three months ended March 31, 2021
	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid in Capital	Accumulated deficit	Total
Balance at December 31, 2020	13,830,351	$—	5,683	$(30,000)	$37,168,896	$(7,488,151)	$29,650,745
Issuance of common stock for purchase of business	26,644	—	—	—	1,172,336	—	1,172,336
Share-based compensation	122,561	—	—	—	870,075	—	870,075
Net loss	—	—	—	—	—	(3,399,718)	(3,399,718)
Balance at March 31, 2021	13,979,556	$—	5,683	$(30,000)	$39,211,307	$(10,887,869)	$28,293,438

	Three months ended March 31, 2020
	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid in Capital	Accumulated deficit	Total
Balance at December 31, 2019	10,211,658	$—	—	$—	$4,988,382	$(6,147,567)	$(1,159,185)
Issuance of common stock	15,726	—	—	—	83,014	—	83,014
Share-based compensation	(4,216)	—	—	—	124,721	—	124,721
Net loss	—	—	—	—	—	(42,771)	(42,771)
Balance at March 31, 2020	10,223,168	$—	—	$—	$5,196,117	$(6,190,338)	$(994,221)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

FATHOM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,399,718)	$(42,771)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	102,359	19,275
Non-cash lease expense	28,644	461
Gain on the extinguishment of debt	(50,936)	—
Bad debt expense	76,975	35,270
Share-based compensation	870,075	124,721
Change in operating assets and liabilities:
Accounts receivable	1,857	(438,424)
Agent annual fees receivable	(247,687)	(605,974)
Prepaid and other assets	634,196	(39,751)

Accounts payable	571,014	384,428
Accrued liabilities	560,972	865,771
Escrow liabilities	(100,230)	—
Operating lease liabilities	(27,320)	77
Other assets	(1,415)	—
Net cash (used in) provided by operating activities	(981,214)	303,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(401,513)	(3,117)
Amounts paid for business and asset acquisitions, net of cash acquired	(2,115,449)	—
Purchase of intangible assets	(148,564)	(113,701)
Net cash used in investing activities	(2,665,526)	(116,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(4,320)	(4,246)
Proceeds from the issuance of common stock	—	83,014
Net cash (used in) provided by financing activities	(4,320)	78,768

Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,651,060)	265,033
Cash, cash equivalents, and restricted cash at beginning of period	29,561,634	579,416
Cash, cash equivalents, and restricted cash at end of period	$25,910,574	$844,449

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$4,448	$32,868
Income taxes paid	$—	$2,261
Right of use assets obtained in exchange for lease liabilities	$1,785,509	$—
Issuance of common stock for the purchase of business	$1,172,336	$—
Extinguishment of Paycheck Protection Program Loan	$50,600	$—
Loan receivable forgiven and used as purchase consideration	$165,000	$—

Reconciliation of cash and restricted cash
Cash and cash equivalents	$24,918,369	$844,449
Restricted cash	992,205	—
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$25,910,574	$844,449

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Historically, management has not made operating decisions nor assessed performance based on geographic locations. Rather, the chief operating decision maker makes operating decisions and assesses performance based on the services of identified operating segments. While management does consider real estate and brokerage services and affiliated services (e.g., title insurance) to be identified operating segments, the profits and losses and assets of the affiliated services segment are not material. Therefore, the Company aggregates the identified operating segments for reporting purposes.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation — The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2021. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The unaudited interim consolidated financial statements include the accounts of Fathom Holdings’ wholly owned subsidiaries. All transactions and accounts between and among its subsidiaries have been eliminated. All adjustments and disclosures necessary for a fair presentation of these unaudited interim consolidated financial statements have been included.

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

Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $3.4 million and $42,771 for the three months ended March 31, 2021 and 2020, respectively. The Company had cash and cash equivalents of $24.9 million and $28.6 million as of March 31, 2021 and December 31, 2020, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business. Management believes that existing cash from the $31.1 million in net proceeds from its Initial Public Offering (the "IPO") completed on August 4, 2020, along with its planned budget, which includes continued increases in the number of our agents and transactions at rates consistent with historical growth, and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of the unaudited interim consolidated financial statements.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Given the daily evolution of COVID-19 and the global responses to curb its spread, the Company is not able to estimate the effects of COVID-19 on its results of operations, financial condition, or liquidity for the year ending December 31, 2021 or beyond. If COVID-19 continues, it may have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations.

Use of Estimates — The preparation of the unaudited interim consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to provisions for doubtful accounts, legal contingencies, income taxes, deferred tax asset valuation allowances, share-based compensation, goodwill, estimated lives of intangible assets, and intangible asset impairment. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company might differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Business Combinations — The Company accounts for its business combinations under the provisions of Accounting Standards Codification Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. For transactions that are business combinations, the Company evaluates the existence of goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, is determined using established valuation techniques. A fair value measurement is determined as the price received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The estimated fair values reflected in the purchase accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements. For the business combination completed during the three-month period ended, March 31, 2021, the estimated fair value of identifiable intangible assets, primarily consisting of agent relationships, was determined using a multi-period excess earnings method. The most significant assumptions under the multi-period excess earnings method include the estimated remaining useful life, expected future revenue, annual agent revenue attrition, costs to develop new agents, charges for contributory assets, tax rate, discount rate and tax amortization benefit. Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of Management, and such variations may be significant to estimated values.

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed are based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates and the number of years on which to base the cash flow projections, as well as other assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates based on the risk inherent in the acquired assets, specific risks, industry beta and capital structure of guideline companies. The valuation of an acquired business is based on available information at the acquisition date and assumptions that are believed to be reasonable. However, a change in facts and circumstances as of the acquisition date can result in subsequent adjustments during the measurement period, but no later than one year from the acquisition date.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Asset Acquisitions — The Company follows the guidance in ASC 805, Business Combinations, for determining the appropriate accounting treatment for asset acquisitions. ASU No. 2017-01, Clarifying the Definition of a Business, provides an initial fair value screen to determine if substantially all of the fair value of the assets acquired is concentrated in a single asset or group of similar assets. If the initial screening test is not met, the set is considered a business based on whether there are inputs and substantive processes in place. Based on the results of this analysis and conclusion on an acquisition’s classification of a business combination or an asset acquisition, the accounting treatment is derived.

If the acquisition is deemed to be a business, the purchase method of accounting is applied. Identifiable assets acquired and liabilities assumed at the acquisition date are recorded at fair value. If the transaction is deemed to be an asset acquisition, the cost accumulation and allocation model is used whereby the assets and liabilities are recorded based on the purchase price and allocated to the individual assets and liabilities based on relative fair values.

Intangible Assets, Net — Intangible Assets, net is comprised of definite-lived intangibles and capitalized internal use software.

Trade names and Agent Relationships: The Company’s definite-lived intangible assets primarily consist of trade names and agent relationships acquired as part of the Company's business acquisitions. For definite-lived intangible assets, such as trade names and agent relationships, whenever impairment indicators are present, the Company performs a review for impairment. The Company calculates the undiscounted value of the projected cash flows associated with the asset, or asset group, and compares this estimated amount to the carrying amount. If the carrying amount is found to be greater, the Company will record an impairment loss for the excess of book value over the fair value. In addition, in all cases of an impairment review, the Company will reevaluate the remaining useful lives of the assets and modify them, as appropriate. Currently, trade names and agent relationships have a useful life estimated at ten years and seven years, respectively.

Capitalized internal use software: The Company’s capitalized internal use software consists of internally developed software and developed software acquired pursuant to acquisitions. Costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, direct internal and external costs relating to upgrades or enhancements that meet the capitalization criteria are capitalized in capitalized software, net and amortized on a straight-line basis over their estimated useful lives. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the websites (or software) that result in added functionality, in which case the costs are capitalized as well.

Capitalized software costs are amortized over the expected useful lives of the applicable software. Currently, capitalized software for internal use has a useful life estimated between five and seven years. The software acquired pursuant to the Naberly acquisition discussed in Note 3 has a useful life estimated at seven years.

Estimated useful lives of website and software development activities are reviewed annually or whenever events or changes in circumstances indicate that intangible assets may be impaired and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades or enhancements to the existing functionality.

Goodwill - Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. Goodwill is assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill during the three months ended March 31, 2021.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's revenue also includes fees charged for title search and examination, property settlement and title insurance services provided in association with property acquisitions and refinance transactions. We provide the title search and property settlement services ourselves and control the services before they are transferred to our customers since we are primarily responsible for fulfilling the promise and also have full discretion in establishing the price for the settlement services (except in states where fees are set statutorily). As such, we are defined as the principal. As principal, we satisfy our obligation upon the closing of a real estate transaction. Upon satisfaction of our obligation, we recognize revenue in the gross amount of consideration we are entitled to receive. The transaction price for title and property settlement services is determined by the fixed fees we charge for our services. We provide our services to the buyers and sellers involved in the purchase transaction, as well as to the borrower in a refinance transaction. Title and property settlement revenue contains a single performance obligation that is satisfied upon the closing of a real estate transaction, at which point the entire transaction price is earned. The Company is not entitled to any title and property settlement revenue until the performance obligation is satisfied and is not owed any consideration for unsuccessful transactions, even if services have been provided.

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications — Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation with no effect on the previously reported net loss or stockholders’ equity. These reclassifications primarily relate to the inclusion of share-based compensation paid to agents within cost of revenue.

Note 3. Acquisitions

On March 1, 2021, the Company completed the acquisition of Red Barn Real Estate, LLC (“Red Barn”) deemed immaterial to the Company. The Red Barn acquisition was accounted for as a business combination using the purchase method of accounting.

On March 1, 2021 the Company acquired substantially all of the assets of Naberly, Inc. ("Naberly") for cash consideration of $2,665,000. Based on the Company’s preliminary estimation of the fair value of the assets acquired, the Naberly acquisition was accounted for as an asset acquisition. The total acquisition cost, including transaction costs of approximately $95,000, was $2,760,000 and was recorded as software intangible assets.

During the year ended December 31, 2020, in connection with, and in advance of the closing under the asset purchase agreement to acquire the assets of Naberly, the Company issued to Naberly, an unsecured loan (the "Loan") in the principal amount of up to $165,000 with an interest rate of two percent (2%) per annum, compounded annually, and a maturity date of February 28, 2021. As of March 31, 2021, the outstanding principal balance of the Loan was forgiven in connection with the closing of the acquisition, and was accounted for as part of the purchase consideration transferred to Naberly.

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following at the dates indicated:

	March 31, 2021	December 31, 2020
	(Unaudited)
Vehicles	$119,324	$119,324
Computers and equipment	182,863	138,842
Furniture and fixtures	401,822	44,330
Leasehold improvements	3,402	3,402
Total property and equipment	707,411	305,898
Accumulated depreciation	(168,643)	(151,299)
Total property and equipment, net	$538,768	$154,599

Depreciation expense for property and equipment was approximately $17,000 and $8,000 for the three months ended March 31, 2021 and 2020, respectively.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Intangible Assets, Net

Intangible assets, net consisted of the following at the dates indicated:

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(Unaudited)
Trade names	$166,000	$(5,533)	$160,467
Software development	3,829,812	(244,583)	3,585,229
Agent relationships	1,180,000	—	1,180,000
	$5,175,812	$(250,116)	$4,925,696

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$166,000	$(1,383)	$164,617
Software development	921,248	(163,718)	757,530
	$1,087,248	$(165,101)	$922,147

As of March 31, 2021, the estimated future amortization expense for definite-lived intangible assets was:

Years Ended December 31,
2021 (remaining)	$600,065
2022	800,086
2023	800,086
2024	787,586
2025	619,701
Thereafter	1,318,172
Total	$4,925,696

Amortization expense was approximately $85,000 and $11,000 for the three months ended March 31, 2021 and 2020 respectively.

Note 6. Goodwill

The Company recorded goodwill in connection with the acquisition of Verus Title Inc. ("Verus"), which closed on November 24, 2020 and in connection with the March 1, 2021 acquisition of Red Barn. These acquisitions have been accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the total purchase price to the tangible and identifiable intangible assets acquired, and assumed liabilities based on their estimated fair values as of the acquisition date, as determined by management. The excess of the purchase price over the aggregate fair values of the identifiable assets was recorded as goodwill.

The changes in the carrying value of goodwill as of March 31, 2021 are as noted in the table below:

Carrying Value
Balance at December 31, 2020	$799,058
Goodwill acquired during the period	209,210
Impairment losses	—
Balance at March 31, 2021	$1,008,268

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following at the dates indicated:

	March 31, 2021	December 31, 2020
	(Unaudited)
Deferred annual fee	$457,019	$292,696
Accrued compensation	421,578	201,587
Due to sellers	400,000	—
Other accrued liabilities	245,080	157,925
Credit card liability	242,104	177,986
Accrued legal fees	200,000	75,000
Accrued professional fees	89,917	54,420
Accrued tax liabilities	27,421	104,275
Total accrued liabilities	$2,083,119	$1,063,889

Note 8. Debt

Long-term debt consisted of the following at the dates indicated:

	March 31, 2021	December 31, 2020
	(Unaudited)
Paycheck Protection Program Loan	$303,681	$354,281
Small Business Administration Loan	171,006	149,900
Loan payable - Automobile Loan	30,773	35,093
Long-term debt	505,460	539,274
Less current portion of the Paycheck Protection Program Loan	(203,810)	(237,182)
Less current portion of the Small Business Administration Loan	(23,642)	(1,748)
Less current portion of the Loan Payable	(17,470)	(17,394)
Long-term debt, net of current portion	$260,538	$282,950

Loan Payable

The Company obtained a loan for an automobile used by the Chief Executive Officer. The term of the loan is from July 2016 through December 2022 with an annual interest rate of 1.74%. The components of the loan payable were as follows:

Maturities of the loan payable obligation as of March 31, 2021 are as follows:

Years Ended December 31,	Maturities of Loan Payable
2021 (remaining)	$13,074
2022	17,699
$30,773

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note Payable – Paycheck Protection Program Loan

In May 2020, the Company applied for and received $303,681 in unsecured loan funding (the "PPP Loan") from the Paycheck Protection Program (the “PPP”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”).

Under the terms of the promissory note (the “PPP Note”) and the PPP Loan, interest accrued on the outstanding principal at the rate of 1% per annum. Interest expense under the PPP Loan amounted to $628 and $0 for the three months ended March 31, 2021 and 2020, respectively. The Company believes it has used the entire PPP Note amount for qualifying expenses and applied for forgiveness in March 2021, however, until forgiveness is approved by the SBA there is no assurance that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Additionally, in connection with the acquisition of Verus, the Company assumed $50,600 in loan funding from the PPP. The Company received full forgiveness of all outstanding principal, accrued, and unpaid interest on this Loan as of January 6, 2021. The forgiveness of this Loan qualified for debt extinguishment in accordance with ASC 470-50, Debt Modifications and Extinguishments, and as a result, the outstanding principal and accrued and unpaid interest was written off in the amount of $50,600 and $336, respectively, and the Company recorded a gain on extinguishment totaling $50,936 for the three months ended March 31, 2021.

Note Payable – Small Business Administration Loan

On June 5, 2020, the Company received $150,000 in loan funding from the SBA (the “SBA Note”) under the Economic Injury Disaster Loan program. The Company will use all the proceeds of this secured SBA Note solely as working capital to alleviate economic injury caused by COVID-19. The SBA Note is evidenced by a promissory note of the Company dated June 5, 2020 in the principal amount of $150,000, to the SBA, the lender. Debt issuance costs incurred in connection with the SBA Note of $100 were expensed. Under the terms of the SBA Note, interest accrues on the outstanding principal at a rate of 3.75% per annum, and installment payments, including principal and interest, of $731 monthly, will begin in June 2021. All remaining principal and accrued interest is due and payable in May 2050.

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods indicated:

	Three months ended March 31,
Components of total lease cost:	2021	2020

	(Unaudited)
Operating lease expense	$47,674	$35,350
Short-term lease expense	28,462	17,003
Total lease cost	$76,136	$52,353

Lease Position as of March 31, 2021 and December 31, 2020

Right of use lease assets and lease liabilities for our operating leases were recorded in the unaudited interim consolidated balance sheet as follows:

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Lease right of use assets	$2,223,059	$437,421
Total lease assets	$2,223,059	$437,421

Liabilities
Current liabilities:
Lease liability - current portion	$252,404	$140,100
Noncurrent liabilities:
Lease liability, net of current portion	1,976,087	301,429
Total lease liability	$2,228,491	$441,529

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of:

	March 31,
	2021	2020

	(Unaudited)
Weighted average remaining lease term (in years) - operating leases	6.40	4.51
Weighted average discount rate - operating leases	6.40%	8%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of March 31, 2021, for the following five fiscal years and thereafter were as follows:

Years Ended December 31,	Operating Leases
2021 (remaining)	$266,236
2022	472,273
2023	426,467
2024	368,388
2025	337,104
2026 and thereafter	881,775
Total Minimum Lease Payments	$2,752,243
Less effects of discounting	(523,752)
Present value of future minimum lease payments	$2,228,491

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Share-based Compensation

The Company’s 2017 Stock Plan (the “Plan”) provides for granting stock options and restricted stock awards to employees, directors, contractors and consultants of the Company. A total of 3,182,335 shares of common stock are authorized to be issued pursuant to the Plan. As of March 31, 2021, there were 2,739,261 shares available for future grants under the Plan.

The Company’s 2019 Omnibus Stock Incentive Plan (the “2019 Plan”) provides for granting stock options and restricted stock awards to employees, directors, agents, contractors and consultants of the Company. A total of 1,060,778 shares of common stock are authorized to be issued pursuant to the 2019 Plan. As of March 31, 2021, there were 460,033 shares available for future grants under the 2019 Plan.

Restricted Stock Awards

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	390,787	13.56
Granted	153,215	38.04
Vested	(31,208)	(42.37)
Forfeited	(4,010)	(11.84)
Nonvested at March 31, 2021	508,784	$19.18

In March 2021, pursuant to the 2019 Plan, the Company granted 82,003 restricted stock awards to certain employees and agents, of which 4,564 awards vested immediately and the remaining 77,439 awards will vest three years from the grant date subject to continuous service with the Company. The fair value of these restricted stock awards was $32.87 per share based on the Company’s closing stock price on the grant date.

In March 2021, pursuant to the 2019 Plan, in connection with the Acquisitions (See Note 3), the Company granted 44,568 restricted stock awards to former founders of the target companies in the Acquisitions who are now employees of the Company, of which 10,478 will vest one year from the grant date, and the remaining 34,090 will 18 months from the grant date. The fair value of the Company’s restricted stock awards granted in March 2021 was $44.00 per share based on the Company’s closing stock price on the grant date.

The Company recognized stock compensation expense for restricted stock awards to employees in the amount of $556,709, net of forfeitures of $1,264, and $9,051, net of forfeitures of $0, for the three months ended March 31, 2021 and 2020, respectively, which is included in general and administrative expense. The Company recognized stock compensation expense for restricted stock awards to agents in the amount of $272,186, net of forfeitures of $18,455, and $94,107, net of forfeitures of $2,371, for the three months ended March 31, 2021 and 2020, respectively, which is included in cost of revenue.

At March 31, 2021, the total unrecognized compensation expense related to unvested restricted stock awards granted was $8,437,964, which the Company expects to recognize over a period of approximately 2.05 years.

Stock Option Awards

A summary of stock option activity under the Plans are as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate intrinsic value
Balance at December 31, 2020	47,332	$8.03	8.8	$1,325,903
Granted	13,638	44.00	10.0	—
Balance at March 31, 2021	60,970	$16.07	8.9	$1,353,829
Options exercisable at March 31, 2021	37,130	$4.71	8.2	$1,185,190

In March 2021, pursuant to the 2019 Plan, the Board granted stock option awards to the independent directors to acquire shares of common stock with an exercise price of $44.00 per share. The stock options will vest on the earlier of (a) one year from the date of grant and (b) the next annual stockholder meeting, subject to the director’s continued service on the Board.

For the three months ended March 31, 2021 and 2020, the Company recognized $41,180 and $21,563, respectively, of share-based compensation expense for stock options in general and administrative expense. At March 31, 2021, the total unrecognized compensation related to unvested stock option awards granted was $280,574, which the Company expects to recognize over a period of approximately 0.78 years. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2021 and 2020, was $18.64 and $0, respectively.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Equity-classified Warrants

On August 4, 2020, the Company issued a warrant to the underwriter of its IPO (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant is exercisable at a per share exercise price of $11.00, and is exercisable at any time from and after January 31, 2021 through August 4, 2025.

During the three months ended March 31, 2021, no warrants to purchase common stock were issued, exercised, or expired.

Note 12. Related Party Transactions

Included in revenue for the three months ended March 31, 2021 and 2020 was approximately $0 and $158,500, respectively, from a related party in exchange for the Company providing lead generation services.

Included in cost of revenue for the three months ended March 31, 2021 and 2020 was approximately $780 and $12,052, respectively, from related parties in exchange for the Company receiving lead generation services.

Included in marketing expense for the three months ended March 31, 2021 and 2020 was approximately $143,123 and $48,901, respectively, from related parties in exchange for the Company receiving marketing services.

Note 13. Net Loss per Share Attributable to Common Stock

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	Three months ended March 31,
	2021	2020
	(Unaudited)
Numerator:
Net loss attributable to common stock—basic and diluted	$(3,399,718)	$(42,771)

Denominator:
Weighted average shares—basic and diluted	13,450,111	9,993,866
Net loss per share attributable to common stock—basic and diluted	$(0.25)	$(0.00)

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive.

	Three months ended March 31,
	2021	2020
Stock options	60,970	37,130
Unvested restricted stock awards	508,784	223,765
Common stock warrants	240,100	—

Note 14. Income Taxes

As of December 31, 2020, the Company had federal net operating loss carryforwards of approximately $9.2 million and state net operating loss carryforwards of approximately $4.5 million. Losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The adoption of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the three months ended March 31, 2021 or the year ended December 31, 2020. Currently, the statute of limitations remains open subsequent to and including the year ended December 31, 2016.

Note 15. Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, brokerage or real estate disputes, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and vicarious liability based upon conduct of individuals or entities outside of the Company’s control, including agents and third party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of March 31, 2021, there was no material litigation against the Company.

Note 16. Subsequent Events

On April 20, 2021, the Company acquired E4:9 Holdings, Inc. (“E4:9”) for approximately $28.9 million, subject to final working capital adjustments, consisting of cash consideration of approximately $9.8 million and stock consideration of $16.6 million. E4:9 is a holding company with three operating subsidiaries serving the residential real estate sector: Encompass Lending Group, Dagley Insurance Agency and Real Results. The Company is expected to benefit by gaining new opportunities to grow the business, while consumers will have a one-stop shop for all of their housing needs.

On April 26, 2021, the Company acquired LiveBy Inc. (“LiveBy”) for approximately $9.3 million, subject to final working capital adjustments, consisting of cash consideration of approximately $3.3 million and stock consideration of approximately $5.6 million. LiveBy’s technology pairs local data with its geospatial boundaries to create key insights that help boost website management, inform and attract customers, and nurture agent leads. The Company intends to fully integrate LiveBy into the Company’s proprietary intelliAgent software suite.

Determination of the final fair value and purchase price allocations for both the E4:9 and LiveBy acquisitions have not been completed as of the financial statement filing date as respective valuation determinations have yet to be performed.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in our most recent Annual Report on Form 10-K, as amended, and the risk factors described in this quarterly report. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, liquidity, operating results, and common stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company. Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives and regarding the anticipated impact of COVID-19 are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in our most recent Annual Report on Form 10-K, as amended, and in the risk factors described in this quarterly report, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

The terms the “Company,” “Fathom,” “we,” “us,” and “our” as used in this report refer to Fathom Holdings Inc. and its consolidated subsidiaries unless otherwise specified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s consolidated financial statements and the related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, our MD&A set forth in our Form 10-K, and our consolidated financial statements and related notes set forth in our Form 10-K Statement. See Part II, Item 1A, “Risk Factors,” below, and “Cautionary Notice Regarding Forward-Looking Information,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All statements herein regarding the likely impact of COVID-19 constitute forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars in the text are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Unaudited Consolidated Financial Statements,” unless the context indicates otherwise. All amounts noted within the tables are in thousands and amounts and percentages are approximate due to rounding.

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

Fathom Realty Holdings, LLC, a Texas limited liability company (“Fathom Realty”), is a wholly owned subsidiary of Fathom Holdings Inc. that was formed on April 11, 2011 and is headquartered in Cary, North Carolina. Fathom Realty owns 100% of 28 subsidiaries, each an LLC representing the state in which the entity operates (e.g., Fathom Realty NJ, LLC).

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

Additionally, in March 2021, the Company completed its acquisitions of Red Barn Real Estate, LLC (“Red Barn”) and Naberly Inc. (“Naberly”). The acquisition of Red Barn, a real estate brokerage business, will help us to expand our reach in the Atlanta region real estate market. We believe the acquisition of Naberly will help to expand and further develop our proprietary intelliAgent platform and improve operational efficiency.

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

COVID-19 has materially and adversely affected businesses worldwide. While the Federal Reserve’s quantitative easing and lowering of interest rates could offset some of the negative impacts on housing demand, it is too early to determine whether the lower interest rates can overcome the current economic concerns and rising uncertainty. According to the NAR housing statistics, existing home sales saw a seasonal decrease of 3.7% in March 2021 from the previous month, but actually increased 12.3% in March 2021 compared to the previous year. We believe these trends were driven by declining mortgage rates, a decline in inventory, and an increasing demand for remote workspace, among other factors.

Despite the ongoing Pandemic, the Company’s transactions and base of agents increased during 2020 and during the first three months of 2021. However, while the Company believes it is well positioned in times of economic uncertainty, it is not able to estimate the effects of COVID-19 on its results of operations, financial condition, or liquidity for the year ending December 31, 2021 and beyond. If the Pandemic continues, it might have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations.

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

We had the following number of agents as of:

	March 31,
	2021	2020	Change
Agents	6,045	4,258	42%

Agent Equity Ownership

Effective January 1, 2019, agents can receive stock grants, which vest in three years based on continued affiliation with the Company, in two ways: 1) when the agent closes a sale of a property for the Company; and 2) when the agent refers another agent to join the Company. These stock grants are granted quarterly.

Reportable Segments

Historically, management has not made operating decisions nor assessed performance based on geographic locations. Rather, the chief operating decision maker makes operating decisions and assesses performance based on the services of identified operating segments. While management does consider real estate and brokerage services and affiliated services (e.g., title insurance) to be identified operating segments, the profits and losses and assets of the affiliated services segment are not material. The Company aggregates the identified operating segments for reporting purposes.

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

Cost of Revenue

Cost of revenue consists primarily of agent commissions, less fees paid to us by our agents, order fulfillment, share-based compensation for agents, and title searches. We expect cost of revenue to continue to rise in proportion to the expected increase in revenue.

Operating Expenses

General and Administrative

General and administrative expenses consist primarily of personnel costs, share-based compensation for employees, and fees for professional services. Professional services principally consist of external legal, audit, and tax services. In the short term, we expect general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and to meet the increased compliance requirements associated with our transition to, and operation as, a public company. However, in the long term, we anticipate general and administrative expenses as a percentage of revenue to decrease over time, if and as we are able to increase revenue.

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

Income Taxes

We have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred due to our uncertainty of realizing a benefit from those items. As of December 31, 2020, we had federal net operating loss carryforwards of $9.2 million and state net operating loss carryforwards of $4.5 million. Losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar state law provisions.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,		Change
	2021	2020	Dollars	Percentage

	(Unaudited)
Revenue	$49,645,489	$28,838,831	$20,806,658	72%

For the three months ended March 31, 2021, revenue increased by approximately $20.8 million or 72%, as compared with the three months ended March 31, 2020. This was primarily due to an increase in transaction volume from approximately 4,290 transactions for the three months ended March 31, 2020 to approximately 6,874 transactions for the three months ended March 31, 2021, and revenue generated from property settlement and title insurance. Our transaction volume increased primarily due to the growth in the number of agents contracted with us.

Cost of Revenue

	Three Months Ended March 31,		Change
	2021	2020	Dollars	Percentage

	(Unaudited)
Cost of revenue	$46,468,617	$26,781,363	$19,687,254	74%

For the three months ended March 31, 2021, cost of revenue increased by approximately $19.7 million, or 74%, as compared with the three months ended March 31, 2020. Cost of revenue primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs are generally correlated with recognized revenues. As such, the increase in cost of revenue compared to the same period in 2020 was primarily attributable to an increase in agent commissions paid due to higher transaction volume and rising home prices.

Operating Expenses

	Three Months Ended March 31,		Change
	2021	2020	Dollars	Percentage

	(Unaudited)
General and administrative	$6,223,783	$1,835,969	$4,387,814	239%
Marketing	402,163	230,433	171,730	75%
Total operating expenses	$6,625,946	$2,066,402	$4,559,544	221%

For the three months ended March 31, 2021, general and administrative expenses increased by approximately $4.4 million, or 239%, as compared with the three months ended March 31, 2020. The increase was primarily attributable to our growth and becoming a public company, including a $1.3 million increase in payroll salaries and benefits, a $1.0 million increase in professional fees, a $0.8 million increase in other general and administrative expenses, a $0.6 million increase in share-based compensation expense, a $0.3 million increase in insurance expenses, a $0.2 million increase in recruiting and training expenses, a $0.2 million increase in technology expenses, a $0.1 million increase in office expenses, and a $0.1 million increase in board of director expenses.

For the three months ended March 31, 2021, marketing expenses increased by approximately $0.2 million, or 75%, as compared with the three months ended March 31, 2020. The increase was primarily attributable to an increase in direct advertising costs.

Liquidity and Capital Resources

Capital Resources

			Change
	March 31, 2021	December 31, 2020	Dollars	Percentage

	(Unaudited)
Current assets	$28,610,493	$32,856,453	(4,245,960)	(13)%
Current liabilities	6,833,407	4,989,855	1,843,552	37%
Net working capital	$21,777,086	$27,866,598	(6,089,512)	(22)%

On August 4, 2020 the Company completed its IPO, which resulted in the issuance and sale of 3,430,000 shares of its common stock at a public offering price of $10.00 per share, generating net proceeds of $31.1 million after deducting underwriting discounts and other offering costs.

To date, our principal sources of liquidity have been the net proceeds we received through the IPO and, historically, private sales of our common stock, as well as proceeds from loans and operations. As of March 31, 2021, our available cash totaled $24.9 million, which represented a decrease of $3.7 million compared to the year ended December 31, 2020. As of March 31, 2021, we had net working capital of $21.8 million, which represented a decrease of $6.1 million compared to the year ended December 31, 2020. We anticipate that our existing balances of cash and cash equivalents and future expected cash flows generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months from the date of the issuance of the unaudited interim consolidated financial statements.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		Change
	2021	2020	Dollars	Percentage

	(Unaudited)
Net cash (used in) provided by operating activities	$(981,214)	$303,083	$(1,284,297)	(424)%
Net cash used in investing activities	$(2,665,526)	$(116,818)	$(2,548,708)	(2,182)%
Net cash (used in) provided by financing activities	$(4,320)	$78,768	$(83,088)	(105)%

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 consisted of a net loss of $3.4 million, non-cash charges of $1.0 million, including $0.9 million of share-based compensation expense, $0.1 million of bad debt, $0.1 million of gain on extinguishment of debt, and $0.1 million of depreciation and amortization and lease expense. Changes in assets and liabilities were primarily driven by a $0.6 million decrease in prepaid and other current assets, a $0.6 million increase in accounts payable due primarily to the increase in agent transaction volume, a $0.6 million increase in accrued liabilities, partially offset by a $0.2 million increase in agent annual fees receivable due primarily to an increase in the number of agents, and a $0.1 million decrease in escrow liabilities.

Net cash provided by operating activities for the three months ended March 31, 2020 consisted of a net loss of $42,771, offset by non-cash charges of $0.2 million, including $0.1 million of share-based compensation expense. Changes in assets and liabilities were primarily driven by a $0.9 million increase in accrued liabilities, $0.4 million increase in accounts payable, partially offset by a $0.6 million increase in agent annual fees receivable, and a $0.4 million increase in accounts receivable.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 consisted of $2.1 million for the purchase of a business and assets, net of cash acquired, $0.4 million for purchases of computers and equipment, and $0.1 million for purchase of capitalized software.

Net cash used in investing activities for the three months ended March 31, 2020 consisted of primarily $0.1 million in purchases of capitalized software as well as computers and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended March 31, 2021 consisted of principal payments on an outstanding loan.

Net cash provided by financing activities for the three months ended March 31, 2020 consisted of $0.1 million of proceeds from issuance of common stock offset by our principal payments on an outstanding loan.

NON-GAAP FINANCIAL MEASURE

To supplement our unaudited interim consolidated financial statements, which are prepared and presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we use Adjusted EBITDA, a non-GAAP financial measure, to understand and evaluate our core operating performance. This non-GAAP financial measure, which may be different than similarly titled measures used by other companies, is presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

We define the non-GAAP financial measure of Adjusted EBITDA as net loss, excluding other (income) expense, income tax expense, depreciation and amortization, and share-based compensation expense.

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to net loss, the closest comparable GAAP measure. Some of these limitations are that:

•	Adjusted EBITDA excludes share-based compensation expense related to restricted stock awards and stock options, which have been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy; and

◦	Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation and amortization of property and equipment and capitalized software costs, however, the assets being depreciated and amortized may have to be replaced in the future.

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2021	2020

	(Unaudited)
Net loss	$(3,399,718)	$(42,771)
Other (income) expense	(54,356)	32,837
Income tax expense	5,000	1,000
Depreciation & amortization	102,359	19,275
Restricted stock award compensation expense	828,895	103,158
Stock option compensation expense	41,180	21,563
Adjusted EBITDA	$(2,476,640)	$135,062

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

Revenue Recognition

We apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), and all related appropriate guidance. We recognize revenue under the core principle to depict the transfer of control to our customers in an amount reflecting the consideration to which we expect to be entitled. In order to achieve that core principle, we apply the following five step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when a performance obligation is satisfied.

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

Business Combinations

The Company accounts for its business combinations under the provisions of Accounting Standards Codification Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. For transactions that are business combinations, the Company evaluates the existence of goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The estimated fair values reflected in the purchase accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements. For the business combination completed during the three-month period ended, March 31, 2021, the estimated fair value of identifiable intangible assets, primarily consisting of agent relationships, was determined using a multi-period excess earnings method. The most significant assumptions under the multi-period excess earnings method include the estimated remaining useful life, expected future revenue, annual agent revenue attrition, costs to develop new agents, charges for contributory assets, tax rate, discount rate and tax amortization benefit. Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of Management, and such variations may be significant to estimated values.

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed are based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates and the number of years on which to base the cash flow projections, as well as other assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates based on the risk inherent in the acquired assets, specific risks, industry beta and capital structure of guideline companies. The valuation of an acquired business is based on available information at the acquisition date and assumptions that are believed to be reasonable. However, a change in facts and circumstances as of the acquisition date can result in subsequent adjustments during the measurement period, but no later than one year from the acquisition date.

Asset Acquisitions

The Company follows the guidance in ASC 805, Business Combinations, for determining the appropriate accounting treatment for acquisitions. ASU No. 2017-01, Clarifying the Definition of a Business, provides an initial fair value screen to determine if substantially all of the fair value of the assets acquired is concentrated in a single asset or group of similar assets. If the initial screening test is not met, the set is considered a business based on whether there are inputs and substantive processes in place. Based on the results of this analysis and conclusion on an acquisition’s classification of a business combination or an asset acquisition, the accounting treatment is derived.

If the acquisition is deemed to be a business, the acquisition method of accounting is applied. Identifiable assets acquired and liabilities assumed at the acquisition date are recorded at fair value. If the transaction is deemed to be an asset purchase, the cost accumulation and allocation model is used whereby the assets and liabilities are recorded based on the purchase price and allocated to the individual assets and liabilities based on relative fair values.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. Goodwill is assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill for the three months ended March 31, 2021.

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

JOBS Act Transition Period

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 (the “Securities Act”) for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, and our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on the evaluation conducted, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weaknesses discussed below.

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

We have begun implementing a remediation plan to address the previously reported material weaknesses identified by hiring additional qualified accounting and financial reporting personnel, and further evolving our accounting processes and systems. We also continue to utilize an accounting and financial reporting advisory firm with significant experience with publicly held companies to assist our management in evaluating significant transactions and conclusions reached regarding technical accounting matters and financial reporting disclosures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various legal actions incidental to our business. As of the date of this report, we are not involved in any legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors that we have previously disclosed in our most recent Annual Report on Form 10-K. The risks described in our Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2021, we issued a total of 26,644 shares of Company common stock in connection with the acquisition of one company to certain former membership interest holders of the acquired company.

The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above securities was exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in the transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed upon the securities issued. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuance of these securities was made without any general solicitation or advertising.

Item 6. Exhibits

Exhibit Number	Description
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2021 and 2020; (iii) Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2021 and 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2021 and 2020; and (v) Notes to Unaudited Financial Statements.

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

FATHOM HOLDINGS INC.

Date: May 14, 2021	By:	/s/ Marco Fregenal
Marco Fregenal
President and Chief Financial Officer (Principal Financial and Accounting Officer)