Form 10-Q
period 2021-06-30
Fathom Holdings Inc.
filed 2021-08-12
CIK 1753162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Securities registered pursuant to Section 12 (g) of the Exchange Act: None

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

As of August 6, 2021, the registrant had 14,796,102 shares common stock outstanding.

FATHOM HOLDINGS INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2021

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$12,830,663	$28,577,396
Restricted cash	3,530,244	984,238
Accounts receivable	4,099,379	1,595,444
Derivative assets	47,475	—
Mortgage loans held for sale, at fair value	9,586,314	—
Prepaid and other current assets	963,875	1,699,375
Total current assets	31,057,950	32,856,453
Property and equipment, net	973,500	154,599
Lease right of use assets	4,724,773	437,421
Intangible assets, net	22,731,288	922,147
Goodwill	20,447,286	799,058
Other assets	66,042	55,301
Total assets	$80,000,839	$35,224,979
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,610,026	$2,596,206
Accrued liabilities	4,496,327	1,063,889
Escrow liabilities	3,476,509	933,336
Derivative liabilities	18,848	—
Warehouse lines of credit	9,361,428	—
Long-term debt - current portion	603,446	256,324
Lease liability - current portion	1,935,925	140,100
Total current liabilities	24,502,509	4,989,855
Long-term debt, net of current portion	356,841	282,950
Lease liability, net of current portion	2,868,615	301,429
Deferred tax liabilities	657,777	—
Total liabilities	28,385,742	5,574,234
Commitments and contingencies (Note 18)
Stockholders' equity:
Common stock, no par value, 100,000,000 authorized and 14,744,539 and 13,830,351 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Treasury Stock, at cost, 5,683 shares as of June 30, 2021 and December 31, 2020	(30,000)	(30,000)
Additional paid-in capital	64,624,400	37,168,896
Accumulated deficit	(12,979,303)	(7,488,151)
Total stockholders' equity	51,615,097	29,650,745
Total liabilities and stockholders' equity	$80,000,839	$35,224,979

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue
Gross commission income	$80,246,356	$38,688,744	$129,402,060	$67,527,575
Other service revenue	3,936,598	—	4,426,383	—
Total revenue	84,182,954	38,688,744	133,828,443	67,527,575
Operating expenses
Commission and other agent-related costs	76,729,401	36,356,779	123,129,642	63,044,034
Operations and support	1,683,375	—	1,751,751	—
General and administrative	9,387,237	1,964,781	15,508,661	3,875,582
Marketing	378,437	138,231	780,600	368,664
Depreciation and amortization	744,521	44,496	846,880	63,771
Total operating expenses	88,922,971	38,504,287	142,017,534	67,352,051
(Loss) income from operations	(4,740,017)	184,457	(8,189,091)	175,524
Other (income) expense, net
Gain on the extinguishment of debt	—	—	(50,936)	—
Interest (income) expense, net	(1,064)	32,659	248	65,497
Other income, net	(32,594)	(10,000)	(37,326)	(10,000)
Other (income) expense, net	(33,658)	22,659	(88,014)	55,497
(Loss) income from operations before income taxes	(4,706,359)	161,798	(8,101,077)	120,027
Income tax benefit (expense)	2,614,925	(1,000)	2,609,925	(2,000)
Net (loss) income	$(2,091,434)	$160,798	$(5,491,152)	$118,027
Net (loss) income per share
Basic	$(0.15)	$0.02	$(0.40)	$0.01
Diluted	$(0.15)	$0.02	$(0.40)	$0.01
Weighted average common shares outstanding
Basic	14,048,136	9,996,775	13,750,775	9,996,939
Diluted	14,048,136	10,030,025	13,750,775	10,016,269

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Treasury Stock
					Additional
		Par			Paid in	Accumulated
	Shares	Value	Shares	Amount	Capital	deficit	Total
Balance at March 31, 2021	13,979,556	$—	5,683	$(30,000)	$39,211,307	$(10,887,869)	$28,293,438
Issuance of common stock for purchase of businesses	750,736	—	—	—	24,139,639	—	24,139,639
Issuance of common stock pursuant to exercise of stock options	16,972	—	—	—	80,000	—	80,000
Share-based compensation, net of forfeitures	(2,725)	—	—	—	1,193,454	—	1,193,454
Net loss	—	—	—	—	—	(2,091,434)	(2,091,434)
Balance at June 30, 2021	14,744,539	$—	5,683	$(30,000)	$64,624,400	$(12,979,303)	$51,615,097

	Common Stock		Treasury Stock
					Additional
		Par			Paid in	Accumulated
	Shares	Value	Shares	Amount	Capital	deficit	Total
Balance at March 31, 2020	10,223,168	$—	—	$—	$5,196,117	$(6,190,338)	$(994,221)
Purchase of treasury stock	(5,683)	—	5,683	(30,000)	—	—	(30,000)
Share-based compensation, net of forfeitures	(6,914)	—	—	—	100,493	—	100,493
Net loss	—	—	—	—	—	160,798	160,798
Balance at June 30, 2020	10,210,571	$—	5,683	$(30,000)	$5,296,610	$(6,029,540)	$(762,930)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

	Common Stock		Treasury Stock
					Additional
		Par			Paid in	Accumulated
	Shares	Value	Shares	Amount	Capital	deficit	Total
Balance at December 31, 2020	13,830,351	$—	5,683	$(30,000)	$37,168,896	$(7,488,151)	$29,650,745
Issuance of common stock for purchase of business	777,380	—	—	—	25,311,975	—	25,311,975
Issuance of common stock pursuant to exercise of stock options	16,972	—	—	—	80,000	—	80,000
Share-based compensation, net of forfeitures	119,836	—	—	—	2,063,529	—	2,063,529
Net loss	—	—	—	—	—	(5,491,152)	(5,491,152)
Balance at June 30, 2021	14,744,539	$—	5,683	$(30,000)	$64,624,400	$(12,979,303)	$51,615,097

	Common Stock		Treasury Stock
					Additional
		Par			Paid in	Accumulated
	Shares	Value	Shares	Amount	Capital	deficit	Total
Balance at December 31, 2019	10,211,658	$—	—	$—	$4,988,382	$(6,147,567)	$(1,159,185)
Issuance of common stock	15,726	—	—	—	83,014	—	83,014
Purchase of treasury stock	(5,683)	—	5,683	(30,000)	—	—	(30,000)
Share-based compensation, net of forfeitures	(11,130)	—	—	—	225,214	—	225,214
Net loss	—	—	—	—	—	118,027	118,027
Balance at June 30, 2020	10,210,571	$—	5,683	$(30,000)	$5,296,610	$(6,029,540)	$(762,930)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,491,152)	$118,027
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	846,880	63,771
Gain on the extinguishment of debt	(50,936)	—
Gain on sale of mortgages	(1,332,813)	—
Share-based compensation	2,063,529	225,214
Deferred income taxes	(2,649,925)	—
Bad debt expense	76,975	99,656
Other non-cash	29,150	—
Change in operating assets and liabilities:
Accounts receivable	(1,372,366)	(899,178)
Proceeds from sale and principal payments on mortgage loans held for sale	42,338,436	—
Originations and purchases of mortgage loans held for sale	(42,444,742)	—
Derivative assets	42,194	—
Prepaid and other assets	610,716	(500,232)
Accounts payable	981,086	856,099
Accrued liabilities	1,316,807	684,600
Escrow liabilities	2,385,505	—
Derivative liabilities	(101,152)	—
Operating lease assets	274,601	51,639
Operating lease liabilities	(212,129)	(50,563)
Other assets	(3,242)	514
Net cash (used in) provided by operating activities	(2,692,578)	649,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(475,605)	(9,369)
Amounts paid for business and asset acquisitions, net of cash acquired	(11,013,923)	—
Purchase of intangible assets	(494,567)	(227,400)
Net cash used in investing activities	(11,984,095)	(236,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(7,211)	(8,511)
Proceeds from the issuance of common stock	80,000	83,014
Purchase of treasury stock	—	(30,000)
Net borrowings on warehouse lines of credit	1,403,157	—
Proceeds from note payable	—	453,581
Net cash provided by financing activities	1,475,946	498,084

Net (decrease) increase in cash, cash equivalents, and restricted cash	(13,200,727)	910,862
Cash, cash equivalents, and restricted cash at beginning of period	29,561,634	579,416
Cash, cash equivalents, and restricted cash at end of period	$16,360,907	$1,490,278

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$4,448	$65,560
Income taxes paid	$—	$2,261
Amounts due to sellers	$1,816,346	$—
Right of use assets obtained in exchange for lease liabilities	$1,839,079	$—
Issuance of common stock for the purchase of business	$25,311,975	$—
Extinguishment of Paycheck Protection Program Loan	$50,600	$—
Loan receivable forgiven and used as purchase consideration	$165,000	$—

Reconciliation of cash and restricted cash
Cash and cash equivalents	$12,830,663	$1,490,278
Restricted cash	3,530,244	—
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$16,360,907	$1,490,278

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Nature of Operations

Fathom Holdings Inc. (“Fathom”, “Fathom Holdings,” and collectively with its consolidated subsidiaries and affiliates, the “Company”) is a national, technology-driven, real estate services platform integrating residential brokerage, mortgage, title, insurance and software as a service (“SaaS”) offerings to brokerages and agents leveraging our proprietary cloud-based software called intelliAgent.

During the six months ended June 30, 2021, Fathom significantly grew its agent network, expanded its technology offerings, and entered into the residential mortgage lending and home and other insurance businesses via completing four business combinations and an asset acquisition.

On March 1, 2021, the Company acquired the real estate brokerage business of Red Barn Real Estate, LLC (“Red Barn”), a growing Atlanta metro area brokerage with approximately 230 agents. On June 30, 2021, the Company acquired the real estate brokerage business of Epic Realty, LLC (“Epic”), a growing regional brokerage based in greater Boise, Idaho, with approximately 350 agents.

Also, on March 1, 2021 the Company acquired the technology platform of Naberly Inc. (“Naberly”) to reduce the Company’s reliance on third-party technology providers and offer more robust technology to agents to help them grow their businesses. On April 20, 2021, the Company acquired LiveBy, Inc. (“LiveBy”), a SaaS business with a technology platform that offers competitive, hyper-local tools for real estate professionals.

On April 16, 2021, the Company acquired E4:9 Holdings, Inc. (“E4:9”), a holding company with three operating subsidiaries, Encompass Lending Group (“Encompass”) (mortgage), Dagley Insurance Agency (home and other insurance) and Real Results (lead generation). These companies are expected to provide agents and associates with new opportunities to grow their businesses, while giving consumers a one-stop-shop for all of their housing needs.

The Company’s brands include Fathom Realty, Dagley Insurance, Encompass Lending, intelliAgent, Real Results, and Verus Title.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation — The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Security and Exchange Commission (“SEC”) on March 24, 2021. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The unaudited interim consolidated financial statements include the accounts of Fathom Holdings’ wholly owned subsidiaries. All transactions and accounts between and among its subsidiaries have been eliminated. All adjustments and disclosures necessary for a fair presentation of these unaudited interim consolidated financial statements have been included.

Certain Significant Risks and Business Uncertainties — The Company is subject to the risks and challenges associated with companies at a similar stage of development. These include dependence on key individuals, successful development and marketing of its offerings, and competition with larger companies with greater financial, technical, and marketing resources. Furthermore, during the period required to achieve substantially higher revenue in order to become consistently profitable, the Company may require additional funds that might not be readily available or might not be on terms that are acceptable to the Company. See “COVID-19 Risks, Impacts and Uncertainties” below, and “Risk Factors” in Part II, Item 1A of this report for further detail regarding the risks the Company faces.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated a net loss of approximately $5.5 million for the six months ended June 30, 2021 and only generated net income of $0.1 million for the six months ended June 30, 2020. The Company had cash and cash equivalents of $12.8 million and $28.6 million as of June 30, 2021 and December 31, 2020, respectively. Additionally, the Company anticipates further expenditures associated with the process of integrating acquisitions and expanding its business. Management believes that existing cash along with its planned budget, which includes continued increases in the number of our agents and transactions at rates consistent with historical growth, and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of the unaudited interim consolidated financial statements.

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

We are subject to the risks arising from COVID-19 including its social and economic impacts on the residential real estate industry in the United States. Our management believes that these social and economic impacts, which to date have included but not been limited to the following, could have a significant impact on the Company’s future financial condition, liquidity, and results of operations: (i) restrictions on in-person activities associated with residential real estate transactions arising from shelter-in-place, or similar isolation orders; (ii) decline in consumer demand for in-person interactions and physical home tours; and (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individual investment portfolios, and more stringent mortgage financing conditions.

Given the daily evolution of COVID-19 and the global responses to curb its spread, the Company is not able to estimate the effects of COVID-19, including specifically the Delta variant and/or other variants, on its results of operations, financial condition, or liquidity for the year ending December 31, 2021 or beyond. If COVID-19 continues, it may have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations.

Use of Estimates — The preparation of the unaudited interim consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to income taxes, deferred tax asset valuation allowances, share-based compensation, goodwill, estimated lives of intangible assets, and intangible asset impairment. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company might differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Business Combinations — The Company accounts for its business combinations under the provisions of ASC Topic 805-10, Business Combinations (“ASC 805-10”), which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. For transactions that are business combinations, the Company evaluates the existence of goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, is determined using established valuation techniques. A fair value measurement is determined as the price received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of acquisition accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The estimated fair values reflected in the acquisition accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements. For the business combinations completed during the six-month period ended June 30, 2021, the estimated fair value of identifiable intangible assets, primarily consisting of agent relationships, tradenames, customer relationships, know-how and technology, was determined using the relief-from royalty and multi-period excess earnings methods. The most significant assumptions include the estimated remaining useful life, expected future revenue, annual agent revenue attrition, costs to develop new agents, charges for contributory assets, tax rate, discount rate and tax amortization benefit. The most significant variables in these valuations are discount rates and the number of years on which to base the cash flow projections, as well as other assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates based on the risk inherent in the acquired assets, specific risks, industry beta and capital structure of guideline companies. Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of Management, and such variations may be significant to estimated values.

The Company includes the results of operations from the acquisition date in the financial statements for all businesses acquired.

Asset Acquisitions — The Company follows the guidance in ASC 805-10 for determining the appropriate accounting treatment for asset acquisitions. ASU No. 2017-01, Clarifying the Definition of a Business, provides an initial fair value screen to determine if substantially all of the fair value of the assets acquired is concentrated in a single asset or group of similar assets. If the initial screening test is not met, the set is considered a business based on whether there are inputs and substantive processes in place. Based on the results of this analysis and conclusion on an acquisition’s classification of a business combination or an asset acquisition, the accounting treatment is derived.

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

Mortgage Loans Held for Sale —Mortgage loans held for sale are carried at fair value under the fair value option with changes in fair value recorded in other service revenue on the statements of operations. The fair value of mortgage loans held for sale is typically calculated using observable market information including pricing from actual market transactions, purchaser commitment prices, or broker quotations. The fair value of mortgage loans held for sale covered by purchaser commitments is generally based on commitment prices. The fair value of mortgage loans held for sale not committed to an purchaser is generally based on current delivery pricing using best execution pricing.

Intangible Assets, Net — Intangible Assets, net is comprised of definite-lived intangibles and capitalized internal use software.

Definitive-lived intangibles: The Company’s definite-lived intangible assets primarily consist of trade names, agent relationships, customer relationships, know-how and technology acquired as part of the Company’s business acquisitions. For definite-lived intangible assets,whenever impairment indicators are present, the Company performs a review for impairment. The Company calculates the undiscounted value of the projected cash flows associated with the asset, or asset group, and compares this estimated amount to the carrying amount. If the carrying amount is found to be greater, the Company will record an impairment loss for the excess of book value over the fair value. In addition, in all cases of an impairment review, the Company will reevaluate the remaining useful lives of the assets and modify them, as appropriate. Currently, trade names, agent relationships, customer relationships, know-how and software development have a useful life estimated at ten years, seven years, eight years, five years and five years, respectively.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capitalized internal use software: The Company’s capitalized internal use software consists of internally developed software and developed software acquired pursuant to acquisitions. Costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, direct internal and external costs relating to upgrades or enhancements that meet the capitalization criteria are capitalized in intangible assets, net and amortized on a straight-line basis over their estimated useful lives. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the websites (or software) that result in added functionality, in which case the costs are capitalized as well.

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

Goodwill - Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in six reporting units and evaluates the goodwill for the Company as a whole at the reporting unit level. Goodwill is assessed during the fourth quarter of each fiscal year for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill during the three or six months ended June 30, 2021.

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

The Company generates revenue from real estate brokerage services which consists of commissions generated from real estate transactions, which the Company classifies as gross commission income.The Company also generates revenues through mortgage lending, SaaS solutions, as well as title and insurance services, which the Company classifies as other service revenue.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenues from real estate brokerage services

The Company’s real estate brokerage services revenue substantially consists of commissions generated from real estate brokerage services. The Company is contractually obligated to provide for the fulfillment of transfers of real estate between buyers and sellers. The Company provides these services itself and controls the services of its agents necessary to legally transfer the real estate. Correspondingly, the Company is defined as the principal. The Company, as principal, satisfies its obligation upon the closing of a real estate transaction. The Company has concluded that agents are not employees of the Company, rather deemed to be independent contractors. Upon satisfaction of its obligation, the Company recognizes revenue in the gross amount of consideration it is entitled to receive. The transaction price is calculated by applying the Company’s portion of the agreed-upon commission rate to the property’s selling price. The Company may provide services to the buyer, seller, or both parties to a transaction. When the Company provides services to the seller in a transaction, it recognizes revenue for its portion of the commission, which is calculated as the sales price multiplied by the commission rate less the commission separately distributed to the buyer’s agent, or the “sell” side portion of the commission. When the Company provides services to the buyer in a transaction, the Company recognizes revenue in an amount equal to the sales price for the property multiplied by the commission rate for the “buy” side of the transaction. In instances in which the Company represents both the buyer and the seller in a transaction, it recognizes the full commission on the transaction. Commissions revenue contains a single performance obligation that is satisfied upon the closing of a real estate transaction, at which point the entire transaction price is earned. The Company’s customers remit payment for the Company’s services to the title company or attorney closing the sale of property at the time of closing. The Company receives payment upon close of property or within days of the closing of a transaction. The Company is not entitled to any commission until the performance obligation is satisfied and is not owed any commission for unsuccessful transactions, even if services have been provided.

Revenues from mortgage lending services

The revenue streams for the Company’s mortgage lending services business are primarily comprised of gains and losses from loans sold, and origination and other fees. The majority of these revenue streams are exempted from ASC 606. Origination and other fees are not specifically separable from actual mortgage loans.

The gain on sale of mortgage loans represents the difference between the net sales proceeds and the carrying value of the mortgage loans sold, including the servicing rights release premiums and is recorded in the statement of operations in other service revenue. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

Servicing rights release premiums represent revenues earned when the risk and rewards of ownership of servicing rights are transferred to third parties. Mortgage servicing rights (“MSRs”) represent the obligations to administer, collect the payments for the reduction of principal and application of interest, pay taxes and insurance, remit collected payments, provide foreclosure services, provide full escrow administration and any other obligations required by an owner of the mortgage loans, together with the right to receive the servicing fee income and any ancillary income arising from or connected to the mortgage loans.

Retail origination fees are principally revenues earned from loan originations. Direct loan origination costs and expenses associated with the loans are charged to expenses when the loans are sold. Interest income is interest earned on originated loans prior to the sale of the asset.

Revenues from SaaS solutions

The Company generates revenue from subscription and services related to the use of the LiveBy platform. The SaaS contracts are generally annual contracts paid monthly in advance of service and cancellable upon 30 days’ notice after the first year. The Company’s subscription arrangements do not provide customers with the right to take possession of the software supporting the platform. Subscription revenue, which includes support, is recognized on a straight-line basis over the non-cancellable contractual term of the arrangement, generally beginning on the date that the Company’s service is made available to the customer, and recorded as other service revenue in the statement of operations.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenues from insurance agency services

The revenue streams for the Company’s insurance agency services business are primarily comprised of new and renewal commissions paid by insurance carriers. The transaction price is set as the estimated commissions to be received over the term of the policy based upon an estimate of premiums placed, policy changes and cancellations, net of restraint. The commissions are earned at the effective date of the associated policies when control of the policy transfers to the client.

The Company is also eligible for certain contingent commissions from insurers based on the attainment of specific metrics (i.e., volume growth, loss ratios) related to underlying polices placed. Revenue for contingent commissions is estimated based on historical and current evidence of achievement towards each insurer’s annual respective metrics and is recorded as the underlying policies that contribute to the achievement are placed. Due to the uncertainty of the amount of contingent consideration that will be received, the estimated revenue is constrained to an amount that is probable to not have a significant negative adjustment. Contingent consideration is generally received in the first quarter of the subsequent year.

Revenues from title services

The Company’s title services revenue includes fees charged for title search and examination, property settlement and title insurance services provided in association with property acquisitions and refinance transactions. The Company provides the title search and property settlement services ourselves and controls the services before they are transferred to our customers since the Company is primarily responsible for fulfilling the promise and also has full discretion in establishing the price for the settlement services (except in states where fees are set statutorily). As such, the Company is defined as the principal. As principal, the Company satisfies our obligation upon the closing of a real estate transaction. Upon satisfaction of our obligation, the Company recognizes revenue in the gross amount of consideration the Company is entitled to receive. The transaction price for title and property settlement services is determined by the fixed fees the Company charges for our services. The Company provides services to the buyers and sellers involved in the purchase transaction, as well as to the borrower in a refinance transaction. Title and property settlement revenue contains a single performance obligation that is satisfied upon the closing of a real estate transaction, at which point the entire transaction price is earned. The Company is not entitled to any title and property settlement revenue until the performance obligation is satisfied and is not owed any consideration for unsuccessful transactions, even if services have been provided.

For title insurance services, we work in conjunction with insurance underwriters to perform these services, obtain the insurance policy premiums associated with title insurance on behalf of customers and remit the policy premium to the insurance underwriters. Since the insurance underwriter is ultimately providing the insurance policy to the borrower, the Company is not responsible for fulfilling the promise to provide the insurance. Additionally, the Company does not have discretion in dictating the price for the insurance policy, which is set by each jurisdiction and is either filed by insurance underwriters or set by the state insurance commissioners. Therefore, the Company does not control the specified service provided by the insurance underwriter. As such, in these circumstances, the Company acts as an agent. As the agent, the Company satisfies our obligation upon the closing of a real estate transaction. Upon satisfaction of our obligation, the Company recognizes revenue in the net amount of consideration the Company is entitled to receive, which is our fee for brokering the insurance policy less any consideration paid to the insurance underwriters. The transaction price for title insurance services is fixed, based on statutory rates depending on the jurisdiction. The Company negotiates with insurance underwriters the percentage they receive, and the rest is recognized as revenue. Title insurance revenue contains a single performance obligation that is satisfied upon the closing of a real estate transaction, at which point the entire transaction price is earned. The Company is not entitled to any title insurance revenue until the performance obligation is satisfied and is not owed any consideration for unsuccessful transactions, even if services have been provided.

Derivative financial instruments — The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (“interest rate lock commitments”). Interest rate lock commitments on loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees from potential borrowers, are recorded at fair value in derivative assets and liabilities, with changes in fair value recorded in the statement of operations in other service revenue. Fair value is based upon changes in the fair value of the underlying mortgages, estimated to be realized upon sale into the secondary market. Fair value estimates take into account interest rate lock commitments not expected to be exercised by customers, commonly referred to as fall out.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company manages the interest rate risk associated with its outstanding interest rate lock commitments and loans held for sale by entering into derivative loan instruments such as forward loan commitments, mandatory delivery commitments, options and future contracts, whereby the Company maintains the right to deliver residential loans to purchasers in the future at a specified yield. Fair value is based upon estimated amounts that the Company would receive or pay to terminate the commitment at the reporting date. The Company takes into account various factors and strategies in determining the portion of the mortgage pipeline it wants to economically hedge. Management expects the derivatives used to manage interest rate risk will experience changes in fair value opposite to changes in the fair value of the derivative loan commitments and loans held for sale, thereby reducing earnings volatility.

Reclassifications — Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation with no effect on the previously reported net (loss) income or stockholders’ equity. Subsequent to the acquisitions of LiveBy and E4:9, the Company made a change to its segment reporting structure as more fully described in Note 17. This resulted in new line items on the consolidated statement of operations for the following:

●	Gross commission income is comprised of revenues from the Real Estate Brokerage segment which were previously recorded in revenue
●	Other service revenue is comprised of revenues not included in the Real Estate Brokerage segment which were previously recorded in revenue
●	Commission and other agent-related costs is comprised of the direct costs to fulfill the services from the Real Estate Brokerage segment which were previously recorded in cost of revenue
●	Operations and support are comprised of the direct costs to fulfill the services not included in the Real Estate Brokerage segment which were previously recorded in cost of revenue
●	Depreciation and amortization represent the depreciation charged on the Company’s fixed assets and intangible assets which were previously recorded in general and administrative expenses.

Recently Implemented Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes”. The provisions of ASU 2019-12 include eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance is effective for the reporting period beginning after December 15, 2020, and the interim periods therein. The Company adopted this standard effective January 1, 2021 and the application of ASU 2019-12 did not have a material impact on the Company's condensed consolidated financial statements.

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

Note 3. Acquisitions

Acquisition of Red Barn

On March 1, 2021, the Company completed the acquisition of Red Barn, in a transaction deemed immaterial to the Company. The Red Barn acquisition was accounted for as a business combination using the acquisition method of accounting. Due to the timing of the acquisition, the valuation of net assets acquired has not been finalized and is expected to be completed by the end of September 2021, and in any case, no later than one year from the acquisition date in accordance with GAAP.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Naberly

On March 1, 2021 the Company acquired substantially all of the assets of Naberly for cash consideration of $2,665,000. Based on the Company’s preliminary estimation of the fair value of the assets acquired, the Naberly acquisition was accounted for as an asset acquisition. The total acquisition cost, including transaction costs of approximately $95,000, was $2,760,000 and was recorded as software intangible assets.

During the year ended December 31, 2020, in connection with, and in advance of the closing under the asset purchase agreement to acquire the assets of Naberly, the Company issued to Naberly, an unsecured loan (the “Loan”) in the principal amount of up to $165,000 with an interest rate of two percent (2%) per annum, compounded annually, and a maturity date of February 28, 2021. The outstanding principal balance of the Loan was forgiven in connection with the closing of the acquisition and was accounted for as part of the purchase consideration transferred to Naberly.

Acquisition of E4:9

On April 16, 2021 the Company purchased 100% of outstanding capital stock of E4:9. The Company accounted for the E4:9 acquisition as a business combination. The purchase price consisted of $9,824,509 cash consideration and $16,633,713 common stock consideration for a total purchase price of $26,458,222. The aggregate purchase price exceeded the fair value of the net tangible and intangible assets acquired, and accordingly the Company recorded goodwill of approximately $14,418,437.

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$2,843,379
Accounts receivable	957,669
Mortgage loans held for sale	8,147,195
Derivative assets	89,669
Prepaid and other current assets	121,837
Property & equipment	355,887
Intangible assets	11,780,000
Lease right of use assets	1,498,085
Other long-term assets	7,499
Total identifiable assets acquired	25,801,220

Accounts payable and accrued liabilities	937,766
Escrow liabilities	74,890
Derivative liabilities	120,000
Warehouse lines of credit	7,958,271
Notes payable	485,600
Lease liability, current portion	337,339
Lease liability, net of current portion	1,160,746
Deferred tax liabilities	2,686,823
Total liabilities assumed	13,761,435
Total identifiable net assets	12,039,785
Goodwill	14,418,437
Net assets acquired	$26,458,222

The Company recognized approximately $289,000 of acquisition related costs that were expensed in the three and six months ended June 30, 2021 and are included in general and administrative expenses.

Goodwill of approximately $7.4 million and $7.0 million was assigned to the Company’s Mortgage and Other services reporting units, respectively, and is attributable primarily to our assembled workforce and the anticipated future economic benefits of the vertical integration of E4:9’s mortgage lending and insurance product offerings available to our real estate agents. None of the goodwill is expected to be deductible for income tax purposes.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value associated with identifiable intangible assets was $11,780,000, comprised of customer relationships of $6,160,000, tradenames of $5,190,000 and know-how of $430,000. Customer relationships is being amortized on an accelerated basis over a useful life of 8 years. Tradenames and know-how are amortized on a straight-line basis over 10 years and 5 years, respectively.

Due to the timing of the acquisition, the valuation of net assets acquired has not been finalized and is expected to be completed by the end of December 2021, and in any case, no later than one year from the acquisition date in accordance with GAAP.

The Company’s condensed consolidated financial statements for the three and six months ended June 30, 2021 include the results of operations of E4:9 since the closing on April 16, 2021 during which period E4:9 contributed approximately $2,873,000 and $1,166,000 of revenues and net loss, respectively.

Acquisition of LiveBy

On April 20, 2021 the Company purchased 100% of outstanding capital stock of LiveBy. The Company accounted for the LiveBy acquisition as a business combination. The purchase price consisted of $3,376,284 cash consideration and $5,604,467 common stock consideration for a total purchase price of $8,980,751. The aggregate purchase price exceeded the fair value of the net tangible and intangible assets acquired, and accordingly the Company recorded goodwill of approximately $4,192,667.

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$516,082
Accounts receivable	138,459
Intangible assets	4,920,000
Prepaid and other current assets	1,671
Total identifiable assets acquired	5,576,212

Deferred tax liabilities	620,879
Accounts payable and accrued liabilities	167,249
Total liabilities assumed	788,128
Total identifiable net assets	4,788,084
Goodwill	4,192,667
Net assets acquired	$8,980,751

The Company recognized approximately $231,000 of acquisition related costs that were expensed in the three and six months ended June 30, 2021 and are included in general and administrative expenses.

Goodwill was assigned to the technology reporting unit and is attributable primarily to our assembled workforce and the anticipated future economic benefits to the Company’s agents through technology product offerings. None of the goodwill is expected to be deductible for income tax purposes.

Due to the timing of the acquisition, the valuation of net assets acquired has not been finalized and is expected to be completed by the end of December 2021, and in any case, no later than one year from the acquisition date in accordance with GAAP.

The Company’s consolidated financial statements for the three and six months ended June 30, 2021 include the results of operations of LiveBy since the closing on April 20, 2021 during which period LiveBy contributed approximately $455,000 and $140,000 of revenues and net loss, respectively.

Acquisition of Epic Realty

On June 30, 2021, the Company completed the acquisition of Epic Realty (“Epic”) in a transaction deemed immaterial to the Company. The Epic acquisition was accounted for as a business combination using the acquisition method of accounting. Due to the timing of the acquisition, the valuation of net assets acquired has not been finalized and is expected to be completed by the end of December 2021, and in any case, no later than one year from the acquisition date in accordance with GAAP.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Pro Forma Financial Information

On an unaudited pro forma basis, the revenues and net loss of the Company assuming the acquisitions of E4:9 and LiveBy occurred on January 1, 2020, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition happened on January 1, 2020, nor is the financial information indicative of the results of future operations. The pro forma financial information includes the estimated amortization expense based on the fair value and estimated useful lives of intangible assets as part of the acquisitions of E4:9 and LiveBy.

	Six months ended June 30,
	2021	2020
Revenue	$139,341,692	$74,814,491
Net loss	$(9,242,236)	$(562,883)
Net loss per share (basic)	$(0.64)	$(0.05)

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following at the dates indicated:

	June 30, 2021	December 31, 2020

Vehicles	$—	$119,324
Computers and equipment	391,402	138,842
Furniture and fixtures	593,691	44,330
Leasehold improvements	110,224	3,402
Total property and equipment	1,095,317	305,898
Accumulated depreciation	(121,817)	(151,299)
Total property and equipment, net	$973,500	$154,599

Depreciation expense for property and equipment was approximately $44,000 and $8,000 for the three months ended June 30, 2021 and 2020, respectively, and $61,000 and $16,000 for the six months ended June 30, 2021 and 2020, respectively.

Note 5. Intangible Assets, Net

Intangible assets, net consisted of the following at the dates indicated:

	June 30, 2021
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Trade names	$6,326,000	$(138,017)	$6,187,983
Software development	6,075,815	(488,718)	5,587,097
Customer relationships	8,180,000	(263,731)	7,916,269
Agent relationships	2,670,000	(42,143)	2,627,857
Know-how	430,000	(17,918)	412,082
	$23,681,815	$(950,526)	$22,731,288

	December 31, 2020
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Trade names	$166,000	$(1,383)	$164,617
Software development	921,248	(163,718)	757,530
	$1,087,248	$(165,101)	$922,147

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021, the estimated future amortization expense for definite-lived intangible assets was:

Years Ended December 31,
2021 (remaining)	$1,769,815
2022	3,488,306
2023	3,388,058
2024	3,279,933
2025	3,021,909
Thereafter	7,783,267
Total	$22,731,288

Amortization expense was approximately $700,000 and $37,000 for the three months ended June 30, 2021 and 2020, respectively and $785,000 and $48,000 for the six months ended June 30, 2021 and 2020, respectively.

Note 6. Goodwill

The Company recorded goodwill in connection with the acquisition of Verus which closed in November 2020 and in connection with the acquisitions of Red Barn, E4:9, LiveBy and Epic which closed in 2021. These acquisitions have been accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the total purchase price to the tangible and identifiable intangible assets acquired, and assumed liabilities based on their estimated fair values as of the acquisition date, as determined by management. The excess of the purchase price over the aggregate fair values of the identifiable assets was recorded as goodwill.

The changes in the carrying value of goodwill by segment as of June 30, 2021 are as noted in the table below:

	Real Estate
	Brokerage	Mortgage	Technology	Other (a)	Total
Balance at December 31, 2020	$—	$—	$—	$799,058	$799,058
Goodwill acquired during the period	1,037,124	7,399,583	4,192,667	7,018,854	19,648,228
Balance at June 30, 2021	$1,037,124	$7,399,583	$4,192,667	$7,817,912	$20,447,286

(a)– Other comprises goodwill not assigned to a reportable segment.

There are no accumulated impairment charges as of June 30, 2021 and December 31, 2020.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following at the dates indicated:

	June 30, 2021	December 31, 2020

Deferred annual fee	$664,969	$292,696
Due to sellers	1,816,346	—
Other accrued liabilities	2,015,012	771,193
Total accrued liabilities	$4,496,327	$1,063,889

Note 8. Warehouse Lines of Credit

As a means of financing mortgage loans held for sale, the Company utilizes line of credit agreements for the purpose of temporarily warehousing mortgage loans pending the sale of the loans.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company maintains a warehousing credit and security agreement with a bank whereby the Company borrows funds to finance the origination of eligible mortgage loans. The Company pays interest equal to the greater of Prime Rate less 0.75% or 3.85% per annum. The Prime Rate as of June 30, 2021 was 3.25%. The maximum funding limit of these loans was $15.0 million at June 30, 2021. At June 30, 2021, there was no outstanding balance on this warehouse line. The agreement expires October 2021.

The Company maintains a master loan warehouse agreement with a bank whereby the Company borrows funds to finance the origination or purchase of eligible loans. The Company pays interest equal to the greater of the mortgage interest rate of the underlying loan or 3.5%. The maximum funding of these loans was $10.0 million at June 30, 2021. At June 30, 2021, the outstanding balance on this warehouse line was $2,945,633. The credit agreement requires the Company to maintain at least $500,000 in liquid assets. The agreement expires in January 2022.

The Company maintains a mortgage participation purchase agreement with a bank whereby the Company borrows funds to finance the origination or purchase of eligible loans. The Company pays interest equal to the greater of the mortgage interest rate of the underlying loan or 3.5%. The maximum funding of these loans was $25.0 million at June 30, 2021. At June 30, 2021, the outstanding balance on this warehouse line was $6,415,795. The credit agreement requires the Company to maintain at least $1,000,000 in liquid assets. The agreement expires in April 2023.

Note 9. Debt

Long-term debt consisted of the following at the dates indicated:

	June 30, 2021	December 31, 2020

Paycheck Protection Program Loan	$379,281	$354,281
Small Business Administration Loan	171,006	149,900
Note Payable	410,000	—
Loan Payable - Automobile Loan	—	35,093
Total debt	960,287	539,274
Less current portion of the Paycheck Protection Program Loan	(379,281)	(237,182)
Less current portion of the Small Business Administration Loan	(24,165)	(1,748)
Note Payable	(200,000)	—
Less current portion of the Loan Payable	—	(17,394)
Long-term debt, net of current portion	$356,841	$282,950

Note Payable – Paycheck Protection Program Loan

In May 2020, the Company applied for and received $303,681 in unsecured loan funding (the “PPP Loan”) from the Paycheck Protection Program (the “PPP”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”).

Under the terms of the promissory note (the “PPP Note”) and the PPP Loan, interest accrued on the outstanding principal at the rate of 1% per annum. Interest expense under the PPP Loan amounted to approximately $500 for the three months ended June 30, 2021 and 2020, and $1,100 and $500 for the six months ended June 30, 2021 and 2020, respectively. The Company believes it has used the entire PPP Note amount for qualifying expenses and applied for forgiveness in March 2021, however, until forgiveness is approved by the SBA there is no assurance that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Additionally, in connection with the acquisition of Verus, the Company assumed $50,600 in additional loan funding from the PPP. The Company received full forgiveness of all outstanding principal, accrued, and unpaid interest on this loan as of January 6, 2021. The forgiveness of this loan qualified for debt extinguishment in accordance with ASC 470-50, Debt Modifications and Extinguishments, and as a result, the outstanding principal and accrued and unpaid interest was written off in the amount of $50,600 and $336, respectively, and the Company recorded a gain on extinguishment totaling $50,936 for the six months ended June 30, 2021.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, in connection with the acquisition of E4:9, the Company assumed another $75,600 in loan funding from the PPP (“E4:9 PPP Loan”). Under the terms of the promissory note (the “E4:9 PPP Note”) and the E4:9 PPP Loan, interest accrued on the outstanding principal at the rate of 1% per annum. The Company believes it has used the entire E4:9 PPP Note amount for qualifying expenses and applied for forgiveness in March 2021, however, until forgiveness is approved by the SBA there is no assurance that the Company will obtain forgiveness of the E4:9 PPP Loan in whole or in part.

Note Payable

Additionally, in connection with the acquisition of E4:9, the Company assumed a non-interest-bearing $410,000 promissory note to be paid in full at maturity date of July 1, 2022.

Note Payable – Small Business Administration Loan

On June 5, 2020, the Company received $150,000 in loan funding from the SBA (the “SBA Note”) under the Economic Injury Disaster Loan program. The Company will use all the proceeds of this secured SBA Note solely as working capital to alleviate economic injury caused by COVID-19. The SBA Note is evidenced by a promissory note of the Company dated June 5, 2020 in the principal amount of $150,000, to the SBA, the lender. Under the terms of the SBA Note, interest accrues on the outstanding principal at a rate of 3.75% per annum, and installment payments, including principal and interest, of $731 monthly, began in June 2021. All remaining principal and accrued interest is due and payable in May 2050.

Loan Payable

The Company obtained a loan for an automobile used by the Chief Executive Officer. The term of the loan was from July 2016 through December 2022 with an annual interest rate of 1.74%. The loan payable was paid off during the six months ended June 30, 2021.

Note 10. Fair Value Measurements

FASB ASC 820, Fair Value Measurement, (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The methodology establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

●	Level 1 inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).
●	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or prices that vary substantially).
●	Level 3 inputs are unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

In general, fair value is based upon quoted market prices, where evaluated. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value.

While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage loans held for sale – The fair value of mortgage loans held for sale is determined, when possible, using quoted secondary-market prices or purchaser commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants. The loans are considered Level 2 on the fair value hierarchy.

Derivative financial instruments – Derivative financial instruments are reported at fair value. Fair value is determined using a pricing model with inputs that are unobservable in the market or cannot be derived principally from or corroborated by observable market data. These instruments are Level 3 on the fair value hierarchy.

The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:

●	Agreed prices from Interest Rate Lock Commitments (“IRLC”)
●	Trading prices for derivative hedges
●	Closing prices at June 30, 2021 for derivative hedges

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$9,586,314	$—	$9,586,314
Derivative assets	—	—	47,475	47,475
Derivative liabilities	—	—	(18,848)	(18,848)
	$—	$9,586,314	$28,627	$9,614,941

The Company enters into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specific period of time (generally between 30 and 90 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs meet the definition of a derivative and are reflected on the consolidated balance sheets at fair value with changes in fair value recognized in other service revenue on the consolidated statements of operations. Unrealized gains and losses on the IRLCs, reflected as derivative assets and derivative liabilities, respectively, are measured based on the fair value of the underlying mortgage loan, quoted agency mortgage-backed security (“MBS”) prices, estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The fair value of the forward loan sales commitment and mandatory delivery commitments being used to hedge the IRLCs and mortgage loans held for sale not committed to purchasers are based on quoted agency MBS prices.

The Company did not have any mortgage loans held for sale or derivative financial instruments at December 31, 2020.

Note 11. Leases

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Components of total lease costs:
Operating lease expense	$245,615	$34,801	$293,289	$70,151
Short-term lease expense	95,254	18,044	123,716	35,047
Total lease cost	$340,869	$52,845	$417,005	$105,198

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term (in years) - operating leases	5.42	3.37
Weighted average discount rate - operating leases	5.92%	7.67%

Future Minimum Lease Payments

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of June 30, 2021, for the following five fiscal years and thereafter were as follows:

Operating
Years Ended December 31,	Leases
2021 (remaining)	$548,278
2022	1,119,081
2023	1,046,796
2024	967,663
2025	847,126
2026 and thereafter	1,132,870
Total minimum lease payments	$5,661,814
Less effects of discounting	(857,274)
Present value of future minimum lease payments	$4,804,540

Note 12. Share-based Compensation

The Company’s 2017 Stock Plan (the “Plan”) provides for granting stock options and restricted stock awards to employees, directors, contractors and consultants of the Company. A total of 3,182,335 shares of common stock are authorized to be issued pursuant to the Plan. As of June 30, 2021, there were 2,739,261 shares available for future grants under the Plan.

The Company’s 2019 Omnibus Stock Incentive Plan (the “2019 Plan”) provides for granting stock options and restricted stock awards to employees, directors, agents, contractors and consultants of the Company. A total of 1,060,778 shares of common stock are authorized to be issued pursuant to the 2019 Plan. As of June 30, 2021, there were 455,981 shares available for future grants under the 2019 Plan.

Restricted Stock Awards

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested at December 31, 2020	390,787	$13.56
Granted	157,267	38.65
Vested	(42,513)	(39.26)
Forfeited	(6,735)	(11.70)
Nonvested at June 30, 2021	498,806	$19.31

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

In March 2021, pursuant to the 2019 Plan, in connection with the Company’s acquisitions of Naberly and Red Barn (See Note 3), the Company granted 44,568 restricted stock awards to former founders who are now employees of the Company, of which 10,478 will vest one year from the grant date, and the remaining 34,090 will vest 18 months from the grant date. The fair value of the Company’s restricted stock awards granted in March 2021 was $44.00 per share based on the Company’s closing stock price on the grant date.

Stock Option Awards

A summary of stock option activity under the Plans are as follows:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	in Years	intrinsic value
Balance at December 31, 2020	47,332	$8.03	8.8	$1,325,903
Granted	13,638	44.00
Exercised	(16,972)	4.71
Balance at June 30, 2021	43,998	$20.46	8.6	$695,500
Options exercisable at June 30, 2021	20,158	$4.71	7.9	$566,037

In March 2021, pursuant to the 2019 Plan, the Board granted stock option awards to the independent directors to acquire shares of common stock with an exercise price of $44.00 per share. The stock options will vest on the earlier of (a) one year from the date of grant and (b) the next annual stockholder meeting, subject to the director’s continued service on the Board.

Stock based compensation related to the Company’s stock plans are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
General and administrative	$917,569	$8,660	$1,515,458	$39,274
Commission and other agent-related cost	275,885	91,833	548,071	185,940
Total stock-based compensation	$1,193,454	$100,493	$2,063,529	$225,214

Note 13. Equity-classified Warrants

On August 4, 2020, the Company issued a warrant to the underwriter of its initial public offerings (“IPO) (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant is exercisable at a per share exercise price of $11.00, and is exercisable at any time from and after January 31, 2021 through August 4, 2025.

During the six months ended June 30, 2021, no warrants to purchase common stock were issued, exercised, or expired.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Related Party Transactions

Included in revenue for the three months ended June 30, 2021 and 2020 was approximately $0 and $110,000, respectively, and for the six months ended June 30, 2021 and 2020 was approximately $0 and $268,500 from a related party in exchange for the Company providing lead generation services.

Included in commission and other agent-related costs for the three months ended June 30, 2021 and 2020 was approximately $1,950 and $15,185, respectively, and for the six months ended June 30, 2020 was approximately $2,730 and $27,237, respectively, to related parties in exchange for the Company receiving lead generation services.

Included in marketing expense for the three months ended June 30, 2021 and 2020 was approximately $84,558 and $42,911, respectively, and for the six months ended June 30, 2021 and 2020 was approximately $227,681 and $91,812, respectively, to related parties in exchange for the Company receiving marketing services.

Note 15. Net (Loss) Income per Share Attributable to Common Stock

Basic net (loss) income per share of common stock is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net (loss) income per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Diluted (loss) income per share excludes, when applicable, the potential impact of stock options, unvested shares of restricted stock awards, and common stock warrants because their effect would be anti-dilutive due to our net loss.

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net (loss) income	$(2,091,434)	$160,798	$(5,491,152)	$118,027

Weighted-average basic shares outstanding	14,048,136	9,996,775	13,750,775	9,996,939
Effect of dilutive securities:
Unvested restricted stock awards	—	29,767	—	17,889
Stock options	—	3,483	—	1,441
Weighted-average diluted shares outstanding	14,048,136	10,030,025	13,750,775	10,016,269

Net (loss) income per share – basic	$(0.15)	$0.02	$(0.40)	$0.01
Net (loss) income per share – diluted	$(0.15)	$0.02	$(0.40)	$0.01

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive.

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options	43,998	—	43,998	—
Unvested restricted stock awards	498,806	—	498,806	—
Common stock warrants	240,100	—	240,100	—

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Income Taxes

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

The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The adoption of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the three and six months ended June 30, 2021 or the year ended December 31, 2020. Currently, the statute of limitations remains open subsequent to and including the year ended December 31, 2016.

In determining the quarterly provision for income taxes, the Company used the annual effective tax rate applied to year-to-date income. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, permanent differences, and changes in the Company’s valuation allowance. The income tax effects of unusual or infrequent items including a change in the valuation allowance as a result of a change in judgment regarding the realizability of deferred tax assets are excluded from the estimated annual effective tax rate and are required to be discretely recognized in the interim period they occur.

The effective tax rate differed significantly in the three months ended June 30, 2021 from prior periods. The Company has historically maintained a valuation allowance against deferred tax assets and reported only minimal current state tax expense. The Company recorded an income tax benefit of $2.6 million and income tax expense of $2,000 for the six months ended June 30, 2021 and 2020 respectively. The tax benefit for the six months ended June 30, 2021 is primarily the result of the release of the valuation allowance against historical deferred tax assets and recognition of benefit from the current year projected loss. Net deferred tax liabilities of $3.3 million recorded in connection with the E4:9 Holdings, Inc. and LiveBy, Inc acquisitions provide a source of taxable income to support the realizability of $1.6 million of pre-existing deferred tax assets, as well as currently generated deferred tax assets from the projected loss for the year. The taxable temporary differences relating to the amortizable intangible assets support the realization of the net operating loss carryforwards. As a result of the transactions, the Company discretely released the historical valuation allowance and recognized a deferred tax benefit on a portion of current year losses. The remainder of the benefit not recorded in the period ended June 30, 2021 is expected to be recognized over the remaining interim periods using the annual effective tax rate. The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses.

Note 17. Segment Reporting

The Company identifies an operating segment as a component: (i) that engages in business activities from which it may earn revenues and incur expenses; (ii) whose operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”) to make decisions resources to be allocated to the segment and assess is performance; and (iii) that has available discrete financial information. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment.

Historically, management has not made operating decisions nor assessed performance based on geographic locations. Rather, the CODM has made operating decisions and assessed performance based on the services of identified operating segments. Prior to the acquisition of E4:9 during the three months ended June 30, 2021 which included the mortgage lending and insurance agency services, the Company aggregated its real estate brokerage services segment and its affiliated services (e.g., title insurance) segment as the profits and losses and assets of the affiliated services segment were not material.

During the three months ended June 30, 2021, the Company has identified three reportable segments: Real Estate Brokerage, Mortgage, and Technology. Through its Real Estate Brokerage segment, the Company provides real estate brokerage services. Through its Mortgage segment, the Company provides residential loan origination and underwriting services. Through its Technology segment, the Company provides SaaS solutions and data mining for third party customers to develop its intelliAgent platform for current use by the Company’s real estate agents. As a result, the Company has modified the presentation of its segment financial information with retrospective application to all prior periods presented.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue and Adjusted EBITDA are the primary measures used by the CODM to evaluate financial performance of the reportable segments and to allocate resources. Adjusted EBITDA represents the revenues of the operating segment less operating expenses directly attributable to the respective operating segment. Adjusted EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net, income taxes, and other items. In particular, the Company believes the exclusion of non-cash share-based compensation expense related to restricted stock awards and stock options and transaction-related costs provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. The Company’s presentation of Adjusted EBITDA might not be comparable to similar measures used by other companies.

The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The balance sheet is managed on a consolidated basis and is not used in the context of segment reporting.

Key operating data for the reportable segments for the three and six months ended June 30, 2021 and are set forth in the tables below. The Company has included the results of the acquisitions from the acquisition date. As such, the key operating data for the three and six months ended June 30, 2020 include only the result of the Real Estate Brokerage reportable segment.

	Revenue
	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Real Estate Brokerage	$80,246,356	$38,688,744	$129,402,060	$67,527,575
Mortgage	1,502,021	—	1,502,021	—
Technology	529,528	—	598,624	—
Corporate and other services (a)	1,905,048	—	2,325,738	—
Total Company	$84,182,954	$38,688,744	$133,828,443	$67,527,575

	Adjusted EBITDA
	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Real Estate Brokerage	$495,507	$329,446	$(10,324)	$464,509
Mortgage	(889,898)	—	(889,898)	—
Technology	(307,227)	—	(622,359)	—
Total Segment Adjusted EBITDA	(701,618)	329,446	(1,522,581)	464,509
Corporate and other services (a)	(1,571,353)	—	(2,792,702)	—
Total Company Adjusted EBITDA	$(2,272,971)	$329,446	$(4,315,283)	$464,509
Less:Depreciation and amortization	(744,451)	(44,496)	(846,880)	(63,771)
Other income(expense), net	33,658	(22,659)	88,014	(55,497)
Income tax benefit (expense)	2,614,925	(1,000)	2,609,925	(2,000)
Stock based compensation	(1,193,454)	(100,493)	(2,063,529)	(225,214)
Transaction-related costs	(529,071)	—	(963,399)	—
Net (loss) income	$(2,091,434)	$160,798	$(5,491,152)	$118,027
(a)	Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and Other services line.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Commitments and Contingencies

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, brokerage or real estate disputes, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and vicarious liability based upon conduct of individuals or entities outside of the Company’s control, including agents and third party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of June 30, 2021, there was no material litigation against the Company.

Encompass Net Worth Requirements

In order to maintain approval from the U.S. Department of Housing and Urban Development to operate as a Title II non-supervised mortgagee, Encompass is required to maintain adjusted net worth of $1,000,000 and must maintain liquid assets (cash, cash equivalents, or readily convertible instruments) of 20% of the required net worth. As of June 30, 2021, Encompass had adjusted net worth of $2,535,020 and liquid assets of $2,308,894, respectively.

Commitments to Extend Credit

Encompass enters into IRLCs with borrowers who have applied for residential mortgage loans and have met certain credit and underwriting criteria. These commitments expose the Encompass to market risk if interest rates change and the underlying loan is not economically hedged or committed to a purchaser. Encompass is also exposed to credit loss if the loan is originated and not sold to a purchaser and the mortgagor does not perform. The collateral upon extension of credit typically of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as commitments are expected to expire without being drawn upon.

Regulatory Commitments

Encompass is subject to periodic audits and examinations, both formal and informal in nature, from various federal and state agencies, including those made as part of the regulatory oversight of mortgage origination, servicing and financing activities. Such audits and examinations could result in additional actions, penalties or fines by state or federal government bodies, regulators or the courts.

Note 19. Subsequent Events

The Company has evaluated subsequent events through August 12, 2021, the date that the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with ASC Topic 855 - Subsequent Events.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, liquidity, operating results, and common stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company. Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives and regarding the anticipated impact of COVID-19 are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in this Quarterly Report on Form 10-Q, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

The terms the “Company,” “Fathom,” “we,” “us,” and “our” as used in this report refer to Fathom Holdings Inc. and its consolidated subsidiaries unless otherwise specified.

SUMMARY OF RISK FACTORS

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors, but these risk factors are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, together with the other information in this Quarterly Report on Form 10-Q and other filings that we make with the SEC. If any of the following risks actually occurs (or if any of those listed elsewhere in this this Quarterly Report on Form 10-Q occur), our business, reputation, financial conditions, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, might also become important factors that adversely affect our business.

Risks Related to Our Business

●	If we do not remain an innovative leader in the real estate industry, we might not be able to grow our business and leverage our costs to achieve profitability;
●	We might not be able to effectively manage rapid growth in our business;
●	The COVID-19 pandemic might have a material adverse effect on our businesses, financial condition, results of operations, and liquidity;
●	If we fail to grow in the various local markets that we serve or are unsuccessful in identifying and pursuing new business opportunities our long-term prospects and profitability will be harmed;
●	Our value proposition for agents includes allowing them to keep more of their commissions than traditional companies do, and receive equity in our Company, which is not typical in the real estate industry. If agents do not understand our value proposition, we might not be able to attract, retain and incentivize agents;
●	If we fail to expand effectively into adjacent markets, our growth prospects could be harmed;
●	We have a history of losses, and we might not be able to achieve or sustain profitability;
●	Our recent revenue growth rates might not be indicative of our future growth, and we might not continue to grow at our recent pace, or at all;
●	We currently are using and intend to continue to use Adjusted EBITDA, a non-GAAP financial measure, in reporting our annual and quarterly results of operations; however, Adjusted EBITDA is not equivalent to net income (loss) from operation as determined under GAAP, and shareholders may consider GAAP measures to be more relevant to our operating performance;
●	We participate in a highly competitive market, and pressure from existing and new companies might adversely affect our business and operating results;
●	Our operating results are subject to seasonality and vary significantly among quarters during each calendar year, making meaningful comparisons of successive quarters difficult;
●	If we fail to protect the privacy of employees, independent contractors, or consumers or personal information that they share with us, our reputation and business could be significantly harmed;
●	Our business could be adversely affected if we are unable to expand, maintain and improve the systems and technologies upon which we rely to operate;
●	Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, adversely impact our reputation and harm our business;
●	Our business, financial condition and reputation may be substantially harmed by security breaches, interruptions, delays and failures in our systems and operations;
●	We face significant risk to our brand and revenue if we fail to maintain compliance with the law and regulations of federal, state, foreign, or county governmental authorities, or private associations and governing boards;
●	Our mortgage business might be unable to sell its originated loans and, in that situation, Fathom will need to service the loans and potentially foreclose on the home by itself or through a third party, and either option could impose significant costs, time, and resources on Fathom. Our inability to sell originated loans could also expose us to adverse market conditions affecting mortgage loans;
●	If we are unable to obtain sufficient financing through warehouse credit facilities to fund origination of mortgage loans, then we may be unable to grow our mortgage business;
●	We identified material weaknesses in our internal control over financial reporting, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected;
●	Loss of our current executive officers or other key management could significantly harm our business;

●	Failure to protect intellectual property rights could adversely affect our business;
●	We may evaluate potential vendors, suppliers and other business partners for acquisition to accelerate growth but might not succeed in identifying suitable candidates or may acquire businesses that negatively impact us;
●	We have recently acquired businesses that are outside our core competencies as a real estate brokerage, which could be difficult to integrate, disrupt our core business, dilute stockholder value, and adversely affect our operating results and the value of our common stock;
●	Our future revenues and growth prospects could be adversely affected by our dependence on other contractors;
●	We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all;
●	Growth might place significant demands on our management and our infrastructure;
●	We are subject to certain risks related to litigation filed by or against us, and adverse results might harm our business and financial condition;
●	We may experience significant claims relating to our operations, and losses resulting from fraud, defalcation or misconduct;
●	We might use interest rate derivatives from time to time to manage our exposure to interest rate risks associated with our mortgage business;
●	Part of our technology is currently being developed in foreign countries, including Brazil, which makes us subject to certain risks associated with foreign laws and regulations.

Risks Related to Our Industry

●	Our results are tied to the residential real estate market and we might be negatively impacted by downturns in this market and general global economic conditions;
●	A lack of financing for homebuyers in the U.S. residential real estate market at favorable rates and on favorable terms could have a material adverse effect on our financial performance and results of operations;
●	The occurrence of natural or man-made disasters or pandemics could adversely affect our operations, results of operations and financial condition.

Risks Related to Ownership of Our Common Stock

●	The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board of director members;
●	We might have contingent liability arising out of a possible violation of Section 5 of the Securities Act in connection with our use of the free-writing Prospectus filed with the Securities and Exchange Commission on July 1, 2020;
●	Our common stock price might fluctuate significantly, and the price of our common stock may be negatively impacted by factors which are unrelated to our operations;
●	Our amended and restated bylaws provide that, unless we consent in writing, North Carolina state court is, to the fullest extent permitted by law, the sole and exclusive forum for substantially all disputes between us and our shareholders. These choice of forum provisions could limit the ability of shareholders to obtain a favorable judicial forum for disputes with us or our directors, officers or employees;
●	Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our shareholders will not be able to receive a return on their shares unless they sell them;
●	Future sales of shares of our common stock by existing shareholders could depress the market price of our common stock;
●	Joshua Harley, our Chief Executive Officer and Executive Chairman of the Board, together with Marco Fregenal, our President and Chief Financial Officer, and a director, and Glenn Sampson, a significant shareholder and director, own a significant percentage of our stock, and as a result, they can take actions that may be adverse to the interests of the other shareholders and the trading price for our common stock may be depressed;
●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s consolidated financial statements and the related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, our MD&A set forth in our Form 10-K, and our audited consolidated financial statements and related notes set forth in our Form 10-K Statement. See Part II, Item 1A, “Risk Factors,” below, and “Cautionary Notice Regarding Forward-Looking Information,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All statements herein regarding the likely impact of COVID-19 and other potential risks constitute forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars in the text are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Unaudited Consolidated Financial Statements,” unless the context indicates otherwise. All amounts noted within the tables are in thousands and amounts and percentages are approximate due to rounding.

Overview

Fathom is a national, technology-driven, end to end real estate services company integrating residential brokerage, mortgage, title, insurance and SaaS offerings for brokers and agents. Our primary operation, Fathom Realty (as defined below), operates as a real estate brokerage company, working with real estate agents to help individuals purchase and sell residential and commercial properties, primarily in the South, Atlantic, Southwest, and Western parts of the United States, with the intention of expanding into all states.

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

In April 2021, the Company completed its acquisitions of E4:9 Holdings, Inc. (“E4:9) and LiveBy, Inc. (“LiveBy”). The acquisition of E4:9 is part of our vision to build a vertically integrated, end-to-end real estate operation by offering mortgage and insurance services to our agents in serving our customers. We believe the acquisition of LiveBy and its hyperlocal data and technology platform builds credibility for our real estate agents in their respective geographic areas by showcasing their local expertise and helping customers discover the best locations in which to live.

In June 2021, the Company completed its acquisition of Epic Realty (“Epic”). The acquisition of Epic, a real estate brokerage business, will help us to expand our reach in the Idaho real estate market.

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

COVID-19 has materially and adversely affected businesses worldwide. While the Federal Reserve’s quantitative easing and lowering of interest rates could offset some of the negative impacts on housing demand, it is too early to determine whether the lower interest rates can overcome the current economic concerns and rising uncertainty. According to the NAR housing statistics, existing home sales rose 1.4% on a seasonally adjusted annual rate from May to June, with no region showing a sales decline. The inventory of unsold homes increased 3.3% to 1.25 million from May to June, which is equivalent to 2.6 months of the monthly sales pace. The median existing-home sales price rose at a year-over-year pace of 23.4%, the second highest level recorded since January 1999. Homes on the market typically sold in 17 days. We believe these trends were driven by declining mortgage rates, a decline in inventory, and an increasing demand for remote workspace, among other factors.

Despite the ongoing Pandemic, the Company’s transactions and base of agents increased during 2020 and during the first six months of 2021. However, while the Company believes it is well positioned in times of economic uncertainty, it is not able to estimate the effects of COVID-19, including specifically the Delta variant and/or other variants, on its results of operations, financial condition, or liquidity for the year ending December 31, 2021 and beyond. If the Pandemic continues, it might have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations.

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

We had the following number of agents as of:

	June 30,
	2021	2020	Change
Agents	6,950	4,554	53%

Agent Equity Ownership

Effective January 1, 2019, agents can receive stock grants, which vest in three years based on continued affiliation with the Company, in two ways: 1) when the agent closes a sale of a property for the Company; and 2) when the agent refers another agent to join the Company. These stock grants are granted quarterly.

Reportable Segments

Historically, as the Company has primarily operated as a cloud-based real estate brokerage and as management has not made operating decisions nor assessed performance based on geographic locations, the Company has aggregated its identified operating segments for reporting purposes and has had one reportable segment. Effective with completing its acquisition of LiveBy and E4:9 in the three months ended June 30, 2021, the chief operating decision maker began making operating decisions and assesses performance based on the services of identified operating segments and has identified three reportable segments: Real Estate Brokerage; Mortgage; and Technology.

Components of Our Results of Operations

Revenue

The Company’s revenue consists of commissions generated from real estate brokerage services and other services, including mortgage lending, title insurance, home and other insurance, and SaaS revenues.

Gross commission income

We recognize commission-based revenue on the closing of a transaction, less the amount of any closing-cost reductions. Revenue is affected by the number of real estate transactions we close, the mix of transactions, home sale prices, and commission rates.

Other Services Revenue

We recognize revenue streams for our mortgage lending services business which are primarily comprised of loans sold, origination and other fees.

The gain on sale of mortgage loans represents the difference between the net sales proceeds and the carrying value of the mortgage loans sold and includes the servicing rights release premiums.

Servicing rights release premiums represent revenues earned with the risk and rewards of ownership of servicing rights are transferred to third parties. Mortgage servicing rights (“MSRs”) represent the obligations to administer, collect the payments for the reduction of principal and application of interest, pay taxes and insurance, remit collected payments, provide foreclosure services, provide full escrow administration and any other obligations required by an owner of the mortgage loans, together with the right to receive the servicing fee income and any ancillary income arising from or connected to the mortgage loans.

Retail origination fees are principally revenues earned from loan originations and recorded in the statement of operations in other service revenue. Direct loan origination costs and expenses associated with the loans are charged to expenses when the loans are sold. Interest income is interest earned on originated loans prior to the sale of the asset.

Title services revenue includes fees charged for title search and examination, property settlement and title insurance services provided in association with property acquisitions and refinance transactions.

The revenue streams for the Company’s home and other insurance agency services business are primarily comprised of new and renewal commissions paid by insurance carriers. The transaction price is set as the estimated commissions to be received over the term of the policy based upon an estimate of premiums placed, policy changes and cancellations, net of restraint. The commissions are earned at the point in time upon effective date of the associated policies when control of the policy transfers to the client.

The Company is also eligible for certain contingent commissions from insurers based on the attainment of specific metrics (i.e., volume growth, loss ratios) related to underlying polices placed. Revenue for contingent commissions is estimated based on historical and current evidence of achievement towards each insurer’s annual respective metrics and is recorded as the underlying policies that contribute to the achievement are placed. Due to the uncertainty of the amount of contingent consideration that will be received, the estimated revenue is constrained to an amount that is probable to not have a significant negative adjustment. Contingent consideration is generally received in the first quarter of the subsequent year.

The Company generates revenue from subscription and services related to the use of the LiveBy platform. The SaaS contracts are generally annual contracts paid monthly in advance of service and cancellable upon 30 days’ notice after the first year. The Company’s subscription arrangements do not provide customers with the right to take possession of the software supporting the platform. Subscription revenue, which includes support, is recognized on a straight-line basis over the non-cancellable contractual term of the arrangement, generally beginning on the date that the Company’s service is made available to the customer, and recorded as other service revenue in the statement of operations.

Operating Expenses

Commission and other agent-related costs

Commission and other agent-related costs consists primarily of agent commissions, less fees paid to us by our agents, order fulfillment, share-based compensation for agents, title searches, and direct cost to fulfill the services provided. We expect commission and other agent-related costs to continue to rise in proportion to the expected increase in revenue.

Operations and support

Operations and support consist primarily of direct cost to fulfill the services from our mortgage lending, title services, insurance services and other services provided. We expect operations and support to continue to rise in proportion to the expected increase in revenue.

General and administrative

General and administrative expenses consist primarily of personnel costs, share-based compensation for employees, and fees for professional services. Professional services principally consist of external legal, audit, and tax services. In the short term, we expect general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and to meet the increased compliance requirements associated with our operation as a public company. However, in the long term, we anticipate general and administrative expenses as a percentage of revenue to decrease over time, if and as we are able to increase revenue.

Marketing

Marketing expenses consist primarily of expenses for online and traditional advertising, as well as costs for marketing and promotional materials. Advertising costs are expensed as they are incurred. We expect marketing expenses to increase in absolute dollars as we use some of the proceeds of our IPO to expand advertising programs and we anticipate marketing expenses as a percentage of revenue to decrease over time, if and as we are able to increase revenue.

Depreciation and amortization

Depreciation and amortization represent the depreciation charged on our fixed assets and intangible assets. Depreciation expense is recorded on a straight-line method, based on estimated useful live of five years for computer hardware and software, seven years for furniture and equipment and seven years for vehicles. Leasehold improvements are depreciated over the lesser of the life of the lease term or the useful life of the improvements. Amortization expense consists of amortization recorded on acquisition-related intangible assets. Customer relationships are amortized on an accelerated basis, which coincides with the period of economic benefit we expect to receive. All other finite-lived intangibles are amortized on a straight-line basis. In accordance with GAAP, we do not amortize goodwill.

Income Taxes

U.S. federal and state income tax benefits for all the historical net losses and a portion of the current net losses generated has been recognized in the period ended June 30, 2021. Previously the tax benefits had not been recognized due to our uncertainty of realizing a benefit from those items. As a result of certain acquisitions this period, we expect to realize the pre-existing and a portion of currently generated deferred tax assets due to future taxable income expected and the reversal of taxable temporary differences. As of December 31, 2020, we had federal net operating loss carryforwards of $9.2 million and state net operating loss carryforwards of $4.5 million. Losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar state law provisions.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended
	June 30,		Change
	2021	2020	Dollars	Percentage
Gross commission income	$80,246,356	$38,688,744	$41,557,612	107%
Other service revenue	3,936,598	—	3,936,598	100%
Total revenue	$84,182,954	$38,688,744

For the three months ended June 30, 2021, gross commission income increased by approximately $41.6 million or 107%, as compared with the three months ended June 30, 2020. This increase was primarily attributable to an increase in transaction volume and to an increase in average revenue per transaction due to rising home prices. During the three months ended June 30, 2021, transaction volume increased by 74% to approximately 10,100 transactions compared to approximately 5,800 transactions for the three months ended June 30, 2020. Our transaction volume increased primarily due to the organic growth in the number of agents contracted with us and agents acquired through the acquisitions of Red Barn and Epic. During the three months ended June 30, 2021, average revenue per transaction increase by 19% to $7,969 from $6,670 during the three months ended June 30, 2020.

For the three months ended June 30, 2021, other service revenue was approximately $3.9 million. The Company’s acquisitions of Verus, E4:9 and LiveBy resulted in this other service revenue. See Note 3 to our consolidated condensed financial statements for information about these acquisitions. We generated no other service revenue for the three months ended June 30, 2020 because we had not yet closed those acquisitions.

Operating Expenses

	Three Months Ended
	June 30,		Change
	2021	2020	Dollars	Percentage
Commission and other agent-related costs	$76,729,401	$36,356,779	$40,372,622	111%
Operations and support	1,683,375	—	1,683,375	100%
General and administrative	9,387,237	1,964,781	7,422,456	378%
Marketing	378,437	138,231	240,206	174%
Depreciation and amortization	744,521	44,496	700,025	1,573%
Total operating expenses	$88,922,971	$38,504,287

For the three months ended June 30, 2021, commission and other agent-related costs increased by approximately $40.4 million, or 111%, as compared with the three months ended June 30, 2020. Commission and other agent-related costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs are generally correlated with recognized revenues. As such, the increase in commission and other agent-related costs compared to the same period in 2020 was primarily attributable to an increase in agent commissions paid due to higher transaction volume and rising home prices.

For the three months ended June 30, 2021, operations and support expenses were approximately $1.7 million. These expenses related to the businesses acquired from Verus, E4:9 and LiveBy, so there were no such expenses in the three months ended June 30, 2020. The Company’s acquisitions of Verus, E4:9 and LiveBy contributed to the increase in operations and support. See Note 3 to our condensed consolidated financial statements for information about the acquisitions.

For the three months ended June 30, 2021, general and administrative expenses increased by approximately $7.4 million, or 378%, as compared with the three months ended June 30, 2020. The increase was primarily attributable to our growth and becoming a public company, including a $1.1 million increase in payroll salaries and benefits due to increased staffing, and a $1.1 million increase in non-cash share-based compensation expense. The Company’s acquisitions contributed approximately $3.7 million in general and administrative expenses during the three months ended June 30, 2021. The increase was also attributable to $0.5 million in transaction and acquisition costs.

For the three months ended June 30, 2021, marketing expenses increased by approximately $0.2 million, or 174%, as compared with the three months ended June 30, 2020. The increase was attributable to an increase in direct advertising costs primarily related to the Company’s expansion in new regions and markets.

For the three months ended June 30, 2021, depreciation and amortization expenses increased by approximately $0.7 million, or 1,573%, as compared with the three months ended June 30, 2020. The increase in depreciation and amortization expense is due to the amortization of the intangible assets acquired in connection with the acquisition of Red Barn, E4:9, LiveBy, and Epic as well as an increase in depreciation expense due to an increase in our depreciable asset base.

Income Taxes

The Company recorded an income tax benefit of $2.6 million and income tax expense of $1,000 for the three months ended June 30, 2021 and 2020, respectively. The tax benefit for the three months ended June 30, 2021 is primarily the result of the release of the valuation allowance against historical deferred tax assets and recognition of benefit from the current year projected loss. Net deferred tax liabilities of $3.3 million recorded in connection with the E4:9 Holdings, Inc. and LiveBy, Inc acquisitions provide a source of taxable income to support the realizability of $1.6 million of pre-existing deferred tax assets, as well as currently generated deferred tax assets from the projected loss for the year. The taxable temporary differences relating to the amortizable intangible assets support the realization of the net operating loss carryforwards. As a result of the transactions, the Company discretely released the historical valuation allowance and recognized a deferred tax benefit on a portion of current year losses.  The remainder of the benefit not recorded in the period ended June 30, 2021 is expected to be recognized over the remaining interim periods using the annual effective tax rate.  The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses.

Comparison of the Six Months Ended June 30, 2021 and 2020

Revenue

	Six Months Ended
	June 30,		Change
	2021	2020	Dollars	Percentage
Gross commission income	$129,402,060	$67,527,575	$61,874,485	92%
Other service revenue	4,426,383	—	4,426,383	100%
Total revenue	$133,828,443	$67,527,575

For the six months ended June 30, 2021, gross commission income increased by approximately $61.9 million or 92%, as compared with the six months ended June 30, 2020. This increase was primarily attributable to an increase in transaction volume and to an increase in average revenue per transaction due to rising home prices. During the six months ended June 30, 2021, transaction volume increased by 68% to approximately 16,900 transactions compared to approximately 10,100 transactions for the six months ended June 30, 2020. Our transaction volume increased primarily due to the growth in the number of agents contracted with us and agents acquired through the acquisitions of Red Barn and Epic. During the six months ended June 30, 2021, average revenue per transaction increase by 19% to $7,637 from $6,686 during the six months ended June 30, 2020.

For the six months ended June 30, 2021, other service revenue was approximately $4.4. The Company’s acquisitions of Verus, E4:9 and LiveBy resulted in this other service revenue. See Note 3 to our condensed consolidated financial statements for information about the acquisitions. We generated no other service revenue for the three months ended June 30, 2020 because we had not yet closed those acquisitions.

Operating Expenses

	Six Months Ended
	June 30,		Change
	2021	2020	Dollars	Percentage
Commission and other agent-related costs	$123,129,642	$63,044,034	$60,085,608	95%
Operations and support	1,751,751	—	1,751,751	100%
General and administrative	15,508,661	3,875,582	11,633,079	300%
Marketing	780,600	368,664	411,936	112%
Depreciation and amortization	846,880	63,771	783,109	1,128%
Total operating expenses	$142,017,534	$67,352,051

For the six months ended June 30, 2021, commission and other agent-related costs increased by approximately $60.1 million, or 95%, as compared with the six months ended June 30, 2020. Commission and other agent-related costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs are generally correlated with recognized revenues. As such, the increase in commission and other agent-related costs compared to the same period in 2020 was primarily attributable to an increase in agent commissions paid due to higher transaction volume and rising home prices.

For the six months ended June 30, 2021, operations and support expenses were approximately $1.8 million. These expenses related to the businesses acquired from Verus, E4:9 and LiveBy, so there were no such expenses in the six months ended June 30, 2020. See Note 3 to our consolidated condensed financial statements for information about the acquisitions.

For the six months ended June 30, 2021, general and administrative expenses increased by approximately $11.6 million, or 300%, as compared with the six months ended June 30, 2020. The increase was primarily attributable to our growth and becoming a public company, including a $2.4 million increase in payroll salaries and benefits due to increased staffing, a $1.0 million increase in professional fees, a $2.7 million increase in non-cash share-based compensation expense. The Company’s acquisitions contributed approximately $4.2 million in general and administrative expenses during the three months ended June 30, 2021. The increase was also attributable to $1.0 million in transaction and acquisition costs.

For the six months ended June 30, 2021, marketing expenses increased by approximately $0.4 million, or 112%, as compared with the six months ended June 30, 2020. The increase was primarily attributable to an increase in direct advertising costs primarily related to the Company’s expansion in new regions and markets.

For the six months ended June 30, 2021, depreciation and amortization expenses increased by approximately $0.8 million, or 1,128%, as compared with the six months ended June 30, 2020. The increase in depreciation and amortization expense is due to the amortization of the intangible assets acquired in connection with the acquisition of Red Barn, E4:9, LiveBy, and Epic as well as an increase in depreciation expense due to an increase in our depreciable asset base.

Income Taxes

The Company recorded an income tax benefit of $2.6 million and income tax expense of $1,000 for the three months ended June 30, 2021 and 2020, respectively. The tax benefit for the three months ended June 30, 2021 is primarily the result of the release of the valuation allowance against historical deferred tax assets and recognition of benefit from the current year projected loss. Net deferred tax liabilities of $3.3 million recorded in connection with the E4:9 Holdings, Inc. and LiveBy, Inc acquisitions provide a source of taxable income to support the realizability of $1.6 million of pre-existing deferred tax assets, as well as currently generated deferred tax assets from the projected loss for the year. The taxable temporary differences relating to the amortizable intangible assets support the realization of the net operating loss carryforwards. As a result of the transactions, the Company discretely released the historical valuation allowance and recognized a deferred tax benefit on a portion of current year losses.  The remainder of the benefit not recorded in the period ended June 30, 2021 is expected to be recognized over the remaining interim periods using the annual effective tax rate.  The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses.

Liquidity and Capital Resources

Capital Resources

	June 30,	December 31,	Change
	2021	2020	Dollars	Percentage
Current assets	$31,057,950	$32,856,453	$(1,798,503)	(5)%
Current liabilities	24,502,509	4,989,855	19,256,238	391%
Net working capital	$6,555,441	$27,866,598	$(21,311,157)	(76)%

To date, our principal sources of liquidity have been the net proceeds we received through the IPO and, historically, private sales of our common stock, as well as proceeds from loans and operations. As of June 30, 2021, our available cash totaled $12.8 million, which represented a decrease of $15.7 million compared to the year ended December 31, 2020. As of June 30, 2021, we had net working capital of $6.5 million, which represented a decrease of $21.3 million compared to the year ended December 31, 2020. We anticipate that our existing balances of cash and cash equivalents and future expected cash flows generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months from the date of the issuance of the unaudited interim consolidated financial statements.

Our future capital requirements depend on many factors, including potential acquisitions, our level of investment in technology, and our rate of growth into new markets as well as the rate of growth for our mortgage lending and insurance businesses. Our capital requirements might also be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes to the manner in which we currently operate. Additionally, as the impact of COVID-19 on the economy and operations evolves, we will continuously assess our liquidity needs. In the event of a sustained market deterioration, we may need or seek advantageously to obtain additional funding through equity or debt financing, which might not be available on favorable terms or at all and could hinder our business and dilute our existing shareholders.

Cash Flows

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Net cash (used in) provided by operating activities	$(2,692,578)	$649,547	$(3,342,125)	(515)%
Net cash used in investing activities	$(11,984,095)	$(236,769)	$(11,747,326)	(4,962)%
Net cash (used in) provided by financing activities	$1,475,946	$498,084	$977,862	(196)%

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 consisted of a net loss of $5.5 million, non-cash charges of $1.0 million, including $2.1 million of share-based compensation expense, $0.1 million of bad debt, $0.1 million of gain on extinguishment of debt, and $0.8 million of depreciation and amortization, offset by $1.3 million in gains on the sales of mortgages and $2.6 million in deferred income taxes. Changes in assets and liabilities were primarily driven by a $0.6 million decrease in prepaid and other current assets, a $1.0 million increase in accounts payable due primarily to the increase in agent transaction volume, a $1.3 million increase in accrued liabilities, a $2.4 million increase in escrow liabilities, partially offset by a $1.4 million increase in accounts receivable.

Net cash provided by operating activities for the six months ended June 30, 2020 consisted of a net income of $0.1 million, offset by non-cash charges of $0.4 million, including $0.2 million of share-based compensation expense, $0.1 million of bad debt, and $0.1 million of depreciation and amortization. Changes in assets and liabilities were primarily driven by a $1.5 million increase in accounts payable and accrued liabilities due primarily to the timing of payments, partially offset by a $0.9 million increase in accounts receivable, and a $0.5 million increase in prepaid and other assets.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 consisted of $11.0 million for the purchases of a businesses and assets, net of cash acquired, $0.5 million for purchases of property and equipment, and $0.5 million for purchase of capitalized software.

Net cash used in investing activities for the six months ended June 30, 2020 consisted of primarily $0.2 million in purchases of capitalized software as well as computers and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2021 consisted primarily of $1.4 million in net proceeds on our warehouse line of credit.

Net cash provided by financing activities for the six months ended June 30, 2020 consisted of $0.5 million in proceeds from notes payable and $0.1 million of proceeds from issuance of common stock offset by treasury stock and our principal payments on an outstanding loan.

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

We define the non-GAAP financial measure of Adjusted EBITDA as net loss, excluding other (income) expense, income tax expense (benefit), depreciation and amortization, transaction costs and share-based compensation expense.

We believe that Adjusted EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted EBITDA. In particular, we believe the exclusion of non-cash share-based compensation expense related to restricted stock awards and stock options and transaction-related costs provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations.

We are presenting the non-GAAP measure of Adjusted EBITDA to assist investors in seeing our financial performance through the eyes of management, and because we believe this measure provides an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to net (loss) income, the closest comparable GAAP measure. Some of these limitations are that:

●	Adjusted EBITDA excludes share-based compensation expense related to restricted stock awards and stock options, which have been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy;

●	Adjusted EBITDA excludes transaction-related costs primarily consisting of professional fees and any other costs incurred directly related to acquisition activity, which is an ongoing part of our growth strategy and therefore likely to occur; and
●	Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation and amortization of property and equipment and capitalized software costs, however, the assets being depreciated and amortized may have to be replaced in the future.

The following tables present a reconciliation of Adjusted EBITDA to net (loss) income, the most comparable GAAP financial measure, for each of the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net (loss) income	$(2,091,434)	$160,798	$(5,491,152)	$118,027
Other (income) expense, net	(33,658)	22,659	(88,014)	55,497
Income tax (benefit) expense	(2,614,925)	1,000	(2,609,925)	2,000
Depreciation and amortization	744,521	44,496	846,880	63,771
Transaction-related cost	529,071	—	963,399	—
Stock based compensation	1,193,454	100,493	2,063,529	225,214
Adjusted EBITDA	$(2,272,971)	$329,446	$(4,315,283)	$464,509

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

Our gross commission income consists of commissions charged to individual customers (i.e., the seller or buyer of a residential property) on each real estate transaction completed, net of any closing-cost reductions. We are contractually obligated to provide for the fulfillment of transfers of real estate between buyers and sellers. We provide these services ourselves and control the services of our agents necessary to legally transfer the real estate. As such, we are defined as the principal. As principal, we satisfy our obligation upon the closing of a real estate transaction. As principal, and upon satisfaction of our obligation, we recognize revenue in the gross amount of consideration we expect we are entitled to receive. We calculate the transaction price by applying the Company’s portion of the agreed upon commission rate to the property’s selling price. We may provide services to the buyer, seller, or both parties to a transaction. When we provide services to the seller in a transaction, we recognize revenue for our portion of the commission, which is calculated as the sales price multiplied by the commission rate less the commission separately distributed to the buyer’s agent, or the “sell” side portion of the commission. When we provide services to the buyer in a transaction, we recognize revenue in an amount equal to the sales price for the property multiplied by the commission rate for the “buy” side of the transaction. In instances in which we represent both the buyer and the seller in a transaction, we recognize the full commission on the transaction. Commissions revenue contains a single performance obligation that is satisfied upon the closing of a real estate transaction, at which point the entire transaction price is earned. We are not entitled to any commission until the performance obligation is satisfied and are not owed any commission for unsuccessful transactions, even if services have been provided.

The revenue streams for the Company’s mortgage lending services business are primarily comprised of loans sold, origination and other fees. The majority of these revenue streams are exempted from ASC 606. Origination and other fees are not specifically separable from actual mortgage loans.

Gain on sale of mortgage loans represents the difference between the net sales proceeds and the carrying value of the mortgage loans sold and includes the servicing rights release premiums. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

Servicing rights release premiums represent revenues earned when the risk and rewards of ownership of servicing rights are transferred to third party parties. Mortgage servicing rights represent the obligations to administer, collect the payments for the reduction of principal and application of interest, pay taxes and insurance, remit collected payments, provide foreclosure services, provide full escrow administration and any other obligations required by an owner of the mortgage loans, together with the right to receive the servicing fee income and any ancillary income arising from or connected to the mortgage loans.

Retail origination fees are principally revenues earned from loan originations. Direct loan origination costs and expenses associated with the loans are charged to expenses when the loans are sold. Interest income is interest earned on originated loans prior to the sale of the asset.

Business Combinations

The Company accounts for its business combinations under the provisions of Accounting Standards Codification Topic 805-10, Business Combinations (“ASC 805-10”), which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. For transactions that are business combinations, the Company evaluates the existence of goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The estimated fair values reflected in the acquisition accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements. For the business combination completed during the six-month period ended June 30, 2021, the estimated fair value of identifiable intangible assets, primarily consisting of agent relationships, tradenames, customer relationships and technology, was determined using the relief-from-royalty and multi-period excess earnings methods. The most significant assumptions under these methods include the estimated remaining useful life, expected future revenue, annual agent revenue attrition, costs to develop new agents, charges for contributory assets, tax rate, discount rate and tax amortization benefit. Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of Management, and such variations may be significant to estimated values.

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. Goodwill is assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill for the three and six months ended June 30, 2021.

Mortgage Loans Held for Sale

Mortgage loans held for sale represent loans that have forward sales commitments. Mortgage loans held for sale are carried at fair value under the fair value option with changes in fair value recorded in other service revenue on the statements of operations. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Realized losses are charged to expense as incurred. The fair value of mortgage loans held for sale is typically calculated using observable market information including pricing from actual market transactions, purchaser commitment prices, or broker quotations. The fair value of mortgage loans held for sale covered by purchaser commitments is generally based on commitment prices. The fair value of mortgage loans held for sale not committed to an purchaser is generally based on current delivery pricing using best execution pricing.

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

In prior periods, we believed it was more likely than not that our deferred tax assets would not be realized and as such, we have historically recorded a full valuation allowance for these assets. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. As a result of deferred tax liabilities generated from acquisitions which can be used as a source of income, we released the valuation allowance on historical deferred tax assets as a discrete item.  We evaluate the likelihood of the ability to realize deferred tax assets in future periods on a quarterly basis, and when appropriate evidence indicates we will release our valuation allowance accordingly. Based on management’s reassessment of the realizability of the deferred tax assets, tax benefits are being recognized as a result of the discrete release of the valuation allowance against historical deferred tax assets and to recognize a portion of the future benefit of current losses. Based on the weight of the available evidence, which includes our historical operating losses, lack of taxable income, and accumulated deficit, by year-end we expect to provide a full valuation allowance against our remaining deferred tax assets resulting from the tax losses and credits carried forward.

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

Subject to certain conditions, as an emerging growth company, we may rely on certain other exemptions and reduced reporting requirements under the JOBS Act. Certain of these exemptions are, including without limitation, from the requirements of (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier to occur of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO in 2020, (b) in which we have total annual gross revenues of at least $1.07 billion, or (c) in which we are deemed to be a “large accelerated filer” under the rules of the U.S. Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, and our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on the evaluation conducted, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weaknesses discussed below.

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

As previously noted, we acquired LiveBy and E4:9 during the three months ended June 30, 2021. Management considers these transactions to be material to our consolidated financial statements and believes that the internal controls and procedures of these acquired entities have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of LiveBy and E4:9 into our internal controls over financial reporting and extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include LiveBy and E4:9. We will report on our assessment of the consolidated operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations, which is the annual management report for the fiscal year ending December 31, 2022.

There were no changes, other than described above, in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below together with the other information included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes thereto. The occurrence of any of the following risks might materially and adversely affect our business, financial condition, results of operations, cash flows, reputation and future prospects. In this event, the market price of our common stock could decline, and you could lose part or all of your investment.

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

We might not be able to scale our business services and support quickly enough to meet the growing needs of our real estate agents. If we are not able to grow efficiently, our operating results could be harmed. As we add new agents and make acquisitions, we will need to devote additional financial and human resources to improving our internal systems, integrating with third-party systems, and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including support of our affiliated agents as our demographics expand over time. Any failure of, or delay in, these efforts could cause impaired system performance and reduced satisfaction from our agents. These issues could result in difficulty in both attracting and retaining agents. Even if we are able to upgrade our systems and expand our staff, such expansion may be expensive, complex, and place increasing demands on our management. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure and we might not be successful in maintaining adequate financial and operating systems and controls as we expand. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely impact our financial results.

The COVID-19 pandemic might have a material adverse effect on our businesses, financial condition, results of operations, and liquidity.

Since early 2020, the COVID-19 pandemic has had a profound effect on the global economy and financial markets. This unprecedented situation has created considerable risks and uncertainties for the U.S. real estate services industry in general and for the Company in particular, including those arising from the potential adverse effects on the economy as well as risks related to employees, independent agents, and consumers. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the extent and duration of the spread of the outbreak and variants of the virus, the extent of governmental regulation (including, but not limited to, the return of mandated “shelter in place” or other regulations that, for example, preclude or strictly limit open houses or in-person showings of properties), the impact on capital and financial markets and the related impact on consumer confidence and spending, and the magnitude of the financial and operational consequences to our agents and brokers, all of which are highly uncertain and cannot be predicted.

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

We may implement changes to our business model and operations to improve revenues that cause a disproportionate increase in our expenses or reduce profit margins. For example, we may allocate resources to acquire lower margin brokerage models or develop a commercial real estate division, or a continuing education division. These decisions could involve significant up-front costs that may only be recovered after lengthy periods of time. Any of these attempts to pursue new business opportunities could result in a disproportionate increase in our expenses and in reduced profit margins. In addition, any of these additional activities could expose us to additional compliance obligations and regulatory risks.

If we fail to continue to grow in the local markets we serve or if we fail to successfully identify and pursue new business opportunities, our long-term prospects, financial condition and results of operations may be harmed, and our stock price may decline.

Our value proposition for agents includes allowing them to keep more of their commissions than traditional companies do, and receive equity in our Company, which is not typical in the real estate industry. If agents do not understand our value proposition, we might not be able to attract, retain and incentivize agents or maintain our agent growth rate, which would adversely affect our revenue growth and results of operations.

Participation in our commission plan represents a key component of our agent and broker value proposition. Agents might not understand or appreciate our value. In addition, agents might not appreciate other components of our value proposition including the systems and tools that we provide to agents, and the professional development opportunities we create and deliver. We compete with many other real estate brokerages for qualified agents and if agents do not understand the elements of our agent value proposition, or do not perceive it to be more valuable than the models used by most competitors, we might not be able to attract, retain and incentivize new and existing agents to grow our revenues.This could also negatively impact our agent growth rate. During the year ended December 31, 2020, our net agent and broker base grew by approximately 36.6% from 4,006 agents at December 31, 2019, to 5,471 agents and brokers at December 31, 2020. We have grown to 6,950 agents and brokers at June 30, 2021. Because we derive revenue from real estate transactions in which our agents receive commissions, increases in our agent base correlate to increases in revenues, and the rate of growth of our revenue correlates to the rate of growth of our agent base. A slowdown in our agent growth rate would have a material adverse effect on revenue growth and could adversely affect our results of operations.

If we fail to expand effectively into adjacent markets, our growth prospects could be harmed.

We intend to expand our operations into adjacent markets, such as rentals, and home improvement, and into additional U.S. geographic markets, as well as potentially someday international geographies. We may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, or at all. In attempting to establish a presence in new markets, we expect to incur significant expenses and face various other challenges, such as expanding our sales force and management personnel to cover these markets.

We have a history of losses, and we might not be able to achieve or sustain profitability.

We experienced net losses of approximately $1.3 million and $4.1 million for the years ended December 31, 2020 and 2019, respectively, and net loss of approximately $5.5 million for the six months ended June 30, 2021 and net income of $0.1 million for the six months ended June 30, 2020. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not have as a private company. These expenditures make it harder for us to achieve and maintain future profitability. Our recent growth in revenue might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

Our recent revenue growth rates might not be indicative of our future growth, and we might not continue to grow at our recent pace, or at all.

For the years ended December 31, 2020 and 2019, our revenue grew to $177 million from $111 million, which represents an annual growth rate of approximately 59%. For the six months ended June 30, 2021 and 2020, our revenue grew to $133 million from $68 million, which represents a growth rate of approximately 98%. In the future, our revenue might not grow as rapidly as it has over the past several years. We believe that our future revenue growth will depend, among other factors, on our ability to:

●	acquire additional agents and collect additional commissions to existing agents;
●	attract a growing number of agents to our website and other cloud-based applications;
●	increase our brand awareness;
●	successfully develop and deploy new products for the residential real estate industry;
●	integrate acquired companies, including those offering new ancillary services, such as title, insurance, and mortgage into our product offerings to increase our revenue per agent transaction;
●	maximize our sales personnel’s productivity;
●	respond effectively to competitive threats;
●	successfully expand our business into adjacent markets; and
●	successfully expand internationally.

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

Many of our existing and potential competitors have substantial competitive advantages, such as:

●	greater scale;
●	stronger brands and greater name recognition;
●	longer operating histories;
●	more financial, research and development, sales and marketing, and other resources;
●	more extensive relationships with participants in the residential real estate industry, such as brokers, agents, and advertisers;
●	strong relationships with third-party data providers, such as multiple listing services and listing aggregators;
●	access to larger user bases; and
●	larger intellectual property portfolios.

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

There is also intense competition in the related businesses we recently got into via acquisitions, including insurance, title insurance, mortgage, lead generation, and other ancillary services. We added these services to our platform to enable our agents to offer critical ancillary services to their clients, but also to gain new and significant incremental revenue streams and enhance our revenues per transaction. Our efforts to create a more complete transaction experience for consumers through these services will require significant integration and coordination on our part. and might not result in increased revenues or earnings, including if competitors offer more attractive rates or are perceived as offering a better transactional experience by agents or consumers. This increased competition could stall our growth in these areas.

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

Listing aggregator concentration and market power creates, and is expected to continue to create, disruption in the residential real estate brokerage industry, which might have a material adverse effect on our results of operations and financial condition.

The concentration and market power of the top real estate listing aggregators allow them to monetize their platforms by a variety of actions, including expanding into the brokerage business, charging significant referral fees, charging listing and display fees, diluting the relationship between agents and brokers and between agents and the consumer, tying referrals to use of their products, consolidating and leveraging data, and engaging in preferential or exclusionary practices to favor or disfavor other industry participants. These actions divert and reduce the earnings of other industry participants, including Fathom and our agents.

One dominant listing aggregator has introduced an iBuying offering to consumers and recently launched a brokerage with employee sales agents in several locations to support this offering, and has joined many local MLSs as a participating broker to gain electronic access directly to real estate listings rather than relying on disparate electronic feeds from other brokers participating in the MLSs or MLS syndication feeds. If this listing aggregator or another aggregator is successful in gaining market share with such offering, it could control significant industry inventory and an increasing portion of agent referrals, including the ability to direct referrals to agents and brokers that share revenue with them. In addition, this listing aggregator may attempt to use its growing access to key data spanning the home buying experience to displace or pre-empt its competitors before they can reach customers.

Aggregators could intensify their current business tactics or introduce new programs that could be materially disadvantageous to our business and other brokerage participants in the industry including, but not limited to:

●	broadening and/or increasing fees for their programs that charge brokerages and their affiliated sales agents fees including, referral, listing, display, advertising and related fees or introducing new fees for new or existing services;
●	setting up competing brokerages and/or expanding their offerings to include products (including agent tools) and services ancillary to the real estate transaction, such as title, escrow and mortgage origination services, that compete with services offered by us;
●	not including our or our franchisees’ listings on their websites;
●	controlling significant inventory and agent referrals, tying referrals to use of their products, and/or engaging in preferential or exclusionary practices to favor or disfavor other industry participants;
●	utilizing their aggregated data for competitive advantage and/or establishing oppressive contract terms, including with respect to data sharing requirements; and/or
●	disintermediating our relationship with affiliated franchisees and independent sales agents and/or the relationship between the independent sales agent and the buyers and sellers of homes.

Such tactics could further increase pressures on our revenues and profitability, and the profitability of our agents, which could harm our business and results of operations.

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

Home sales in successive quarters can fluctuate widely due to a wide variety of seasonal factors, including holidays, and the school year calendar’s impact on timing of family relocations. Our revenue and operating margins each quarter (including downstream revenue at our title, insurance and mortgage groups) will remain subject to seasonal fluctuations, which may make it difficult to compare or analyze our financial performance effectively across successive quarters.

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

As the number of our agents and acquired companies and business lines grow, our success will depend on our ability to expand, maintain and improve the technology that supports our business operations, including, but not limited to, our cloud office platform. Loss of key personnel or the lack of adequate staffing with the requisite expertise and training could impede our efforts in this regard. If our systems and technologies lack capacity or quality sufficient to service agents and their clients, then the number of agents who wish to use our products could decrease, the level of client service and transaction volume afforded by our systems could suffer, and our costs could increase. In addition, if our systems, procedures or controls are not adequate to provide reliable, accurate and timely financial and other reporting, we might not be able to satisfy regulatory scrutiny or contractual obligations with third parties and may suffer a loss of reputation. Any of these events could negatively affect our results of operations and financial position.

Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, adversely impact our reputation and harm our business.

Cybersecurity threats and incidents directed at us could range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures aimed at disrupting business or gathering personal data of customers. Recent high-profile ransomware attacks are examples of the kinds of cybersecurity risks we face. In the ordinary course of our business, we collect and store sensitive data, including proprietary business information and personal information about our customers. Our business, and particularly our cloud-based platform, is reliant on the uninterrupted functioning of our information technology systems. The secure processing, maintenance, and transmission of information are critical to our operations, especially the processing and closing of real estate transactions. Although we employ measures designed to prevent, detect, address, and mitigate these threats (including access controls, data encryption, vulnerability assessments, and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including potentially sensitive personal information of our customers) and the disruption of business operations. Any such compromises to our security could cause harm to our reputation, which could cause customers to lose trust and confidence in us or could cause agents to stop working for us. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers and business partners. We may also be subject to legal claims, government investigation, and additional state and federal statutory requirements.

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

We operate in a heavily regulated industries with regulated labor classifications which present significant risk in general for each potential instance where we fail to maintain compliance.

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

Beyond workforce regulations and classifications, there exist complex, heavily regulated federal, state and local authority laws, regulations and policies governing our real estate business, as well as our title, title insurance, insurance, mortgage, lead generation, and other ancillary services.

In general, the laws, rules and regulations that apply to our business practices include, without limitation, the federal Real Estate Settlement Procedures Act, or RESPA, the federal Fair Housing Act, the Dodd-Frank Act, and federal advertising and other laws, as well as comparable state statutes; rules of trade organization such as NAR, local MLSs, and state and local AORs; licensing requirements and related obligations that could arise from our business practices relating to the provision of services other than real estate brokerage services, including our title, insurance and mortgage businesses; privacy regulations relating to our use of personal information collected from the registered users of our websites; laws relating to the use and publication of information through the Internet; and state real estate brokerage licensing requirements, as well as statutory due diligence, disclosure, record keeping and standard-of-care obligations relating to these licenses. The U.S. Department of Justice has opened an anti-trust investigation of some of our biggest competitors, and they are defendants in related lawsuits that could negatively impact our industry.

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

Our mortgage business might be unable to sell its originated loans and, in that situation, Fathom will need to service the loans and potentially foreclose on the home by itself or through a third party, and either option could impose significant costs, time, and resources on Fathom. Our inability to sell originated loans could also expose us to adverse market conditions affecting mortgage loans.

Our mortgage business, Encompass Lending Group, intends to sell the mortgage loans that it originates to investors in the secondary mortgage market. Our ability to sell originated loans in the secondary market, and receive net proceeds from the sale that exceed the loan amount, depends largely on there being sufficient liquidity in the secondary market. While the residential real estate market and consequently the secondary market for mortgages are very strong right now, that sometimes precedes a negative market cycle, such as occurred in 2008 and 2009, which could negatively impact our business.

To the extent that we are unable to sell originated loans, we would be exposed to adverse market conditions affecting mortgage loans. For example, we may be required to write down the value of the loan, which reduces the amount of our current assets. Additionally, if we borrowed under a warehouse credit facility for the loan, then we will be required to repay the borrowed amount, which reduces our cash on hand that is available for other corporate uses. Finally, if a homeowner were unable to make his or her mortgage payments, then we may be required to foreclose on the home securing the loan. We do not currently have processes to foreclose a home, and we may be unable to establish such processes or retain a third party on economically feasible terms to foreclose the home. Furthermore, any proceeds from selling a foreclosed home may be significantly less than the remaining amount of the loan due to us.

If we are unable to obtain sufficient financing through warehouse credit facilities to fund origination of mortgage loans, then we may be unable to grow our mortgage business.

We rely on borrowings from warehouse credit facilities to fund substantially all of the mortgage loans that our mortgage business originates. To grow, our mortgage business depends, in part, on having sufficient borrowing capacity under current facilities or obtaining additional borrowing capacity under new facilities. The borrowing capacity under one or more of our current facilities may be reduced if we fail to comply with a facility’s ongoing obligations, including failing to satisfy financial covenants and cross-default clauses. If we were unable to receive the necessary capacity on acceptable terms, and did not have sufficient liquidity or established operations to fund originations ourselves, then we may be unable to maintain or increase the amount of mortgage loans that we originate, which will adversely affect the growth of our mortgage business.

We identified material weaknesses in our internal control over financial reporting, and we might identify additional material weaknesses in the future that might cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

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

Although management is working to remediate the material weakness by hiring additional qualified accounting and financial reporting personnel, and further evolving our accounting processes and systems, we cannot provide assurance that these measures will be sufficient to remediate the material weaknesses that have been identified or prevent future material weaknesses or significant deficiencies from occurring. Our rapid growth and acquisitions heighten this risk.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the completion of our initial public offering in 2020, although, if we have more than $1.07 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.07 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our employees or agents may, from time to time, bring lawsuits against us alleging injury, creating a hostile workplace, discrimination, wage and hour disputes, sexual harassment, or other employment issues. In recent years there has been an increase in the number of discrimination and harassment claims against companies generally. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims can have a significant negative impact on some businesses. Certain companies that have faced such lawsuits have terminated management or other key personnel as a result and have suffered reputational harm that has negatively impacted their business. If we were to face any claims, our business could be negatively affected.

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

We have recently acquired businesses that are outside our core competencies as a real estate brokerage, which could be difficult to integrate, disrupt our core business, dilute stockholder value, and adversely affect our operating results and the value of our common stock.

We have recently made acquisitions outside our core real estate brokerage competency, including Verus Title Inc., Naberly Solutions, LiveBy, Inc., and E4:9 Holdings, Inc. These acquisitions present challenges that, should we fail to understand or address them adequately, could result in not achieving the expected financial results of these acquisitions, including for many of them failing to result in improved agent acquisition and retention, as well as increased revenue per agent transitions. Those acquisitions that are less established businesses as Fathom carry the additional risk of not having a long track record of success.

In addition, integrating the operations, technologies, services and personnel of acquisitions takes time and resources, and could disrupt our core business by the diversion of financial and managerial resources from existing operations. If we fail to properly integrate these acquisitions, we might not achieve the anticipated benefits of these acquisitions or future acquisitions.

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

We are subject to certain risks related to litigation filed by or against us, and adverse results might harm our business and financial condition.

The real estate industry often involves litigation, ranging from individual lawsuits by unhappy buyers or sellers to large class actions and government investigations, like those some of our biggest competitors are currently facing for alleged anti-trust law violations. We often are involved in various lawsuits and legal proceedings that arise in the ordinary course of business.

We cannot predict with certainty the cost of our defense, the cost of prosecution, insurance coverage, or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards. Adverse results in such litigation and other proceedings may harm our business and financial condition. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, negligence and fiduciary duty claims arising from our brokerage operations, actions against our title company for defalcations on closing payments or claims against the title agent contending that the agent knew or should have known that a transaction was fraudulent or that the agent was negligent in addressing title defects or conducting settlement, standard brokerage disputes like the failure to disclose hidden defects in a property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including our agents, third-party service or product providers, antitrust claims, general fraud claims, employment law claims, including claims challenging the classification of our agents as independent contractors and compliance with wage and hour regulations, and claims alleging violations of RESPA or state consumer fraud statutes. In addition, class action lawsuits can often be particularly burdensome given the breadth of claims, large potential damages and significant costs of defense. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third-party patents or other third-party intellectual property rights. In addition, we may be required to enter into licensing agreements (if available on acceptable terms) and be required to pay royalties.

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

We might experience significant claims relating to our operations, and losses resulting from fraud, defalcation or misconduct.

We issue title insurance policies covering real property to mortgage lenders and buyers of real property. When acting as a title agent issuing a policy on behalf of an underwriter, our insurance risk is typically limited to the first five thousand dollars for claims on any one policy, though our insurance risk is not limited if we are negligent. To date, we have experienced claims losses that are significantly below the industry average; however, our claims experience could increase in the future, which could negatively impact our profitability. We may also be subject to legal claims or additional claims losses arising from the handling of escrow transactions and closings by our owned title agency. We carry errors and omissions insurance for errors made by our title and escrow companies, by our company owned brokerage business during the real estate settlement process, and by us related to real estate services. The occurrence of a significant number of claims in any given period could have a material adverse effect on our financial condition and results of operations during the period. In addition, insurance carriers may dispute coverage for various reasons and there can be no assurance that all claims will be covered by insurance. Fraud, defalcation and misconduct by employees are also risks inherent in our business, particularly given the high transactional volumes in our company owned brokerage, title, escrow and settlement services and relocation operations. To the extent that any loss or theft of funds substantially exceeds our insurance coverage, our business could be materially adversely affected.

We might use interest rate derivatives from time to time to manage our exposure to interest rate risks associated with our mortgage business.

To manage the risks associated with fluctuating interest rates, we may from time to time invest in derivative instruments in an attempt to offset this risk of volatility, but no hedging strategy can protect us completely. We cannot assure our shareholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging of these transactions will not result in losses. If we are not effective in hedging this volatility, we may experience an increase in our costs of borrowing and our business could be materially adversely affected.

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

Risks Related to Our Industry

Our results are tied to the residential real estate market and we might be negatively impacted by downturns in this market and general global economic conditions.

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

For example, the U.S. residential real estate market has steadily improved in recent years after a significant and prolonged downturn, which began in the second half of 2008 and continued through 2011. However, we cannot predict whether the market will continue to improve. If the residential real estate market or the economy as a whole does not continue to improve, we may experience adverse effects on our business, financial condition and liquidity, including our ability to access capital and grow our business.

Any of the following could cause a decline in the housing or mortgage markets and have a material adverse effect on our business by causing periods of lower growth or a decline in the number of home sales or home prices which, in turn, could adversely affect our revenue and profitability:

●	an increase in the unemployment rate;
●	a decrease in the affordability of homes due to changes in interest rates, home prices, and rates of wage and job growth;
●	slow economic growth or recessionary conditions;
●	weak credit markets;
●	low consumer confidence in the economy or the residential real estate market;
●	instability of financial institutions;
●	legislative, tax or regulatory changes that would adversely impact the residential real estate or mortgage markets, including but not limited to potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities, or GSEs, that provide liquidity to the U.S. housing and mortgage markets;
●	increasing mortgage rates and down payment requirements or constraints on the availability of mortgage financing, including but not limited to the potential impact of various provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, or other legislation and regulations that may be promulgated thereunder relating to mortgage financing, including restrictions imposed on mortgage originators, as well as retention levels required to be maintained by sponsors to securitize certain mortgages;
●	excessive or insufficient home inventory levels on a regional level;
●	high levels of foreclosure activity, including but not limited to the release of homes already held for sale by financial institutions;
●	adverse changes in local or regional economic conditions, including potential impacts from the COVID-19 pandemic;
●	the inability or unwillingness of homeowners to enter into home sale transactions due to negative equity in their existing homes;
●	demographic changes, such as a decrease in household formations, lower turnover in the housing market due to homeowners staying in the same home longer than in the past, or slowing rate of immigration or population growth;
●	decrease in home ownership rates, declining demand for real estate and changing social attitudes toward home ownership;
●	changes in local, state and federal laws or regulations that affect residential real estate transactions or encourage ownership, including but not limited to changes in tax law in late 2017 that limit the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, and real property taxes and employee relocation expense; or
●	acts of nature, such as hurricanes, earthquakes and other natural disasters that disrupt local or regional real estate markets and which may, in some circumstances lead us to waive certain fees in impacted areas.

A downturn in global economic conditions could also materially impact the revenue of our recently acquired businesses, including insurance, title insurance, mortgage, lead generation, and other ancillary services. For example, revenues of our newly acquired insurance business rely on premiums and commission rates set by insurers. These premiums and commissions are cyclical in nature and may vary widely based on market condition. Volatility or declines in market condition, or any other adverse trends in the insurance industry, could have a negative impact on the profitability of our insurance business.

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

Potential reform of Fannie Mae or Freddie Mac or certain federal agencies or a reduction in U.S. government support for the housing market could have a material impact on our operations.

Numerous pieces of legislation seeking various types of changes for government sponsored entities or GSEs have been introduced in Congress to reform the U.S. housing finance market including among other things, changes designed to reduce government support for housing finance and the winding down of the federal conservatorship of Fannie Mae or Freddie Mac over a period of years. Legislation, if enacted, or additional regulation which curtails Fannie Mae’s and/or Freddie Mac’s activities and/or results in the wind down of the federal conservatorship of these entities could increase mortgage costs and could result in more stringent underwriting guidelines imposed by lenders or cause other disruptions in the mortgage industry. Any of the foregoing could have a material adverse effect on the housing market in general and our operations in particular.

The occurrence of natural or man-made disasters or pandemics could adversely affect our operations, results of operations and financial condition.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and other applicable securities rules and regulations. Compliance with these rules and regulations, even as a “smaller reporting company,” will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more resources in the future, which will increase our costs and expenses.

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

Being a relatively new public company combined with these new rules and regulations makes it more expensive for us to obtain director and officer liability insurance, and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors also could make it more difficult for us to attract and retain qualified management and members of our board of directors (the “Board”), particularly to serve on our audit committee and compensation committee.

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

Prior to our summer 2020 initial public offering, there was no market for shares of our common stock. An active trading market for our common stock might not be sustained, which could depress the market price of our common stock and affect your ability to sell our shares. The trading price of our common stock has ranged from $8.61 to $56.81 and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

●	our operating performance and the operating performance of similar companies;
●	our non-GAAP operating performance, as reported using Adjusted EBITDA, is not equivalent to net income (loss) from operations as determined under GAAP and shareholders may consider GAAP measures to be more relevant to our operating performance;
●	the overall performance of the equity markets;
●	announcements by us or our competitors of acquisitions, business plans, or commercial relationships;
●	threatened or actual litigation;
●	any major change in our board of directors or management;
●	publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	large volumes of sales of our shares of common stock by existing shareholders; and
●	general political and economic conditions, including potential impacts from the COVID-19 pandemic.

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

Sales of substantial amounts of our common stock in the public market by our shareholders might cause the market price of our common stock to decrease significantly. Joshua Harley, our Chief Executive Officer and Executive Chairman of the Board, Marco Fregenal, our President and Chief Financial Officer, and a director, and Glenn Sampson, a significant shareholder and director, have engaged in sales of our stock under Rule 10b5-1 trading plans, which have put pressure on our stock price. The perception that such sales could occur could also depress the market price of our common stock. Any such sales could also create public perception of difficulties or problems with our business and might also make it more difficult for us to raise capital through the sale of equity securities in the future at a time and price that we deem appropriate.

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

As of June 30, 2021, Joshua Harley, Marco Fregenal, and Glenn Sampson beneficially owned approximately 33.6%, 8.9%, and 15.6% of our outstanding common stock, respectively. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling shareholders. The three shareholders voting together can significantly influence all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, acquisition, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Executive Chairman of the Board and Chief Executive Officer, Mr. Harley controls the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

During the three months ended June 30, 2021, we issued a total of 750,706 shares of the Company common stock as follows:

On April 16, 2021, we issued 513,862 shares of the Company common stock in connection with the acquisition of E4:9 Holdings, Inc. to certain former shareholders of the acquired company;

On April 26, 2021, we issued 178,855 shares of the Company common stock in connection with the acquisition of LiveBy, Inc. to certain former shareholders of the acquired company; and

On June 30, 2021, we issued 57,989 shares of Company common stock in connection with the acquisition of Epic Realty LLC to certain former membership interest holders of the acquired company.

The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in the transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed upon the securities issued. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuance of these securities was made without any general solicitation or advertising.

Item 6. Exhibits

Exhibit Number	Description
2.1*

Agreement and Plan of Merger, dated April 7, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub C, Inc., Liveby, Inc., the Key Stockholders named therein, and Cory Scott in the capacity as Stockholder Representative. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 9, 2021).

2.2*

Agreement and Plan of Merger, dated April 13, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub A, Inc., Fathom Merger Sub B, LLC, E4:9 Holdings, Inc., the Stockholders of E4:9 set forth on Annex B thereto and Paul S. Marsh in the capacity as Stockholder Representative. (Incorporated by references to Exhibit 2.1 to the Current Report on Form 8-K filed on April 14, 2021).

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2021 and 2020; (iii) Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2021 and 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three and Six Months Ended June 30, 2021 and 2020; and (v) Notes to Unaudited Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

 *  The schedules to these exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any schedule omitted from the exhibits to the SEC upon request.

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

**  In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FATHOM HOLDINGS INC.

Date: August 12, 2021	By:	/s/ Marco Fregenal
Marco Fregenal
President and Chief Financial Officer (Principal Financial and Accounting Officer)