Form 10-Q
period 2021-09-30
Fathom Holdings Inc.
filed 2021-11-10
CIK 1753162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 8, 2021, the registrant had 14,796,207 shares common stock outstanding.

FATHOM HOLDINGS INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2021

		Page
PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	3
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020	4
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	41
ITEM 4.	Controls and Procedures	42
PART II - OTHER INFORMATION		43
ITEM 1.	Legal Proceedings	43
ITEM 1A.	Risk Factors	43
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
ITEM 6.	Exhibits	44
SIGNATURES		45

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$8,753	$28,577
Restricted cash	3,570	984
Accounts receivable	3,635	1,595
Derivative assets	48	—
Mortgage loans held for sale, at fair value	10,674	—
Prepaid and other current assets	2,146	1,700
Total current assets	28,826	32,856
Property and equipment, net	1,007	155
Lease right of use assets	4,504	437
Intangible assets, net	23,958	922
Goodwill	20,342	799
Other assets	95	56
Total assets	$78,732	$35,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,016	$2,596
Accrued liabilities	4,985	1,065
Escrow liabilities	3,509	933
Derivative liabilities	17	—
Warehouse lines of credit	10,305	—
Long-term debt - current portion	1,211	256
Lease liability - current portion	1,732	140
Total current liabilities	25,775	4,990
Long-term debt, net of current portion	146	283
Lease liability, net of current portion	2,852	301
Deferred tax liabilities	365	—
Total liabilities	29,138	5,574
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, no par value, 100,000,000 authorized and 14,796,207 and 13,830,351 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Treasury Stock, at cost, 5,683 shares as of September 30, 2021 and December 31, 2020	(30)	(30)
Additional paid-in capital	65,977	37,169
Accumulated deficit	(16,353)	(7,488)
Total stockholders’ equity	49,594	29,651
Total liabilities and stockholders’ equity	$78,732	$35,225

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
Gross commission income	$95,300	$55,848	$224,703	$123,375
Other service revenue	5,640	—	10,066	—
Total revenue	100,940	55,848	234,769	123,375
Operating expenses
Commission and other agent-related costs	91,263	52,871	214,392	115,915
Operations and support	2,029	—	3,781	—
General and administrative	9,811	2,851	25,322	6,726
Marketing	591	218	1,371	587
Depreciation and amortization	931	44	1,778	108
Total operating expenses	104,625	55,984	246,644	123,336
(Loss) income from operations	(3,685)	(136)	(11,875)	39
Other (income) expense, net
Gain on the extinguishment of debt	(76)	—	(127)	—
Interest expense, net	2	16	3	81
Other income, net	(28)	—	(66)	(10)
Other (income) expense, net	(102)	16	(190)	71
Loss before income taxes	(3,583)	(152)	(11,685)	(32)
Income tax benefit (expense)	210	(32)	2,820	(34)
Net loss	$(3,373)	$(184)	$(8,865)	$(66)
Net loss per share
Basic	$(0.24)	$(0.02)	$(0.64)	$(0.01)
Diluted	$(0.24)	$(0.02)	$(0.64)	$(0.01)
Weighted average common shares outstanding
Basic	14,312,675	12,156,111	13,948,862	10,721,917
Diluted	14,312,675	12,156,111	13,948,862	10,721,917

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Treasury Stock
					Additional
		Par			Paid in	Accumulated
	Shares	Value	Shares	Amount	Capital	deficit	Total
Balance at June 30, 2021	14,741,814	$—	5,683	$(30)	$64,624	$(12,980)	$51,614
Share-based compensation, net of forfeitures	54,393	—	—	—	1,353	—	1,353
Net loss	—	—	—	—	—	(3,373)	(3,373)
Balance at September 30, 2021	14,796,207	$—	5,683	$(30)	$65,977	$(16,353)	$49,594

	Common Stock		Treasury Stock
					Additional
		Par			Paid in	Accumulated
	Shares	Value	Shares	Amount	Capital	deficit	Total
Balance at June 30, 2020	10,210,571	$—	5,683	$(30)	$5,297	$(6,030)	$(763)
Issuance of common stock in connection with public offering	3,430,000	—	—	—	34,300	—	34,300
Offering costs in connection with public offering	—	—	—	—	(3,183)	—	(3,183)
Share-based compensation, net of forfeitures	(2,522)	—	—	—	97	—	97
Net loss	—	—	—	—	—	(184)	(184)
Balance at September 30, 2020	13,638,049	$—	5,683	$(30)	$36,511	$(6,214)	$30,267

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

	Common Stock		Treasury Stock
					Additional
		Par			Paid in	Accumulated
	Shares	Value	Shares	Amount	Capital	deficit	Total
Balance at December 31, 2020	13,830,351	$—	5,683	$(30)	$37,169	$(7,488)	$29,651
Issuance of common stock for purchase of business	777,380	—	—	—	25,312	—	25,312
Issuance of common stock pursuant to exercise of stock options	16,972	—	—	—	80	—	80
Share-based compensation, net of forfeitures	171,504	—	—	—	3,416	—	3,416
Net loss	—	—	—	—	—	(8,865)	(8,865)
Balance at September 30, 2021	14,796,207	$—	5,683	$(30)	$65,977	$(16,353)	$49,594

	Common Stock		Treasury Stock
					Additional
		Par			Paid in	Accumulated
	Shares	Value	Shares	Amount	Capital	deficit	Total
Balance at December 31, 2019	10,211,658	$—	—	$—	$4,988	$(6,148)	$(1,159)
Issuance of common stock	15,726	—	—	—	83	—	83
Issuance of common stock in connection with public offering	3,430,000	—	—	—	34,300	—	34,300
Offering costs in connection with public offering	—	—	—	—	(3,183)	—	(3,183)
Purchase of treasury stock	(5,683)	—	5,683	(30)	—	—	(30)
Share-based compensation, net of forfeitures	(13,652)	—	—	—	322	—	322
Net loss	—	—	—	—	—	(66)	(66)
Balance at September 30, 2020	13,638,049	$—	5,683	$(30)	$36,511	$(6,214)	$30,267

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,865)	$(66)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,778	108
Gain on the extinguishment of debt	(127)	—
Gain on sale of mortgages	(3,264)	—
Share-based compensation	2,833	322
Deferred income taxes	(2,865)	—
Bad debt expense	248	106
Other non-cash	44	—
Change in operating assets and liabilities:
Accounts receivable	(908)	(1,093)
Agent annual fees receivable	36	(495)
Other operating assets	9	3
Prepaid and other assets	(797)	(621)
Accounts payable	387	1,148
Accrued liabilities	1,806	280
Escrow liabilities	2,418	—
Operating lease right of use assets	496	16
Other operating liabilities	(103)	(24)
Operating lease liabilities	(433)	(14)
Mortgage loans held for sale	(108,562)	—
Proceeds from sale and principal payments on mortgage loans held for sale	109,299	—
Net cash used in operating activities	(6,570)	(330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(576)	(26)
Amounts paid for business and asset acquisitions; net of cash acquired	(10,969)	—
Purchase of intangible assets	(2,017)	(341)
Net cash used in investing activities	(13,562)	(367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(399)	(13)
Proceeds from the issuance of common stock	80	83
Proceeds from note payable	865	454
Net borrowings on warehouse lines of credit	2,347	—
Proceeds from the issuance of common stock in connection with public offering	—	34,300
Payment of offering cost in connection with issuance of common stock in connection with public offering	—	(3,183)
Purchase of treasury stock	—	(30)
Extinguishment of note payable	—	(500)
Net cash provided by financing activities	2,893	31,111

Net (decrease) increase in cash, cash equivalents, and restricted cash	(17,239)	30,414
Cash, cash equivalents, and restricted cash at beginning of period	29,562	579
Cash, cash equivalents, and restricted cash at end of period	$12,323	$30,993

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$—	$82
Income taxes paid	$—	$5
Amounts due to sellers	$1,477	$—
Capitalized share-based compensation	$583	$—
Right of use assets obtained in exchange for lease liabilities	$1,839	$—
Issuance of common stock for the purchase of business	$25,312	$—
Issuance of common stock warrants as offering costs in connection with public offering of common stock	$—	$678
Extinguishment of Paycheck Protection Program Loan	$127	$—
Loan receivable forgiven and used as purchase consideration	$165	$—

Reconciliation of cash and restricted cash
Cash and cash equivalents	$8,753	$30,993
Restricted cash	3,570	—
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$12,323	$30,993

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

During the nine months ended September 30, 2021, Fathom significantly grew its agent network, expanded its technology offerings, and entered into the residential mortgage lending and home and other insurance businesses by completing four business combinations and an asset acquisition.

On March 1, 2021, the Company acquired the real estate brokerage business of Red Barn Real Estate, LLC (“Red Barn”), a growing Atlanta metro area brokerage with approximately 230 agents. On June 30, 2021, the Company acquired the real estate brokerage business of Epic Realty, LLC (“Epic”), a growing regional brokerage based in greater Boise, Idaho, with approximately 350 agents.

Also on March 1, 2021 the Company acquired the technology platform of Naberly Inc. (“Naberly”) to reduce the Company’s reliance on third-party technology providers and offer more robust technology to agents to help them grow their businesses. On April 20, 2021, the Company acquired LiveBy, Inc. (“LiveBy”), a SaaS business with a technology platform that offers competitive, hyper-local tools for real estate professionals.

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

The Company’s brands include Fathom Realty, Dagley Insurance, Encompass Lending, intelliAgent, LiveBy, Real Results, and Verus Title.

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $8.9 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively. The Company had cash and cash equivalents of $8.8 million and $28.6 million as of September 30, 2021 and December 31, 2020, respectively. Additionally, the Company anticipates further expenditures associated with the process of integrating acquisitions and expanding its business. Management believes that existing cash along with its planned budget, which includes continued increases in the number of our agents and transactions at rates consistent with historical growth, and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of the unaudited interim consolidated financial statements.

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

The Company is subject to the risks arising from COVID-19 including its social and economic impacts on the residential real estate industry in the United States. Our management believes that these social and economic impacts, which to date have included but not been limited to the following, could have a significant impact on the Company’s future financial condition, liquidity, and results of operations: (i) restrictions on in-person activities associated with residential real estate transactions arising from shelter-in-place, or similar isolation orders; (ii) decline in consumer demand for in-person interactions and physical home tours; and (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individual investment portfolios, and more stringent mortgage financing conditions.

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, is determined using established valuation techniques. A fair value measurement is determined as the price received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of acquisition accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The estimated fair values reflected in the acquisition accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements. For the business combinations completed during the nine-month period ended September 30, 2021, the estimated fair value of identifiable intangible assets, primarily consisting of agent relationships, tradenames, customer relationships, know-how and technology, was determined using the relief-from royalty and multi-period excess earnings methods. The most significant assumptions include the estimated remaining useful life, expected future revenue, annual agent revenue attrition, costs to develop new agents, charges for contributory assets, tax rate, discount rate and tax amortization benefit. The most significant variables in these valuations are discount rates and the number of years on which to base the cash flow projections, as well as other assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates based on the risk inherent in the acquired assets, specific risks, industry beta and capital structure of guideline companies. Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of Management, and such variations may be significant to estimated values.

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

Mortgage Loans Held for Sale —Mortgage loans held for sale are carried at fair value under the fair value option with changes in fair value recorded in other service revenue on the statements of operations. The fair value of mortgage loans held for sale is typically calculated using observable market information including pricing from actual market transactions, purchaser commitment prices, or broker quotations. The fair value of mortgage loans held for sale covered by purchaser commitments is generally based on commitment prices. The fair value of mortgage loans held for sale not committed to a purchaser is generally based on current delivery pricing using best execution pricing.

Intangible Assets, Net — Intangible Assets, net is comprised of definite-lived intangibles and capitalized internal use software.

Definite-lived intangibles: The Company’s definite-lived intangible assets primarily consist of trade names, agent relationships, customer relationships, know-how and technology acquired as part of the Company’s business acquisitions. For definite-lived intangible assets,whenever impairment indicators are present, the Company performs a review for impairment. The Company calculates the undiscounted value of the projected cash flows associated with the asset, or asset group, and compares this estimated amount to the carrying amount. If the carrying amount is found to be greater, the Company will record an impairment loss for the excess of book value over the fair value. In addition, in all cases of an impairment review, the Company will reevaluate the remaining useful lives of the assets and modify them, as appropriate. Currently, trade names, agent relationships, customer relationships, know-how and software development have a useful life estimated at ten years, seven years, eight years, five years and five years, respectively.

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

Goodwill - Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in six reporting units and evaluates the goodwill for the Company as a whole at the reporting unit level. Goodwill is assessed during the fourth quarter of each fiscal year for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill during the three or nine months ended September 30, 2021.

Revenue Recognition — The Company applies the provisions of FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), and all related appropriate guidance. The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when a performance obligation is satisfied.

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

Revenues from mortgage services

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

Revenues from technology

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenues from title services

The Company’s title services revenue includes fees charged for title search and examination, property settlement and title insurance services provided in association with property acquisitions and refinance transactions. The Company provides the title search and property settlement services itself and controls the services before they are transferred to our customers since the Company is primarily responsible for fulfilling the promise and also has full discretion in establishing the price for the settlement services (except in states where fees are set statutorily). As such, the Company is defined as the principal. As principal, the Company satisfies our obligation upon the closing of a real estate transaction. Upon satisfaction of our obligation, the Company recognizes revenue in the gross amount of consideration the Company is entitled to receive. The transaction price for title and property settlement services is determined by the fixed fees the Company charges for our services. The Company provides services to the buyers and sellers involved in the purchase transaction, as well as to the borrower in a refinance transaction. Title and property settlement revenue contains a single performance obligation that is satisfied upon the closing of a real estate transaction, at which point the entire transaction price is earned. The Company is not entitled to any title and property settlement revenue until the performance obligation is satisfied and is not owed any consideration for unsuccessful transactions, even if services have been provided.

For title insurance services, the Company works in conjunction with insurance underwriters to perform these services, obtains the insurance policy premiums associated with title insurance on behalf of customers and remits the policy premium to the insurance underwriters. Since the insurance underwriter is ultimately providing the insurance policy to the borrower, the Company is not responsible for fulfilling the promise to provide the insurance. Additionally, the Company does not have discretion in dictating the price for the insurance policy, which is set by each jurisdiction and is either filed by insurance underwriters or set by the state insurance commissioners. Therefore, the Company does not control the specified service provided by the insurance underwriter. As such, in these circumstances, the Company acts as an agent. As the agent, the Company satisfies our obligation upon the closing of a real estate transaction. Upon satisfaction of our obligation, the Company recognizes revenue in the net amount of consideration the Company is entitled to receive, which is our fee for brokering the insurance policy less any consideration paid to the insurance underwriters. The transaction price for title insurance services is fixed, based on statutory rates depending on the jurisdiction. The Company negotiates with insurance underwriters the percentage they receive, and the rest is recognized as revenue. Title insurance revenue contains a single performance obligation that is satisfied upon the closing of a real estate transaction, at which point the entire transaction price is earned. The Company is not entitled to any title insurance revenue until the performance obligation is satisfied and is not owed any consideration for unsuccessful transactions, even if services have been provided.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. The new standard is effective for the Company for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements and intends to adopt the standard on January 1, 2023.

Note 3. Acquisitions

Acquisition of Red Barn

On March 1, 2021, the Company completed the acquisition of Red Barn, in a transaction deemed immaterial to the Company. The Red Barn acquisition was accounted for as a business combination using the acquisition method of accounting. Due to the timing of the acquisition, the valuation of net assets acquired has not been finalized and is expected to be completed no later than one year from the acquisition date in accordance with GAAP.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Naberly

On March 1, 2021 the Company acquired substantially all of the assets of Naberly for cash consideration of approximately $2.7 million. Based on the Company’s preliminary estimation of the fair value of the assets acquired, the Naberly acquisition was accounted for as an asset acquisition. The total acquisition cost, including transaction costs of approximately $0.1 million, was approximately $2.8 million and was recorded as software intangible assets.

During the year ended December 31, 2020, in connection with, and in advance of the closing under the asset purchase agreement to acquire the assets of Naberly, the Company issued to Naberly, an unsecured loan (the “Loan”) in the principal amount of up to approximately $0.2 million with an interest rate of two percent (2%) per annum, compounded annually, and a maturity date of February 28, 2021. The outstanding principal balance of the Loan was forgiven in connection with the closing of the acquisition and was accounted for as part of the purchase consideration transferred to Naberly.

Acquisition of E4:9

On April 16, 2021 the Company purchased 100% of outstanding capital stock of E4:9. The Company accounted for the E4:9 acquisition as a business combination. The purchase price consisted of approximately $9.8 million cash consideration and approximately $16.6 million common stock consideration for a total purchase price of approximately $26.5 million. The aggregate purchase price exceeded the fair value of the net tangible and intangible assets acquired, and accordingly the Company recorded goodwill of approximately $14.4 million.

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows (amount in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$2,843
Accounts receivable	958
Mortgage loans held for sale	8,147
Derivative assets	90
Prepaid and other current assets	122
Property & equipment	356
Intangible assets	11,780
Lease right of use assets	1,498
Other long-term assets	7
Total identifiable assets acquired	25,801

Accounts payable and accrued liabilities	938
Escrow liabilities	75
Derivative liabilities	120
Warehouse lines of credit	7,958
Notes payable	486
Lease liability, current portion	337
Lease liability, net of current portion	1,161
Deferred tax liabilities	2,686
Total liabilities assumed	13,761
Total identifiable net assets	12,040
Goodwill	14,418
Net assets acquired	$26,458

The Company recognized approximately $0.3 million of acquisition related costs that were expensed in the nine months ended September 30, 2021 and are included in general and administrative expenses.

Goodwill of approximately $7.4 million and $7.0 million was assigned to the Company’s Mortgage and Other services reporting units, respectively, and is attributable primarily to our assembled workforce and the anticipated future economic benefits of the vertical

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

integration of E4:9’s mortgage lending and insurance product offerings available to our real estate agents. None of the goodwill is expected to be deductible for income tax purposes.

The fair value associated with identifiable intangible assets was approximately $11.8 million, comprised of customer relationships of approximately $6.2 million, tradenames of approximately $5.2 million and know-how of approximately $0.4 million. Customer relationships is being amortized on an accelerated basis over a useful life of 8 years. Tradenames and know-how are amortized on a straight-line basis over 10 years and 5 years, respectively.

Due to the timing of the acquisition, the valuation of net assets acquired has not been finalized and is expected to be completed no later than one year from the acquisition date in accordance with GAAP.

The Company’s condensed consolidated financial statements include the results of operations of E4:9 since the closing on April 16, 2021 during which period E4:9 contributed approximately $4.0 million and $1.0 million of revenues and net loss, respectively, for the three months ended September 30, 2021 and approximately $6.9 million and $2.6 million of revenues and net loss, respectively, for the nine months ended September 30, 2021, respectively.

Acquisition of LiveBy

On April 20, 2021 the Company purchased 100% of outstanding capital stock of LiveBy. The Company accounted for the LiveBy acquisition as a business combination. The purchase price consisted of approximately $3.4 million cash consideration and approximately $5.6 million common stock consideration for a total purchase price of approximately $9.0 million. The aggregate purchase price exceeded the fair value of the net tangible and intangible assets acquired, and accordingly the Company recorded goodwill of approximately $4.1 million.

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows (amount in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$516
Accounts receivable	138
Intangible assets	4,920
Prepaid and other current assets	2
Total identifiable assets acquired	5,576

Deferred tax liabilities	543
Accounts payable and accrued liabilities	167
Total liabilities assumed	710
Total identifiable net assets	4,866
Goodwill	4,115
Net assets acquired	$8,981

The Company recognized approximately $0.2 million of acquisition related costs that were expensed in the nine months ended September 30, 2021 and are included in general and administrative expenses.

Goodwill was assigned to the technology reporting unit and is attributable primarily to our assembled workforce and the anticipated future economic benefits to the Company’s agents through technology product offerings. None of the goodwill is expected to be deductible for income tax purposes.

Due to the timing of the acquisition, the valuation of net assets acquired has not been finalized and is expected to be completed no later than one year from the acquisition date in accordance with GAAP.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s consolidated financial statements include the results of operations of LiveBy since the closing on April 20, 2021 during which period LiveBy contributed approximately $0.6 million and $0.1 million of revenues and net income, respectively, for the three months ended September 30, 2021 and approximately $1.0 million and less than $0.1 million of revenues and net loss, respectively, for the nine months ended September 30, 2021.

Acquisition of Epic Realty

On June 30, 2021, the Company completed the acquisition of Epic Realty (“Epic”) in a transaction deemed immaterial to the Company. The Epic acquisition was accounted for as a business combination using the acquisition method of accounting. Due to the timing of the acquisition, the valuation of net assets acquired has not been finalized and is expected to be completed by no later than one year from the acquisition date in accordance with GAAP.

Supplemental Pro Forma Financial Information

On an unaudited pro forma basis, the revenues and net loss of the Company assuming the acquisitions of E4:9 and LiveBy occurred on January 1, 2020, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition happened on January 1, 2020, nor is the financial information indicative of the results of future operations. The pro forma financial information includes the estimated amortization expense based on the fair value and estimated useful lives of intangible assets as part of the acquisitions of E4:9 and LiveBy (amount in thousands, except per share):

	Nine months ended September 30,
	2021	2020
Revenue	$240,282	$136,667
Net loss	$(15,709)	$(697)
Net loss per share (basic)	$(1.07)	$(0.07)

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following at the dates indicated (amount in thousands):

	September 30, 2021	December 31, 2020
Vehicles	$—	$119
Computers and equipment	453	139
Furniture and fixtures	610	44
Leasehold improvements	132	4
Total property and equipment	1,195	306
Accumulated depreciation	(188)	(151)
Total property and equipment, net	$1,007	$155

Depreciation expense for property and equipment was approximately $0.1 million and $0.1 million for the three and nine months ended September 30, 2021, respectively, and de minimis amounts for the three and nine months ended September 30, 2020.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Intangible Assets, Net

Intangible assets, net consisted of the following at the dates indicated (amount in thousands):

	September 30, 2021
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Trade names	$6,326	$(562)	$5,764
Software development	8,182	(852)	7,330
Customer relationships	8,180	(314)	7,866
Agent relationships	2,670	(84)	2,586
Know-how	430	(18)	412
	$25,788	$(1,830)	$23,958

	December 31, 2020
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Trade names	$166	$(1)	$165
Software development	921	(164)	758
	$1,087	$(165)	$922

As of September 30, 2021, the estimated future amortization expense for definite-lived intangible assets was (amount in thousands):

Years Ended December 31,
2021 (remaining)	$924
2022	3,802
2023	3,701
2024	3,588
2025	3,353
Thereafter	8,590
Total	$23,958

Amortization expense was approximately $0.9 million and $1.7 million for the three and nine months ended September 30, 2021, respectively and de minimis amounts for the three and nine months ended September 30, 2020.

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying value of goodwill by segment as of September 30, 2021 are as noted in the table below (amount in thousands):

	Real Estate
	Brokerage	Mortgage	Technology	Other (a)	Total
Balance at December 31, 2020	$—	$—	$—	$799	$799
Goodwill acquired during the period	1,009	7,400	4,115	7,019	19,543
Balance at September 30, 2021	$1,009	$7,400	$4,115	$7,818	$20,342

(a)– Other comprises goodwill not assigned to a reportable segment.

There are no accumulated impairment charges as of September 30, 2021 and December 31, 2020.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following at the dates indicated (amount in thousands):

	September 30, 2021	December 31, 2020
Deferred annual fee	$659	$293
Due to sellers	1,477	—
Accrued compensation	1,094	202
Other accrued liabilities	1,755	570
Total accrued liabilities	$4,985	$1,065

Note 8. Warehouse Lines of Credit

As a means of financing mortgage loans held for sale, the Company utilizes line of credit agreements for the purpose of temporarily warehousing mortgage loans pending the sale of the loans. The warehouse lines of credit are classified as current on the condensed consolidated balance sheet and secured by mortgage loans held for sale with fair values that approximate the obligations to the lender.

The Company maintained a warehousing credit and security agreement with a bank whereby the Company borrowed funds to finance the origination of eligible mortgage loans. The Company paid interest equal to the greater of Prime Rate less 0.75% or 3.85% per annum. The Prime Rate as of September 30, 2021 was 3.25%. The maximum funding limit of these loans was $15.0 million at September 30, 2021. At September 30, 2021, there was no outstanding balance on this warehouse line. The agreement expired in October 2021.

The Company maintains a master loan warehouse agreement with a bank whereby the Company borrows funds to finance the origination or purchase of eligible loans. The Company pays interest equal to the greater of the mortgage interest rate of the underlying loan or 3.625%. The maximum funding of these loans was $15.0 million at September 30, 2021. At September 30, 2021, the outstanding balance on this warehouse line was approximately $4.1 million. The credit agreement requires the Company to maintain at least $1.0 million in liquid assets. The agreement expires in July 2022.

The Company maintains a mortgage participation purchase agreement with a bank whereby the Company borrows funds to finance the origination or purchase of eligible loans. The Company pays interest equal to the greater of the mortgage interest rate of the underlying loan or 3.5%. The maximum funding of these loans was $25.0 million at September 30, 2021. At September 30, 2021, the outstanding balance on this warehouse line was approximately $6.2 million. The credit agreement requires the Company to maintain at least $1.0 million in liquid assets and have net income for the preceding 12 month period. The agreement expires in April 2023. During the three months ended September 30, 2021, the Company was not in compliance with the income debt covenants and obtained a waiver from the bank through December 31, 2021.

The Company maintains a warehousing credit and security agreement with a bank whereby the Company borrows funds to finance the origination of eligible mortgage loans. The Company pays interest equal to the Daily Adjusting LIBOR rate plus 2.00% or 3.5% per annum. The Daily Adjusting LIBOR rate plus 2.00% as of September 30, 2021 was 2.09%. The maximum funding limit of these loans was $15.0 million at September 30, 2021. The credit agreement requires the Company to maintain at least $1.0 million in liquid assets, a tangible net worth of $2.3 million, debt-to-tangible net worth ratio of 15 to 1 and have net income for the preceding 12 month period.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The income debt covenant becomes effective in July 2022. The agreement expires in April 2023. At September 30, 2021, there was no outstanding balance on this warehouse line.

Note 9. Debt

Long-term debt consisted of the following at the dates indicated (amount in thousands):

	September 30, 2021	December 31, 2020
Paycheck Protection Program Loan	$303	$354
Small Business Administration Loan	171	150
Note Payable	883	—
Loan Payable - Automobile Loan	—	35
Total debt	1,357	539
Less current portion of the Paycheck Protection Program Loan	(303)	(237)
Less current portion of the Small Business Administration Loan	(25)	(2)
Less current portion of Note Payable	(883)	—
Less current portion of the Loan Payable	—	(17)
Long-term debt, net of current portion	$146	$283

Note Payable – Paycheck Protection Program Loan

In May 2020, the Company applied for and received approximately $0.3 million in unsecured loan funding (the “PPP Loan”) from the Paycheck Protection Program (the “PPP”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”).

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

Additionally, in connection with the acquisition of Verus, the Company assumed approximately $0.1 million in additional loan funding from the PPP. The Company received full forgiveness of all outstanding principal, accrued, and unpaid interest on this loan as of January 6, 2021. The forgiveness of this loan qualified for debt extinguishment in accordance with ASC 470-50, Debt Modifications and Extinguishments, and as a result, the outstanding principal and accrued and unpaid interest was written off in the amount of approximately $0.1 million and the Company recorded a gain on extinguishment totaling approximately $0.1 million for the nine months ended September 30, 2021.

Additionally, in connection with the acquisition of E4:9, the Company assumed approximately $0.1 million in loan funding from the PPP (“E4:9 PPP Loan”). Under the terms of the promissory note (the “E4:9 PPP Note”) and the E4:9 PPP Loan, interest accrued on the outstanding principal at the rate of 1% per annum. The Company received full forgiveness of all outstanding principal, accrued, and unpaid interest on this loan as of August 2021. The forgiveness of this loan qualified for debt extinguishment in accordance with ASC 470-50, Debt Modifications and Extinguishments, and as a result, the outstanding principal and accrued and unpaid interest was written off in the amount of approximately $0.1 million and the Company recorded a gain on extinguishment totaling approximately $0.1 million for the three and nine months ended September 30, 2021.

Note Payable

Additionally, in connection with the acquisition of E4:9, the Company assumed a non-interest-bearing approximately $0.4 million promissory note to be paid in full at maturity date of July 1, 2022. During the three months ended September 30, 2021, the Company paid approximately $0.2 million on the promissory note.

In July 2021, the Company entered into a promissory note for approximately $0.9 million in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.5% per annum. The note matures on July 31, 2022.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note Payable – Small Business Administration Loan

On June 5, 2020, the Company received $0.2 million in loan funding from the SBA (the “SBA Note”) under the Economic Injury Disaster Loan program. The Company will use all the proceeds of this secured SBA Note solely as working capital to alleviate economic injury caused by COVID-19. The SBA Note is evidenced by a promissory note of the Company dated June 5, 2020 in the principal amount of approximately $0.2 million, to the SBA, the lender. Under the terms of the SBA Note, interest accrues on the outstanding principal at a rate of 3.75% per annum, and installment payments began in June 2021. All remaining principal and accrued interest is due and payable in May 2050.

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

The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:

●	Agreed prices from Interest Rate Lock Commitments (“IRLC”)
●	Trading prices for derivative hedges
●	Closing prices at September 30, 2021 for derivative hedges

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 (amount in thousands):

	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$10,674	$—	$10,674
Derivative assets	—	—	48	48
Derivative liabilities	—	—	(17)	(17)
	$—	$10,674	$31	$10,705

The Company enters into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specific period of time (generally between 30 and 90 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs meet the definition of a derivative and are reflected on the consolidated balance sheets at fair value with changes in fair value recognized in other service revenue on the consolidated statements of operations. Unrealized gains and losses on the IRLCs, reflected as derivative assets and derivative liabilities, respectively, are measured based on the fair value of the underlying mortgage loan, quoted agency mortgage-backed security (“MBS”) prices, estimates of the fair value of the mortgage servicing rights and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The fair value of the forward loan sales commitment and mandatory delivery commitments being used to hedge the IRLCs and mortgage loans held for sale not committed to purchasers are based on quoted agency MBS prices.

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

Our lease agreements generally do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate imputed discount rate. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived an imputed rate, which was used in a portfolio approach to discount its real estate lease liabilities. The Company used estimated incremental borrowing rates for all active leases.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods indicated (amount in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Components of total lease costs:
Operating lease expense	$296	$48	$589	$118
Short-term lease expense	120	12	244	47
Total lease cost	$416	$60	$833	$165

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term (in years) - operating leases	5.17	3.37
Weighted average discount rate - operating leases	5.92%	7.67%

Future Minimum Lease Payments

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of September 30, 2021, for the following five fiscal years and thereafter were as follows (amount in thousands):

Operating
Years Ended December 31,	Leases
2021 (remaining)	$287
2022	1,119
2023	1,047
2024	968
2025	847
2026 and thereafter	1,103
Total minimum lease payments	$5,371
Less effects of discounting	(787)
Present value of future minimum lease payments	$4,584

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

Restricted Stock Awards

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested at December 31, 2020	390,787	$13.56
Granted	230,976	37.22
Vested	(67,816)	(29.87)
Forfeited	(23,950)	(12.90)
Nonvested at September 30, 2021	529,997	$10.90

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

vest one year from the grant date, and the remaining 34,090 will vest 18 months from the grant date. The fair value of the Company’s restricted stock awards granted in March 2021 was $44.00 per share based on the Company’s closing stock price on the grant date.

Stock Option Awards

A summary of stock option activity under the Plans are as follows:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	in Years	intrinsic value
				(in thousands)
Balance at December 31, 2020	47,332	$8.03	8.8	$1,326
Granted	13,638	44.00
Exercised	(16,974)	4.71
Balance at September 30, 2021	43,996	$20.46	8.5	$510
Options exercisable at September 30, 2021	20,156	$4.71	7.5	$433

In March 2021, pursuant to the 2019 Plan, the Board granted stock option awards to the independent directors to acquire shares of common stock with an exercise price of $44.00 per share. The stock options will vest on the earlier of (a) one year from the date of grant and (b) the next annual stockholder meeting, subject to the director’s continued service on the Board.

Stock based compensation related to the Company’s stock plans are as follows (amount in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
General and administrative	$295	$97	$1,811	$322
Commission and other agent-related cost	474	—	1,022	—
Total stock-based compensation	$769	$97	$2,833	$322

The Company capitalized $0.6 million of stock-based compensation expense associated with the cost of developing software for internal use during the three and months ended September 30, 2021.

Note 13. Equity-classified Warrants

On August 4, 2020, the Company issued a warrant to the underwriter of its initial public offering (“IPO”) (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant is exercisable at a per share exercise price of $11.00, and is exercisable at any time from and after January 31, 2021 through August 4, 2025.

During the nine months ended September 30, 2021, no warrants to purchase common stock were issued, exercised, or expired.

Note 14. Related Party Transactions

Included in revenue for the three and nine months ended September 30, 2020 was approximately $0.1 million and $0.4 million, respectively, from a related party in exchange for the Company providing lead generation services.

Included in marketing expense for the three months ended September 30, 2021 and 2020 was approximately $0.1 million and less than $0.1 million, respectively, and for the nine months ended September 30, 2021 and 2020 was approximately $0.4 million and $0.1 million, respectively, to related parties in exchange for the Company receiving marketing services.

Note 15. Net (Loss) Income per Share Attributable to Common Stock

Basic net (loss) income per share of common stock is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net (loss) income per share is calculated

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(3,373)	$(184)	$(8,865)	$(66)

Weighted-average basic shares outstanding	14,312,675	12,156,111	13,948,862	10,721,917
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Stock options	—	—	—	—
Weighted-average diluted shares outstanding	14,312,675	12,156,111	13,948,862	10,721,917

Net loss per share - basic and diluted	$(0.24)	$(0.02)	$(0.64)	$(0.01)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options	43,996	37,130	43,966	37,130
Unvested restricted stock awards	529,997	214,329	529,997	214,329
Common stock warrants	240,100	240,100	240,100	240,100

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

The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The adoption of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the three and nine months ended September 30, 2021 or the year ended December 31, 2020. Currently, the statute of limitations remains open subsequent to and including the year ended December 31, 2016.

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

The effective tax rate differed significantly in the nine months ended September 30, 2021 from prior periods. The Company has historically maintained a valuation allowance against deferred tax assets and reported only minimal current state tax expense. The Company recorded an income tax benefit of approximately $2.8 million and income tax expense of $33,500 for the nine months ended September 30, 2021 and 2020 respectively. The tax benefit for the nine months ended September 30, 2021 is primarily the result of the release of the valuation allowance against historical deferred tax assets and recognition of benefit from the current year projected loss. Net deferred tax liabilities of approximately $3.2 million recorded in connection with the E4:9 Holdings, Inc. and LiveBy, Inc acquisitions provide a source of taxable income to support the realizability of approximately $1.6 million of pre-existing deferred tax

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

assets, as well as currently generated deferred tax assets from the projected loss for the year. The taxable temporary differences relating to the amortizable intangible assets support the realization of the net operating loss carryforwards. As a result of the transactions, the Company discretely released the historical valuation allowance and recognized a deferred tax benefit on a portion of current year losses. The remainder of the benefit not recorded in the period ended September 30, 2021 is expected to be recognized in the period ending December 31, 2021. The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses.

Note 17. Segment Reporting

The Company identifies an operating segment as a component: (i) that engages in business activities from which it may earn revenues and incur expenses; (ii) that has available discrete financial information; and (iii) whose operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”) to allocate resources and to assess the operating results and financial performance of each operating segment.

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

During the three months ended June 30, 2021, the Company identified three reportable segments: Real Estate Brokerage, Mortgage, and Technology. Through its Real Estate Brokerage segment, the Company provides real estate brokerage services. Through its Mortgage segment, the Company provides residential loan origination and underwriting services. Through its Technology segment, the Company provides SaaS solutions and data mining for third party customers to develop its intelliAgent platform for current use by the Company’s real estate agents. As a result, the Company has modified the presentation of its segment financial information with retrospective application to all prior periods presented.

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

Key operating data for the reportable segments for the three and nine months ended September 30, 2021 and are set forth in the tables below (amount in thousands). The Company has included the results of the acquisitions from the acquisition date. As such, the

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

key operating data for the three and nine months ended September 30, 2020 include only the result of the Real Estate Brokerage reportable segment.

	Revenue
	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Real Estate Brokerage	$95,300	$55,848	$224,702	$123,375
Mortgage	2,623	—	4,125	—
Technology	679	—	1,278	—
Corporate and other services (a)	2,338	—	4,664	—
Total Company	$100,940	$55,848	$234,769	$123,375

	Adjusted EBITDA
	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Real Estate Brokerage	$199	$6	$188	$469
Mortgage	(101)	—	(991)	—
Technology	56	—	(566)	—
Total Segment Adjusted EBITDA	154	6	(1,369)	469
Corporate and other services (a)	(1,961)	—	(4,755)	—
Total Company Adjusted EBITDA	$(1,807)	$6	$(6,124)	$469
Less:Depreciation and amortization	(931)	(45)	(1,778)	(108)
Other income (expense), net	102	(16)	190	(71)
Income tax benefit (expense)	210	(32)	2,820	(34)
Stock based compensation	(770)	(97)	(2,833)	(322)
Transaction-related costs	(177)	—	(1,140)	—
Net loss	$(3,373)	$(184)	$(8,865)	$(66)
(a)	Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and Other services line.

Note 18. Commitments and Contingencies

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, brokerage or real estate disputes, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and vicarious liability based upon conduct of individuals or entities outside of the Company’s control, including agents and third party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of September 30, 2021, there was no material litigation against the Company.

Encompass Net Worth Requirements

In order to maintain approval from the U.S. Department of Housing and Urban Development to operate as a Title II non-supervised mortgagee, Encompass is required to maintain adjusted net worth of $1,000,000 and must maintain liquid assets (cash, cash equivalents, or readily convertible instruments) of 20% of the required net worth. As of September 30, 2021, Encompass had adjusted net worth of approximately $2.4 million and liquid assets of $2.5 million.

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 19. Subsequent Events

All subsequent events requiring recognition as of September 30, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with ASC Topic 855 - Subsequent Events.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other filings with the Securities and Exchange Commission (“SEC”). As a result of these and other factors, the Company might experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, liquidity, operating results, and common stock prices. Furthermore, this document and other documents filed by the Company with the SEC contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company. Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “might,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives and regarding the anticipated impact of COVID-19 are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in this Quarterly Report on Form 10-Q, which could cause actual results to differ materially from these Forward-Looking Statements. The Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

The terms the “Company,” “Fathom,” “we,” “us,” and “our” as used in this report refer to Fathom Holdings Inc. and its consolidated subsidiaries unless otherwise specified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s consolidated financial statements and the related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in our Annual Report on Form 10-K, and our audited consolidated financial statements and related notes set forth in our Annual Report on Form 10-K. See Part II, Item 1A, “Risk Factors,” below, and “Special Note Regarding Forward-Looking Information,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our Forward-Looking Statements. All statements herein regarding the likely impact of COVID-19 and other potential risks constitute Forward-Looking Statements. When we cross-reference to a “Note,” we are referring to our “Notes to Unaudited Condensed Consolidated Financial Statements,” unless the context indicates otherwise. All amounts noted within the tables are in thousands except per share amounts or where otherwise noted and percentages are approximate due to rounding.

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

Fathom Realty Holdings, LLC, a Texas limited liability company (“Fathom Realty”), is a wholly owned subsidiary of Fathom Holdings Inc. that was formed on April 11, 2011 and is headquartered in Cary, North Carolina. Fathom Realty owns 100% of 34 subsidiaries, each an LLC representing the state in which the entity operates (e.g., Fathom Realty NJ, LLC).

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

COVID-19 has materially and adversely affected businesses worldwide. While the Federal Reserve’s quantitative easing and lowering of interest rates could offset some of the negative impacts on housing demand, it is too early to determine whether the lower interest rates can overcome the current economic concerns and rising uncertainty. According to the NAR housing statistics, existing home sales rose 7% on a seasonally adjusted annual rate from August to September, with no region showing a sales decline. The inventory of unsold homes decreased 13% to 1.27 million year-over-year, which is equivalent to 2.4 months of the monthly sales pace. The median existing-home sales price rose at a year-over-year pace of 13%. We believe these trends were driven by declining mortgage rates, a decline in inventory, and an increasing demand for remote workspace, among other factors.

Despite the ongoing Pandemic, the Company’s transactions and base of agents increased during 2020 and during the first nine months of 2021. However, while the Company believes it is well positioned in times of economic uncertainty, it is not able to estimate the effects of COVID-19, including specifically the Delta variant and/or other variants, on its results of operations, financial condition, or liquidity for the year ending December 31, 2021 and beyond. If the Pandemic continues, it might have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations.

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

We had the following number of agents as of:

	September 30,
	2021	2020	Change
Agents	7,536	5,026	50%

Agent Equity Ownership

Effective January 1, 2019, agents can receive stock grants, which vest in three years based on continued affiliation with the Company, in two ways: 1) when the agent closes a sale of a property for the Company; and 2) when the agent refers another agent to join the Company. These stock grants are granted quarterly.

Reportable Segments

Historically, as the Company has primarily operated as a cloud-based real estate brokerage and as management has not made operating decisions nor assessed performance based on geographic locations, the Company has aggregated its identified operating segments for reporting purposes and has had one reportable segment. Subsequent to completing its acquisition of LiveBy and E4:9 in the second quarter of 2021, the Chief Operating Decision Maker began making operating decisions and assessing performance based on the services of identified operating segments and has since identified three reportable segments: Real Estate Brokerage; Mortgage; and Technology.

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

Depreciation and amortization

Depreciation and amortization represent the depreciation charged on our fixed assets and intangible assets. Depreciation expense is recorded on a straight-line method, based on estimated useful lives of five years for computer hardware and software, seven years for furniture and equipment and seven years for vehicles. Leasehold improvements are depreciated over the lesser of the life of the lease term or the useful life of the improvements. Amortization expense consists of amortization recorded on acquisition-related intangible assets. Customer relationships are amortized on an accelerated basis, which coincides with the period of economic benefit we expect to receive. All other finite-lived intangibles are amortized on a straight-line basis. In accordance with GAAP, we do not amortize goodwill.

Income Taxes

U.S. federal and state income tax benefits for all the historical net losses and a portion of the current net losses generated has been recognized in the period ended September 30, 2021. Previously the tax benefits had not been recognized due to our uncertainty of realizing a benefit from those items. As a result of certain acquisitions this period, we expect to realize the pre-existing and a portion of currently generated deferred tax assets due to future taxable income expected and the reversal of taxable temporary differences. As of December 31, 2020, we had federal net operating loss carryforwards of approximately $9.2 million and state net operating loss carryforwards of approximately $4.5 million. Losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar state law provisions.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020 (amount in thousands)

Revenue

	Three Months Ended
	September 30,		Change
	2021	2020	Dollars	Percentage
Gross commission income	$95,300	$55,848	$39,452	71%
Other service revenue	5,640	—	5,640	100%
Total revenue	$100,940	$55,848	$45,092	81%

For the three months ended September 30, 2021, gross commission income increased by approximately $39.5 million or 71%, as compared with the three months ended September 30, 2020. This increase was primarily attributable to an increase in transaction volume and to an increase in average revenue per transaction due to rising home prices. During the three months ended September 30, 2021, transaction volume increased by 42% to approximately 11,500 transactions compared to approximately 8,100 transactions for the three months ended September 30, 2020. Our transaction volume increased primarily due to the organic growth in the number of agents contracted with us and agents acquired through the acquisitions of Red Barn and Epic. During the three months ended September 30, 2021, average revenue per transaction increase by 20% to $8,288 from $6,895 during the three months ended September 30, 2020.

For the three months ended September 30, 2021, other service revenue was approximately $5.6 million and was attributable to the Company’s acquisitions of Verus, E4:9 and LiveBy. See Note 3 to our consolidated condensed financial statements for information about these acquisitions.

Operating Expenses

	Three Months Ended
	September 30,		Change
	2021	2020	Dollars	Percentage
Commission and other agent-related costs	$91,263	$52,871	$38,392	73%
Operations and support	2,029	—	2,029	100%
General and administrative	9,811	2,851	6,960	244%
Marketing	591	218	373	171%
Depreciation and amortization	931	44	887	2,016%
Total operating expenses	$104,625	$55,984	$48,641	87%

For the three months ended September 30, 2021, commission and other agent-related costs increased by approximately $38.4 million, or 73%, as compared with the three months ended September 30, 2020. Commission and other agent-related costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs are generally correlated with recognized revenues. As such, the increase in commission and other agent-related costs compared to the same period in 2020 was primarily attributable to an increase in agent commissions paid due to higher transaction volume and rising home prices.

For the three months ended September 30, 2021, operations and support expenses were approximately $2.0 million and were attributable to the Company’s acquisitions of Verus, E4:9 and LiveBy.  See Note 3 to our condensed consolidated financial statements for information about these acquisitions.

For the three months ended September 30, 2021, general and administrative expenses increased by approximately $7.0 million, or 244%, as compared with the three months ended September 30, 2020. The Company’s acquisitions since the fourth quarter of 2020 contributed approximately $4.0 million in general and administrative expenses during the three months ended September 30, 2021. The increase was also attributable to our growth and to our becoming a public company, including a $1.4 million increase in payroll salaries and benefits due to increased staffing, a $0.4 million increase in professional fees, a $0.3 million increase in non-cash share-based compensation expense, and to $0.1 million in transaction and acquisition costs.

For the three months ended September 30, 2021, marketing expenses increased by approximately $0.4 million, or 171%, as compared with the three months ended September 30, 2020. The increase was attributable to an increase in direct advertising costs primarily related to the Company’s expansion in new regions and markets.

For the three months ended September 30, 2021, depreciation and amortization expenses increased by approximately $0.9 million, or 2,016%, as compared with the three months ended September 30, 2020. The increase in depreciation and amortization expense is due to the amortization of the intangible assets acquired in connection with the acquisition of Red Barn, E4:9, LiveBy, and Epic as well as an increase in depreciation expense due to an increase in our depreciable asset base.

Income Taxes

The Company recorded an income tax benefit of $0.2 million and income tax expense of less than $0.1 million for the three months ended September 30, 2021 and 2020, respectively. The tax benefit for the three months ended September 30, 2021 is primarily the result of the release of the valuation allowance against historical deferred tax assets and recognition of benefit from the current year projected loss. Net deferred tax liabilities of approximately $3.2 million recorded in connection with the E4:9 Holdings, Inc. and LiveBy, Inc acquisitions provide a source of taxable income to support the realizability of approximately $1.6 million of pre-existing deferred tax assets, as well as currently generated deferred tax assets from the projected loss for the year. The taxable temporary differences relating to the amortizable intangible assets support the realization of the net operating loss carryforwards. As a result of the transactions, the Company discretely released the historical valuation allowance and recognized a deferred tax benefit on a portion of current year losses. The remainder of the benefit not recorded in the period ended September 30, 2021 is expected to be recognized in the period ending December 31, 2021. The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses.

Comparison of the Nine Months Ended September 30, 2021 and 2020 (amount in thousands)

Revenue

	Nine Months Ended
	September 30,		Change
	2021	2020	Dollars	Percentage
Gross commission income	$224,703	$123,375	$101,327	82%
Other service revenue	10,066	—	10,066	100%
Total revenue	$234,769	$123,375	111,394	90%

For the nine months ended September 30, 2021, gross commission income increased by approximately $101.3 million, or 82%, as compared with the nine months ended September 30, 2020. This increase was primarily attributable to an increase in transaction volume and to an increase in average revenue per transaction due to rising home prices. During the nine months ended September 30, 2021, transaction volume increased by 56% to approximately 28,400 transactions compared to approximately 18,200 transactions for the nine months ended September 30, 2020. Our transaction volume increased primarily due to the growth in the number of agents contracted with us and agents acquired through the acquisitions of Red Barn and Epic. During the nine months ended September 30, 2021, average revenue per transaction increase by 17% to $7,900 from $6,779 during the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, other service revenue was approximately $10.0 million and was attributable to the Company’s acquisitions of Verus, E4:9 and LiveBy. See Note 3 to our condensed consolidated financial statements for information about these acquisitions.

Operating Expenses

	Nine Months Ended
	September 30,		Change
	2021	2020	Dollars	Percentage
Commission and other agent-related costs	$214,392	$115,915	$98,477	85%
Operations and support	3,781	—	3,781	100%
General and administrative	25,321	6,727	18,594	276%
Marketing	1,371	587	785	134%
Depreciation and amortization	1,778	108	1,670	1,546%
Total operating expenses	$246,643	$123,337	123,306	100%

For the nine months ended September 30, 2021, commission and other agent-related costs increased by approximately $98.5 million, or 85%, as compared with the nine months ended September 30, 2020. Commission and other agent-related costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs are generally correlated with recognized revenues. As such, the increase in commission and other agent-related costs compared to the same period in 2020 was primarily attributable to an increase in agent commissions paid due to higher transaction volume and rising home prices.

For the nine months ended September 30, 2021, operations and support expenses were approximately $3.8 million and were attributable to the Company’s acquisition of Verus, E4:9 and LiveBy. See Note 3 to our consolidated condensed financial statements for information about these acquisitions.

For the nine months ended September 30, 2021, general and administrative expenses increased by approximately $18.5 million, or 274%, as compared with the nine months ended September 30, 2020. The Company’s acquisitions since the fourth quarter of 2020 contributed approximately $7.6 million in general and administrative expenses during the nine months ended September 30, 2021. The increase was also attributable to our growth and to becoming a public company, including a $4.4 million increase in payroll salaries and benefits due to increased staffing, a $1.0 million increase in professional fees, a $1.6 million increase in non-cash share-based compensation expense, a $0.6 million in recruiting cost, a $0.5 million increase in software expenses, and to $1.0 million in transaction and acquisition costs.

For the nine months ended September 30, 2021, marketing expenses increased by approximately $0.8 million, or 134%, as compared with the nine months ended September 30, 2020. The increase was primarily attributable to an increase in direct advertising costs primarily related to the Company’s expansion in new regions and markets.

For the nine months ended September 30, 2021, depreciation and amortization expenses increased by approximately $1.7 million, or 1,546%, as compared with the nine months ended September 30, 2020. The increase in depreciation and amortization expense is due to the amortization of the intangible assets acquired in connection with the acquisition of Red Barn, E4:9, LiveBy, and Epic as well as an increase in depreciation expense due to an increase in our depreciable asset base.

Income Taxes

The Company recorded an income tax benefit of approximately $2.8 million and income tax expense of less than $0.1 million for the nine months ended September 30, 2021 and 2020, respectively. The tax benefit for the nine months ended September 30, 2021 is primarily the result of the release of the valuation allowance against historical deferred tax assets and recognition of benefit from the current year projected loss. Net deferred tax liabilities of $3.2 million recorded in connection with the E4:9 Holdings, Inc. and LiveBy, Inc acquisitions provide a source of taxable income to support the realizability of $1.6 million of pre-existing deferred tax assets, as well as currently generated deferred tax assets from the projected loss for the year. The taxable temporary differences relating to the amortizable intangible assets support the realization of the net operating loss carryforwards. As a result of the transactions, the Company discretely released the historical valuation allowance and recognized a deferred tax benefit on a portion of current year losses. The remainder of the benefit not recorded in the period ended September 30, 2021 is expected to be recognized in the period ending December 31, 2021. The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses.

Liquidity and Capital Resources

Capital Resources

	September 30,	December 31,	Change
	2021	2020	Dollars	Percentage
Current assets	$28,826	$32,856	$(4,030)	12%
Current liabilities	25,775	4,990	20,785	417%
Net working capital	$3,051	$27,866	$(24,815)	(89)%

To date, our principal sources of liquidity have been the net proceeds we received through the IPO and, historically, private sales of our common stock, as well as proceeds from loans and operations. As of September 30, 2021, our available cash totaled approximately $8.8 million, which represented a decrease of $19.8 million compared to the year ended December 31, 2020. As of September 30, 2021, we had net working capital of approximately $3.1 million, which represented a decrease of $24.9 million compared to the year ended December 31, 2020. We anticipate that our existing balances of cash and cash equivalents and future expected cash flows generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months from the date of the issuance of the unaudited interim consolidated financial statements.

Our future capital requirements depend on many factors, including potential acquisitions, our level of investment in technology, and our rate of growth into new markets as well as the rate of growth for our mortgage lending and insurance businesses. Our capital requirements might also be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes to those that currently exist. Additionally, as the impact of COVID-19 on the economy and operations evolves, we will continuously assess our liquidity needs. We may need or seek advantageously to obtain additional funding through equity or debt financing, which might not be available on favorable terms or at all and could hinder our business and dilute our existing shareholders.

Cash Flows

Comparison of the Nine Months Ended September 30, 2021 and 2020 (amount in thousands)

	Nine Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Net cash used in operating activities	$(6,570)	$(330)	$(6,239)	1,885%
Net cash used in investing activities	$(13,562)	$(367)	$(13,195)	(3,595)%
Net cash provided by financing activities	$2,893	$31,111	$(28,218)	(91)%

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 consisted of a net loss of $8.9 million, non-cash charges of $1.4 million, including $2.8 million of share-based compensation expense, $0.2 million of bad debt, $0.1 million of gain on extinguishment of debt, and $1.8 million of depreciation and amortization, offset by $3.3 million in gains on the sales of mortgages and $2.9 million in deferred income taxes. Changes in assets and liabilities were primarily driven by a $0.4 million increase in accounts payable due primarily to the increase in agent transaction volume, a $1.8 million increase in accrued liabilities, a $2.4 million increase in escrow liabilities, and $0.7 million change in mortgage loans held for sale; partially offset by a $0.9 million increase in accounts receivable and a $0.8 million increase in prepaid and other current assets.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 consisted of $11.0 million for the purchases of a businesses and assets, net of cash acquired, $0.6 million for purchases of property and equipment, and $2.0 million for purchase of intangible assets.

Net cash used in investing activities for the nine months ended September 30, 2020 consisted of primarily $0.3 million in purchases of capitalized software as well as computers and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2021 consisted primarily of $2.4 million in net proceeds on our warehouse line of credit and $0.9 million in proceeds from our note payable, offset by $0.4 million in principal payments on note payables.

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

We define the non-GAAP financial measure of Adjusted EBITDA as net income (loss), excluding other (income) expense, income tax expense (benefit), depreciation and amortization, transaction costs and share-based compensation expense.

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to net income (loss), the closest comparable GAAP measure. Some of these limitations are that:

●	Adjusted EBITDA excludes share-based compensation expense related to restricted stock awards and stock options, which have been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy;
●	Adjusted EBITDA excludes transaction-related costs primarily consisting of professional fees and any other costs incurred directly related to acquisition activity, which is an ongoing part of our growth strategy and therefore likely to occur; and
●	Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation and amortization of property and equipment and acquired and internally developed intangible assets, however, the assets being depreciated and amortized may have to be replaced in the future.

The following tables present a reconciliation of net loss to Adjusted EBITDA, the most comparable GAAP financial measure, for each of the periods presented (amount in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(3,373)	$(184)	$(8,865)	$(66)
Other (income) expense, net	(102)	16	(190)	71
Income tax (benefit) expense	(210)	32	(2,820)	34
Depreciation and amortization	931	44	1,778	108
Transaction-related cost	177	—	1,140	—
Stock based compensation	770	97	2,833	322
Adjusted EBITDA	$(1,807)	$6	$(6,124)	$469

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

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The estimated fair values reflected in the acquisition accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements. For the business combination completed during the nine-month period ended September 30, 2021, the estimated fair value of identifiable intangible assets, primarily consisting of agent relationships, tradenames, customer relationships and technology, was determined using the relief-from-royalty and multi-period excess earnings methods. The most significant assumptions under these methods include the estimated remaining useful life, expected future revenue, annual agent revenue attrition, costs to develop new agents, charges for contributory assets, tax rate, discount rate and tax amortization benefit. Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of Management, and such variations may be significant to estimated values.

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. Goodwill is assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill for the three and nine months ended September 30, 2021.

Mortgage Loans Held for Sale

Mortgage loans held for sale represent loans that have forward sales commitments. Mortgage loans held for sale are carried at fair value under the fair value option with changes in fair value recorded in other service revenue on the statements of operations. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Realized losses are charged to expense as incurred. The fair value of mortgage loans held for sale is typically calculated using observable market information including pricing from actual market transactions, purchaser commitment prices, or broker quotations. The fair value of mortgage loans held for sale covered by purchaser commitments is generally based on commitment prices. The fair value of mortgage loans held for sale not committed to a purchaser is generally based on current delivery pricing using best execution pricing.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, and our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on the evaluation conducted, our Chief Executive Officer and President and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses discussed below.

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

We are continuing to implement a remediation plan to address the previously reported material weaknesses identified by hiring additional qualified accounting and financial reporting personnel, and further evolving our accounting processes and systems.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors that we have previously disclosed in our most recent Annual Report on Form 10-K, as filed with the SEC on March 24, 2021, and as amended on April 29, 2021, and as updated in our prior Quarterly Report on Form 10-Q, as filed with the SEC on August 12, 2021, although there have been recent signs of potential future increases in interest rates such as the announcement by the Federal Reserve that it intends to begin tapering off its bond purchasing program, and of potential softness in the real estate market such as Zillow Group, Inc.’s announcement of losses in and discontinuation of its home-buying program. The risks described in our Annual Report and our subsequent Quarterly Reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

None.

Use of Proceeds

On August 4, 2020, we completed our initial public offering (“IPO”). All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-235972), as amended (the “Registration Statement”), declared effective by the SEC on July 30, 2020.  There has been no material change in the expected use of the net proceeds from our IPO as described in our Registration Statement. The remaining net proceeds from our IPO have been invested in investment grade, interest-bearing instruments.

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

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2021 and 2020; (iii) Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2021 and 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2021 and 2020; and (v) Notes to Unaudited Financial Statements.

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

FATHOM HOLDINGS INC.

Date: November 10, 2021	By:	/s/ Marco Fregenal
Marco Fregenal
President and Chief Financial Officer (Principal Financial and Accounting Officer)