Form 10-K
period 2021-12-31
Fathom Holdings Inc.
filed 2022-03-09
CIK 1753162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

Based on the registrant’s closing price of $32.79 as quoted on the NASDAQ Capital Market on June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $169,317,461, Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2022, there were approximately 17,019,076 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2021. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

Fathom Holdings Inc.

FORM 10-K

December 31, 2021

NOTES

In this Annual Report on Form 10-K (this “Report”), and unless the context otherwise requires, “Fathom,” “we,” “us,” “our,” “the Company,” “our Company” and “our business” refer to Fathom Holdings Inc. and its direct and indirect subsidiaries as of December 31, 2021, taken as a whole.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Report regarding our strategy, future operations, future product research or development, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “goals,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “forecast” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Report include, but are not limited to, statements about:

●	our ability to remain an innovative leader in the real estate industry;
●	whether or not we are able to effectively manage rapid growth in our business;
●	the risks associated with the COVID-19 pandemic;
●	our ability to grow in the various local markets that we serve or expand into adjacent markets;
●	whether or not we are successful in identifying and pursuing new business opportunities;
●	our value proposition for agents, including allowing them to keep more of their commissions than traditional companies do, and receive equity in our Company;
●	our ability to make sure agents understand our value proposition so that we are able to attract, retain and incentivize agents;
●	our ability to attract and retain additional qualified agents and other personnel;
●	our ability to compete effectively with existing and new companies in the real estate industry;
●	the risks associated with making meaningful comparisons of successive quarters;
●	our non-GAAP operating performance, as reported using Adjusted EBITDA, which is not equivalent to net income (loss) as determined under GAAP;
●	our ability to protect the privacy of employees, independent contractors, or consumers or personal information that they share with us so that we do not harm our reputation and business;
●	our ability to be able to expand, maintain and improve the systems and technologies upon which we rely on to operate;

●	our ability to prevent security breaches, cybersecurity incidents, and interruptions, delays and failures in our systems and operations;
●	if we fail to maintain compliance with the law and regulations of federal, state, foreign, county governmental authorities, or private associations and governing boards;
●	our ability to sell originated loans;
●	our ability to obtain sufficient financing to fund the origination of mortgage loans and grow our mortgage business;
●	our ability to establish and maintain effective internal controls over financial reporting;
●	the risks associated with the loss of our current executive officers or other key management;
●	our ability to protect intellectual property rights;
●	our ability to be able to evaluate potential vendors, suppliers and other business partners for acquisition in order to accelerate growth;
●	our ability to integrate recently acquired businesses;
●	our future revenues and growth prospects and our dependence on other contractors;
●	our ability to obtain sufficient additional capital on reasonable terms in order to grow our business;
●	the risks associated with litigation filed by or against us, and adverse results therefrom;
●	our ability to manage technology that is currently being developed in foreign countries, including Brazil, which makes us subject to certain risks associated with foreign laws and regulations; and
●	other forward-looking statements discussed elsewhere in this Report.

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

Risks Related to Our Business

●	If we do not remain an innovative leader in the real estate industry, we might not be able to grow our business and leverage our costs to achieve profitability;
●	We might not be able to effectively manage rapid growth in our business;
●	The COVID-19 pandemic might have a material adverse effect on our businesses, financial condition, results of operations, and liquidity;
●	If we fail to grow in the various local markets that we serve or are unsuccessful in identifying and pursuing new business opportunities our long-term prospects and profitability will be harmed;
●	Our value proposition for agents includes allowing them to keep more of their commissions than traditional companies do, and receive equity in our Company, which is not typical in the real estate industry. If agents do not understand our value proposition, we might not be able to attract, retain and incentivize agents;
●	If we fail to expand effectively into adjacent markets, our growth prospects could be harmed;
●	We have a history of losses, and we might not be able to achieve or sustain profitability;
●	Our recent revenue growth rates might not be indicative of our future growth, and we might not continue to grow at our recent pace, or at all;
●	We currently are using and intend to continue to use Adjusted EBITDA, a non-GAAP financial measure, in reporting our annual and quarterly results of operations; however, Adjusted EBITDA is not equivalent to net income (loss) from operation as determined under GAAP, and shareholders may consider GAAP measures to be more relevant to our operating performance;
●	We participate in a highly competitive market, and pressure from existing and new companies might adversely affect our business and operating results;
●	Our operating results are subject to seasonality and vary significantly among quarters during each calendar year, making meaningful comparisons of successive quarters difficult;
●	If we fail to protect the privacy of employees, independent contractors, or consumers or personal information that they share with us, our reputation and business could be significantly harmed;
●	Our business could be adversely affected if we are unable to expand, maintain and improve the systems and technologies upon which we rely to operate;
●	Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, adversely impact our reputation and harm our business;
●	Our business, financial condition and reputation may be substantially harmed by security breaches, interruptions, delays and failures in our systems and operations;
●	We face significant risk to our brand and revenue if we fail to maintain compliance with the law and regulations of federal, state, foreign, or county governmental authorities, or private associations and governing boards;
●	Our mortgage business might be unable to sell its originated loans and, in that situation, Fathom will need to service the loans and potentially foreclose on the home by itself or through a third party, and either option could impose significant costs, time, and resources on Fathom. Our inability to sell originated loans could also expose us to adverse market conditions affecting mortgage loans;
●	If we are unable to obtain sufficient financing through warehouse credit facilities to fund origination of mortgage loans, then we may be unable to grow our mortgage business;
●	We might identify material weaknesses in the future that might cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective internal controls over financial reporting, our ability to accurately and timely report our financial results could be adversely affected;

●	Loss of our current executive officers or other key management could significantly harm our business;
●	Failure to protect intellectual property rights could adversely affect our business;
●	We may evaluate potential vendors, suppliers and other business partners for acquisition to accelerate growth but might not succeed in identifying suitable candidates or may acquire businesses that negatively impact us;
●	We have recently acquired businesses that are outside our core competencies as a real estate brokerage, which could be difficult to integrate, disrupt our core business, dilute stockholder value, and adversely affect our operating results and the value of our common stock;
●	Our future revenues and growth prospects could be adversely affected by our dependence on other contractors;
●	We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all;
●	We are subject to certain risks related to litigation filed by or against us, and adverse results might harm our business and financial condition;
●	We may experience significant claims relating to our operations, and losses resulting from fraud, defalcation or misconduct;
●	We might use interest rate derivatives from time to time to manage our exposure to interest rate risks associated with our mortgage business; and
●	Part of our technology is currently being developed in foreign countries, including Brazil, which makes us subject to certain risks associated with foreign laws and regulations.

Risks Related to Our Industry

●	Our results are tied to the residential real estate market and we might be negatively impacted by downturns in this market and general global economic conditions;
●	A lack of financing for homebuyers in the U.S. residential real estate market at favorable rates and on favorable terms could have a material adverse effect on our financial performance and results of operations; and
●	The occurrence of natural or man-made disasters or pandemics could adversely affect our operations, results of operations and financial condition.

Risks Related to Ownership of Our Common Stock

●	The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board of director members;
●	Our common stock price might fluctuate significantly, and the price of our common stock might be negatively impacted by factors which are unrelated to our operations;
●	Our amended and restated bylaws provide that, unless we consent in writing, North Carolina state court is, to the fullest extent permitted by law, the sole and exclusive forum for substantially all disputes between us and our shareholders. These choice of forum provisions could limit the ability of shareholders to obtain a favorable judicial forum for disputes with us or our directors, officers or employees;
●	Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our shareholders will not be able to receive a return on their shares unless they sell them;
●	Future sales of shares of our common stock by existing shareholders could depress the market price of our common stock;
●	Joshua Harley, our Chief Executive Officer and Executive Chairman of the Board, together with Marco Fregenal, our President and Chief Financial Officer, and a director, and Glenn Sampson, a significant shareholder and director, own a significant percentage of our stock, and as a result, they can take actions that may be adverse to the interests of the other shareholders and the trading price for our common stock may be depressed; and
●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

PART I

Item 1. Business.

Overview

Fathom Realty LLC was originally founded in January of 2010 and later incorporated as Fathom Holdings Inc. in the state of North Carolina on May 5, 2017. We are a national, technology-driven, real estate services platform integrating residential brokerage, mortgage, title, insurance, and Software as a Service ("SaaS”) offerings to brokerages and agents by leveraging our proprietary cloud-based software, intelliAgent. The Company’s brands include Fathom Realty, Dagley Insurance, Encompass Lending, intelliAgent, LiveBy, Real Results, and Verus Title.

For our core business, Fathom Realty, our low-overhead business model leverages our proprietary software platform for management of real estate brokerage back-office functions, without the cost of physical brick and mortar offices or of redundant personnel. As a result, we are able to offer our agents the ability to keep significantly more of their commissions compared to traditional real estate brokerage firms; we do not split our agents’ commissions, but rather charge a flat fee per real estate transaction. We believe we offer our agents some of the best technology, training, and support available in the industry. We also offer our agents valuable benefits, including equity in our Company if they achieve revenue and growth goals, as well as what we believe is relatively broad and affordable healthcare coverage in many of our markets. We believe our commission structure, business model, advanced technology offerings, and our focus on treating our agents well attract more agents and higher producing agents to join and stay with our Company.

Fathom Realty’s commission model is designed to empower real estate agents to build a more profitable business by allowing them to keep a high percentage of their commission without sacrificing support, technology, or training. We believe that by simply joining our company, agents from traditional model brokerages can increase their income by over 25% on average. More importantly, agents are able to take that increase and reinvest it into their marketing thereby increasing their number of transactions and revenue which also benefits Fathom.

Generally speaking, there are only two ways to make more money in real estate: increase revenue or decrease expenses. In a slowing housing market, it’s difficult to increase revenue when agents are fighting over a piece of a smaller pie. Our low flat transaction fee provides agents money to outspend their competition on marketing while netting the same amount of money as an agent at a traditional brokerage. With our low flat transaction fee, even during a decline in the housing market where home sales decline by 20%, we believe most real estate agents can net as much income as they did the year before at a traditional brokerage. In other words, they may close 20% fewer homes but could earn the same income as before. We believe this can prove to be a tailwind for Fathom while it could be a headwind for many traditional brokerages.

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

We recognize revenue primarily through the commissions that our agents charge their clients. From the gross commission income, we keep a flat transaction fee of $450 and the remainder is paid to the agent. Annually for each agent, this $450 transaction fee is charged for the agent’s first 12 sales per agent’s anniversary year and then $99 per sale for the rest of their anniversary year. For leases, we recognize revenue through lease commissions negotiated between our agents and landlords, and we retain $85 per transaction and the remainder is paid to the agent. Each year, every agent also pays a fee of $500 on their first sale (recognized in Commission and other agent-related costs over the year), which helps cover our operating costs such as technology, errors and omissions insurance, training, and oversight. In 2021, our average cost to recruit a new agent was $985 and our annual costs associated with each agent was $300, so we break even in an agent’s first year if he or she makes just two sales. Effective January 1, 2022, agents will pay a $600 annual fee, up from $500, and $500 for each of their first 12 completed transactions, up from $450.

In just twelve years since we launched our Company, we have grown rapidly with operations in 35 states or districts. We achieved gross commission income of approximately $314 million on $12.2 billion in real estate sales volume in 2021. As of December 31, 2021, we had 8,100 agents and brokers working for us.

In March of 2021, we were ranked the #9 largest independent real estate brokerage firm and the #15 overall largest brokerage firm in the United States. These rankings were published by The Real Trends Five Hundred based on several criteria including transaction sides, sales volume, affiliation, top movers, core services, and others. Fathom also was listed in the top three of the Top Places to Work in Dallas Fort Worth, five years in a row by the Dallas Morning News.

In November of 2020, we finalized our acquisition of Verus Title Inc., a technology-based provider of title insurance services for the residential real estate market (“Verus”). Verus currently operates in 28 states or districts, utilizing a virtual model with minimal offices, with plans for a full U.S. rollout over the long-term. We have seen and believe this acquisition will continue to have the potential to increase our revenue per agent and per transaction as we integrate Verus into our various markets across the United States.

During the year ended December 31, 2021, Fathom significantly grew its agent network, expanded its technology offerings, and entered into the residential mortgage lending and home and other insurance businesses via completing five business combinations and an asset acquisition.

In March 2021, the Company completed its acquisitions of Red Barn Real Estate, LLC (“Red Barn”) and Naberly Inc. (“Naberly”). The acquisition of Red Barn, a real estate brokerage business, is expected to help us to expand our reach in the Atlanta region real estate market. The acquisition of Naberly is facilitating our further development of our proprietary intelliAgent platform to enhance offerings and improve operational efficiency.

In April 2021, the Company completed its acquisition of E4:9 Holdings, Inc. (“E4:9). The acquisition of E4:9 is part of our vision to build a vertically integrated, end-to-end real estate operation by offering mortgage and insurance services to our agents to further serve our customers.

Also in April 2021, the Company completed its acquisition of LiveBy, Inc. (“LiveBy”). We believe the acquisition of LiveBy and its hyperlocal data and technology platform builds credibility for our real estate agents in their respective geographic areas by showcasing their local expertise and helping customers discover the best locations in which to live.

In June 2021, the Company completed its acquisition of Epic Realty (“Epic”). The acquisition of Epic, a real estate brokerage business, should help us to expand our reach in the Idaho real estate market. We further augmented our realty presence in Idaho with the addition of Woodhouse Group Realty (“Woodhouse”) in November 2021.

In February 2022, the Company completed its acquisition of iPro Realty Network (“iPro”). The acquisition of iPro, a real estate brokerage business, is expected to help us to expand our reach in the Utah real estate market.

In February 2022, the Company completed its acquisition of Cornerstone Financial (“Cornerstone”). The acquisition of Cornerstone, a real estate mortgage business, should help us to expand our reach in the DC and surrounding markets.

Industry Background

We primarily operate in the U.S. residential real estate industry, which is approximately a $2 trillion industry based on 2021 transaction volume (i.e., average home sale price times number of new and existing home sale transactions). Our agents also opportunistically engage in commercial real estate transactions. We derive the majority of our revenues from serving buyers and sellers of existing homes. According to the National Association of Realtors, or NAR, existing home sales represent approximately 83% of the overall market by number of transactions.

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

Despite this industry growth, we believe that many traditional real estate brokerage companies have business models and practices that hinder their growth and profitability. They often have numerous physical offices throughout the territories they cover, with the associated personnel overhead costs, and have been slow to adopt cost-saving technology in an increasingly price-sensitive and competitive environment. In addition, residential real estate brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold. As a result, while the traditional real estate brokerage companies generally benefit from rising home prices and increasing home sale transactions, they can be adversely impacted by falling home prices.

Industry Trends

We believe the following trends have impacted the U.S. real estate market and that their impact will continue to accelerate:

●	according to NAR, 95% of homebuyers use the Internet to search for homes, illustrating the importance of technology and lack of importance of expensive brick and mortar offices to the industry, while only 1% found their agent through the agent’s office;
●	nevertheless, according to NAR, 87% of home buyers and 90% of home sellers still used an agent or broker in 2021, down from 89% and 91% in 2020, for various reasons, including the relative size, importance and infrequency of a home sale for any individual;
●	the complexity of the home sale process continues to require the best personal service possible, while technology can make the process and business more efficient;
●	downturns are inevitable, favoring companies with lower cost business models that also pay agents higher commissions; and
●	demographics would indicate continued long-term growth, with household growth expected to average about 1.36 million annually from 2015-2025 and about 1.15 million annually from 2025-2035, according to the 2017 State of the Nation’s Housing Report compiled by the Harvard Joint Center for Housing Studies.

Our Strategy

Our goal is to be one of the leading 100% commission real estate brokerages in the United States while offering superior customer service, state of the art technology, and a great company culture. We have grown rapidly since inception, and plan to accelerate our growth through the following aspects of our vision:

●	offer full brokerage services via our technology-enabled, low-overhead business model;
●	attract and retain high-producing agents by offering high compensation per transaction and industry-leading benefits;

●	use our publicly traded stock to further incentivize agents;
●	continue to enhance and develop our proprietary software platform to facilitate our own business and potentially increase our revenue by licensing it to others; and
●	pursue further growth through potential acquisitions, including using our publicly traded stock as consideration.

Technology

Fathom Realty operates primarily as a cloud-based real estate brokerage by utilizing our consumer-facing website, https://www.FathomRealty.com, and our internal proprietary technology, intelliAgent®, to manage our brokerage operations. Through our website, we provide buyers, sellers, landlords, and tenants with access to all of the available properties for sale or lease on the multiple listing service, or MLS, in each of the markets in which we operate. We provide each of our agents their own personal website that they can modify to match their personal branding. Our website also gives consumers access to our network of professional real estate agents and vendors. Through a combination of our proprietary technology platform and a few third-party systems, we provide our agents with marketing, training, and other support services, as well as client and transaction management. Our technology, services, data, lead generation, and marketing tools are designed to allow our agents to leverage them to represent their real estate clients with best-in-class service.

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

Specifically, using advanced Internet-based software, we can improve compliance and oversight while providing, at no cost to our agents, technology tools and services to our agents and their customers, including:

●	a robust, mobile-friendly, customer-facing corporate website providing access to view all homes for sale and lease in the markets that we serve, with the ability to search and save favorite properties and receive alerts for new properties that fit their criteria;
●	a customizable, mobile-friendly, agent website with home search, lead capture, and blogging capabilities;
●	an advanced customer relationship management system, with visitor tracking, property alerts, and customer communication, all designed to help convert leads into customers;
●	social media tools to enhance agent marketing and visibility;
●	streamlined solicitation, collection, verification and posting of customer testimonials;
●	single property websites for our agents’ listings;
●	a wide array of on-demand training modules for the professional development of agents at all levels of experience; and
●	agent access to intelliAgent®, which is described in more detail below.

Our proprietary intelliAgent® real estate technology platform is designed to provide a suite of brokerage and agent level tools, technology, business processes, business intelligence and reporting, training, customer relationship management, social media marketing and other marketing and marketing repository, along with a future marketplace for add-on services and third-party technology. Our intelliAgent rollout strategy began with the core technology needed by every real estate brokerage to manage its agents, its agents’ transactions, commission structures, payments, and compliance, as well as the ability to gain a better understanding as to what is happening in the business through business intelligence and robust reporting. IntelliAgent has since grown to include brokerage and agent level websites, content creation and management, customer relationship management, social media marketing, agent reviews, training platform, and marketing repository. Our technology roadmap includes our own fully-integrated e-signature platform, goal setting and accountability for agents, expense tracking for agents, and APIs for integration with additional third-party tools. We intend for intelliAgent to be more than just a technology platform for Fathom; we might someday use a simplified version of intelliAgent as a platform to unify independent brokerages through a smarter broker network allowing them to effectively compete against larger regional and national brands. This should allow us to monetize a portion of our technology and generate revenue from small to medium sized brokerages and agents who would not otherwise join our company. We believe that intelliAgent also provides us with the platform needed to more fully integrate our mortgage, title, and insurance companies that are part of Fathom Holdings. This deeper integration is designed to encourage a higher level of agent adoption and use of our various services companies and therefore create a better agent experience, customer experience, and generate higher revenues for our company and add value for our shareholders.

In addition to building intelliAgent internally, in March 2021 we acquired Naberly, a home search website and customer relationship management technology company, to help us achieve technology independence, which should further enhance our proprietary intelliAgent platform to give us a stronger competitive advantage. Naberly should also allow us to further improve our operational efficiency while reducing costs over time. Providing even more robust technology to help our agents grow their businesses is a key strategy to continuing our solid agent growth trajectory, and we believe that Naberly will help us achieve that goal, while also potentially providing new opportunities to generate additional SaaS revenue. With this acquisition, we also intend to roll out an enhanced version of the Naberly platform to launch a national real estate portal to help generate leads for our Fathom agents, as well as non-Fathom agents, in the markets in which we are not currently operating.

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

In a recent study by NAR,only 1% of home sellers chose their agent because of the brand they are with. We believe home buyers and sellers choose the agent because of their individual marketing prowess, professionalism, and personality. To capitalize on this, we focus on helping our agents improve professionally and increase their financial ability to invest in their personal marketing, and therefore capture a greater market share. We believe our business model is particularly attractive to productive agents, as illustrated by the Fathom agent information set forth in the following chart:

Cost Structure

The lower overall cost of operating our business virtually has enabled us to offer our agents a 100% commission model. We charge each agent a flat fee per real estate transaction. Consequently, this higher commission paid to our agents combined with our unique delivery of support services and the flexibility it provides for agents has facilitated our growth over the past several years. We also differentiate ourselves by not charging our agents royalties or franchise fees. A commission calculator on our website allows agents to determine how much money they could make if they join our company.

We believe we offer agents further opportunity to increase their overall revenue and income, because they can invest the additional income earned under our fee structure in incremental marketing.

Our Markets

Currently, our market is the United States. We currently operate in approximately 113 local markets which are located in the following 36 states or districts:

Alabama	Louisiana	Ohio

Arizona	Maryland	Oklahoma

Arkansas	Massachusetts	Oregon

California	Michigan	South Carolina

Colorado	Minnesota	Tennessee

Florida	Missouri	Texas

Georgia	Montana	Utah

Hawaii	Nevada	Virginia

Idaho	New Hampshire	Washington

Illinois	New Jersey	West Virginia

Indiana	New Mexico	Wisconsin

Kentucky	North Carolina	Washington D.C.

We primarily target urban or suburban cities or regions with populations of at least 50,000, of which there are approximately 775 in the United States. We believe this provides us opportunity for continued growth. We have expanded rapidly since our inception twelve years ago. As we continue to expand, we might also plan to target smaller rural markets as well as move into Canada.

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

We compete with three major categories of competitors:

●	national independent real estate brokerages, franchisees of national and regional real estate franchisors, regional independent real estate brokerages, and discount and limited-service brokerages;
●	companies that employ technologies intended to disrupt the traditional brokerage model or eliminate agents from, or minimize the role they play in, the home sale transaction, such as through the reduction of brokerage commissions; and
●	other non-traditional models that operate outside of the brokerage industry, such as companies that leverage capital to purchase homes directly from sellers.

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

Intellectual Property

We have a registered trademark with the USPTO for the name and logo of “intelliAgent” and “Fathom Realty”, as they relate to real estate and associated industries. We also own the rights to the domain names FathomHoldings.com, FathomRealty.com, FathomCareers.com, intelliAgent.com, Naberly.com, and LiveBy.com.

We have developed and own the intelliAgent software. We also license lesser third-party software, but none of which we believe is critical to our ability to compete or operate effectively. While we currently utilize these vendors to provide our services in the short-term, we believe other alternatives are available in the longer term, should they be needed, to license or develop replacement technology. Our March 2021 acquisition of Naberly is designed to reduce our need for third party software.

If necessary, we will aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property. We protect these rights through trademark law, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that we will be able to protect our proprietary rights and information, we intend to assert our intellectual property rights against any infringement. While an assertion of our rights could result in a substantial cost and diversion of management effort, we believe the protection and defense against infringement of our intellectual property rights are essential to our business. There is also risk that someone else will claim that we are violating their intellectual property rights, which could cost money and time to defend, even if we are successful.

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

Home sales in successive quarters can fluctuate widely due to a wide variety of factors, including holidays, national or international emergencies, the school year calendar’s impact on timing of family relocations, interest rate changes, speculation of pending interest rate changes and the overall macroeconomic market. Our revenue and operating margins each quarter will remain subject to seasonal fluctuations, poor weather, natural disasters and macroeconomic market changes that may make it difficult to compare or analyze our financial performance effectively across successive quarters.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, moved authority to administer RESPA from the Department of Housing and Urban Development to the new Consumer Financial Protection Bureau, or the CFPB. The CFPB released a five-year strategic plan in February 2018 indicating that it intends to continue to focus on protecting consumer rights while engaging in rulemaking to address unwarranted regulatory burdens. As a result, the regulatory framework of RESPA applicable to our business may be subject to change. The Dodd-Frank Act also increased regulation of the mortgage industry, including: (i) generally prohibiting lenders from making residential mortgage loans unless a good faith determination is made of a borrower’s creditworthiness based on verified and documented information; (ii) requiring the CFPB to enact regulations to help assure that consumers are provided with timely and understandable information about residential mortgage loans that protect them against unfair, deceptive and abusive practices; and (iii) requiring federal regulators to establish minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize without retaining any of the loans’ default risk. In addition, federal fair housing laws generally make it illegal to discriminate against protected classes of individuals in housing or brokerage services. Other federal laws and regulations applicable to our business include (i) the Federal Truth in Lending Act of 1969; (ii) the Federal Equal Credit Opportunity; (iii) the Federal Fair Credit Reporting Act; (iv) the Fair Housing Act; (v) the Home Mortgage Disclosure Act; (vi) the Gramm-Leach-Bliley Act; (vii) the Consumer Financial Protection Act; (viii) the Fair and Accurate Credit Transactions Act; and (ix) the Do Not Call/Do Not Fax Act and other federal and state laws pertaining to the privacy rights of consumers, which affects our opportunities to solicit new clients.

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

States may require a person licensed as a real estate agent, sales associate or salesperson to be affiliated with a broker in order to engage in licensed real estate brokerage activities or allow the agent, sales associate or salesperson to work for another agent, sales associate or salesperson conducting business on behalf of the sponsoring agent, sales associate or salesperson. Agents, sales associates or salespersons are generally classified as independent contractors; however, real estate firms can also offer employment.

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

Human Capital

As of December 31, 2021, we had 244 full-time employees.

Our operations are overseen directly by management. Our management oversees all responsibilities in the areas of corporate administration, training, agent relations, business development, technology, and research. We intend to expand and retain our current management and skilled employees with experience relevant to our businesses.

As of December 31, 2021, we had 8,100 agents whom we classify as independent contractors.

None of our employees or agents are represented by unions, and we believe our employee and agent relations are good.

Information about our Executive Officers

The following table sets forth current information concerning our executive officers:

Name	Age	Position
Joshua Harley	45	Chairman, Chief Executive Officer, Director

Marco Fregenal	58	President and Chief Financial Officer, Director

Samantha Giuggio	52	Chief Brokerage Operations Officer

Joshua Harley – Chairman, Chief Executive Officer, Director

Joshua Harley, our founder, has been our Chairman and Chief Executive Officer since 2010. From 2007 to 2009, Mr. Harley served as Chief Executive Officer and Founder of Texas Home Central. Prior to that, Mr. Harley was an Internet Manager at Highland Homes from 2005 to 2007. From 2003 to 2005, Mr. Harley served as Founder and President of Everdrive Solutions, assisting automotive dealerships with outsourced internet sales and training. From 1995 until 2003, Mr. Harley served in the United States Marine Corps as an Infantry Sergeant, Instructor at the School of Infantry, and a Hand-to-Hand Combat Instructor.

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

Our corporate website address is www. fathominc.com. The information contained in, or that can be accessed through, our website is not part of this Report.

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

Since early 2020, the COVID-19 pandemic has had a profound effect on the global economy and financial markets. This unprecedented situation has created considerable risks and uncertainties for the U.S. real estate services industry in general and for the Company in particular, including those arising from the potential adverse effects on the economy as well as risks related to employees, independent agents, and consumers. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the extent and duration of the spread of the outbreak, the extent of governmental regulation (including, but not limited to, mandated “shelter in place” or other regulations that, for example, preclude or strictly limit open houses or in-person showings of properties), the impact on capital and financial markets and the related impact on consumer confidence and spending, and the magnitude of the financial and operational consequences to our agents and brokers, all of which are highly uncertain and cannot be predicted. The recent spread of the Delta and Omicron variants of COVID-19, which are more transmissible than other variants to date, may extend the impact of COVID-19 on our business.

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

Participation in our commission plan represents a key component of our agent and broker value proposition. Agents might not understand or appreciate our value. In addition, agents might not appreciate other components of our value proposition including the systems and tools that we provide to agents, and the professional development opportunities we create and deliver. We compete with many other real estate brokerages for qualified agents and if agents do not understand the elements of our agent value proposition, or do not perceive it to be more valuable than the models used by most competitors, we might not be able to attract, retain and incentivize new and existing agents to grow our revenues. This could also negatively impact our agent growth rate. During the year ended December 31, 2021, our net agent and broker base grew by approximately 48.05% from 5,471 agents at December 31, 2020, to 8,100 agents and brokers at December 31, 2021. Because we derive revenue from real estate transactions in which our agents receive commissions, increases in our agent base correlate to increases in revenues, and the rate of growth of our revenue correlates to the rate of growth of our agent base. A slowdown in our agent growth rate would have a material adverse effect on revenue growth and could adversely affect our results of operations.

If we fail to expand effectively into adjacent markets, our growth prospects could be harmed.

We intend to expand our operations into adjacent markets, such as rentals, mortgages, and home improvement, and into additional U.S. geographic markets, as well as potentially someday international geographies. We may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, or at all. In attempting to establish a presence in new markets, we expect to incur significant expenses and face various other challenges, such as expanding our sales force and management personnel to cover these markets.

We have a history of losses, and we might not be able to achieve or sustain profitability.

We experienced net losses of approximately $12.5 million and $1.3 million for the years ended December 31, 2021 and December 31, 2020, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not have as a private company. These expenditures make it harder for us to achieve and maintain future profitability. Our recent growth in revenue might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

Our recent revenue growth rates might not be indicative of our future growth, and we might not continue to grow at our recent pace, or at all.

For the years ended December 31, 2021 and 2020, our revenue grew to $330 million from $177 million, which represents an annual growth rate of approximately 86.8%. In the future, our revenue might not grow as rapidly as it has over the past several years. We believe that our future revenue growth will depend, among other factors, on our ability to:

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

Specifically, we use Adjusted EBITDA, which we use to mean net income (loss), excluding other income (expense), income taxes expense (benefit), depreciation and amortization, share-based compensation expense and transaction-related costs. In particular, we believe the exclusion of share-based compensation expense related to restricted stock awards and stock options provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. We believe that our non-GAAP financial measures are meaningful to investors when analyzing our results of operations as this is a key metric used by our management for financial and operational decision-making.

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

There is also intense competition in the related businesses we recently expanded into via acquisitions, including insurance, title insurance, mortgage, lead generation, and other ancillary services. We added these services to our platform to enable our agents to offer critical ancillary services to their clients, but also to gain new and significant incremental revenue streams and enhance our revenues per transaction. Our efforts to create a more complete transaction experience for consumers through these services will require significant integration and coordination on our part and might not result in increased revenues or earnings, particularly if competitors offer more attractive rates or are perceived as offering a better transactional experience by agents or consumers. This increased competition could stall our growth in these areas.

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

We might identify material weaknesses in the future that might cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective internal controls over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

In the future, we might identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, and we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. We cannot provide assurance that material weaknesses will not exist or otherwise be discovered, any of which could adversely affect our reputation, financial condition and results of operations.

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

We cannot predict with certainty the cost of our defense, the cost of prosecution, insurance coverage, or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards. Adverse results in such litigation and other proceedings might harm our business and financial condition. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, negligence and fiduciary duty claims arising from our brokerage operations, actions against our title company for defalcations on closing payments or claims against the title agent contending that the agent knew or should have known that a transaction was fraudulent or that the agent was negligent in addressing title defects or conducting settlement, standard brokerage disputes like the failure to disclose hidden defects in a property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including our agents, third-party service or product providers, antitrust claims, general fraud claims, employment law claims, including claims challenging the classification of our agents as independent contractors and compliance with wage and hour regulations, and claims alleging violations of RESPA or state consumer fraud statutes. In addition, class action lawsuits can often be particularly burdensome given the breadth of claims, large potential damages and significant costs of defense. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third-party patents or other third-party intellectual property rights. In addition, we may be required to enter into licensing agreements (if available on acceptable terms) and be required to pay royalties.

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

For example, the U.S. residential real estate market has improved in recent years after a significant and prolonged downturn, which began in the second half of 2008 and continued through 2011. The COVID-19 pandemic significantly impacted the U.S. residential real estate market during the spring of 2020 with home sales in April and May declining to levels unseen since the recession of the late 2000’s. However, U.S. residential home sales rebounded sharply beginning in June 2020 and overall 2020 saw a material increase in the number of U.S. homes sold and the U.S. median home sales price over 2019 based on data released by the National Association of Realtors. However, we cannot predict whether the market will continue to improve. If the residential real estate market or the economy as a whole does not continue to improve, we may experience adverse effects on our business, financial condition and liquidity, including our ability to access capital and grow our business.

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

The monetary policy of the U.S. government, and particularly the Federal Reserve Board, which regulates the supply of money and credit in the United States, significantly affects the availability of financing at favorable rates and on favorable terms, which in turn affects the domestic real estate market. Policies of the Federal Reserve Board can affect interest rates available to potential homebuyers. Further, we are affected by any rising interest rate environment. Changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control, are difficult to predict, and could restrict the availability of financing on reasonable terms for homebuyers, which could have a material adverse effect on our business, results of operations and financial condition. Since December 2015, the Federal Open Market Committee of the Federal Reserve Board has raised the target range for federal funds nine times, including three times in 2017 and four times in 2018, after leaving the federal funds interest rate near zero since late 2008. The pace of future increases in the federal funds rate is uncertain, although the Federal Open Market Committee has indicated it expects additional increases to occur in 2022 and beyond. Historically, changes in the federal funds rate have led to changes in interest rates for other loans, but the extent of the impact on the future availability and price of mortgage financing cannot be predicted with certainty.

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

Our common stock price might fluctuate significantly, and the price of our common stock might be negatively impacted by factors which are unrelated to our operations.

Prior to our 2020 initial public offering, there was no market for shares of our common stock. An active trading market for our common stock might not be sustained, which could depress the market price of our common stock and affect your ability to sell our shares. The trading price of our common stock has ranged from $8.61 to $56.81 and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

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

Sales of substantial amounts of our common stock in the public market by our shareholders might cause the market price of our common stock to decrease significantly. Joshua Harley, our Chief Executive Officer and Executive Chairman of the Board, Marco Fregenal, our President and Chief Financial Officer, and a director, and Glenn Sampson, a significant shareholder and director, have previously engaged in sales of our stock under Rule 10b5-1 trading plans, which have put pressure on our stock price. On October 11, 2021, Mr. Harley and Mr. Fregenal each terminated his previously disclosed Rule 10b5-1 trading plan but Mr. Harley and/or Mr. Fregenal might in the future establish new Rule 10b5-1 trading plans. In addition, Mr. Harley and Mr. Fregenal sold an aggregate of 350,000 shares of common stock in our underwritten public offering of common stock in November 2021. The perception that such additional sales could occur could also depress the market price of our common stock. Any such sales could also create public perception of difficulties or problems with our business and might also make it more difficult for us to raise capital through the sale of equity securities in the future at a time and price that we deem appropriate.

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

As of December 31, 2021, Joshua Harley, Marco Fregenal, and Glenn Sampson beneficially owned approximately 36.1%, 7.5%, and 10.5% of our outstanding common stock, respectively. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling shareholders. The three shareholders voting together can significantly influence all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, acquisition, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Executive Chairman of the Board and Chief Executive Officer, Mr. Harley controls the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other shareholders.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive office is located at 2000 Regency Parkway Drive, Suite 300, Cary, North Carolina, 27518. Our total office space at the principal executive office is approximately 28,700 square feet and has lease terms expiring in December 2028.

We also lease office space located at 24800 Chrisanta Drive, Suite 140, Mission Viejo, California, 92691. This office space is approximately 1,980 square feet and is primarily for our accounting team. This office lease expired during December 2020 and the Company is currently renting this space on a month-to-month lease. We also lease small office spaces in the various regions we operate in, in order to comply with regulatory and licensing requirements within such jurisdictions and in some cases, to provide office space for our agents.

We do not own any real property and we believe that our leased facilities are suitable and adequate to meet current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information regarding our equity compensation plans required by this Item 5 is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters” contained in our proxy statement related to the 2022 Annual Meeting of Shareholders (the “Proxy Statement”).

Market Information

Our common stock trades on The Nasdaq Capital Market under the symbol “FTHM”.

Holders of Common Stock

As of December 31, 2021, we had approximately 3,500 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the year ended December 31, 2021.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the accompanying notes, and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, such as our plans, estimates, and beliefs. Our actual results could differ materially from those forward-looking statements below. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Overview

Fathom Holdings Inc. (the “Company”, “Corporate”, “Our”, “We”), headquartered in Cary, North Carolina, is a national, technology-driven, end to end real estate services company integrating residential brokerage, mortgage, title, insurance and SaaS offerings for brokers and agents. Our primary operation, Fathom Realty (as defined below), operates as a real estate brokerage company, working with real estate agents to help individuals purchase and sell residential and commercial properties, primarily in the South, Atlantic, Southwest, and Western parts of the United States, with the intention of expanding into all states.

Fathom Realty Holdings, LLC, a Texas limited liability company (“Fathom Realty”), is a wholly owned subsidiary of Fathom Holdings Inc. Fathom Realty owns 100% of 35 subsidiaries, each an LLC representing the state in which the entity operates (e.g. Fathom Realty NJ, LLC).

Corporate Developments During 2020 and 2021

On August 4, 2020, the Company completed an IPO of its common stock, which resulted in the issuance and sale of 3,430,000 shares of its common stock at a public offering price of $10.00 per share, generating net proceeds of $31.1 million after deducting underwriting discounts and other offering costs.

On November 24, 2020, the Company completed its acquisition of Verus Title Inc (“Verus”). Verus partners with real estate brokerage firms and lender institutions to offer title and settlement solutions, as well as insurance premium services, associated with real estate transactions. Verus operates as a technology enabled title agency offering a client-focused approach to real estate transactions in the South, Atlantic and Northeast parts of the United States.

In March 2021, the Company completed its acquisitions of Red Barn Real Estate, LLC (“Red Barn”) and Naberly Inc. (“Naberly”). The acquisition of Red Barn, a real estate brokerage business, is expected to help us to expand our reach in the Atlanta region real estate market. The acquisition of Naberly is facilitating our further development of our proprietary intelliAgent platform to enhance offerings and improve operational efficiency.

In April 2021, the Company completed its acquisition of E4:9 Holdings, Inc. (“E4:9). The acquisition of E4:9 is part of our vision to build a vertically integrated, end-to-end real estate operation by offering mortgage and insurance services to our agents to further serve our customers.

Also in April 2021, the Company completed its acquisition of LiveBy, Inc. (“LiveBy”). We believe the acquisition of LiveBy and its hyperlocal data and technology platform builds credibility for our real estate agents in their respective geographic areas by showcasing their local expertise and helping customers discover the best locations in which to live.

In June 2021, the Company completed its acquisition of Epic Realty (“Epic”). The acquisition of Epic, a real estate brokerage business, should help us to expand our reach in the Idaho real estate market. We further augmented our realty presence in Idaho with the addition of Woodhouse Group Realty (“Woodhouse”) in November 2021.

In November 2021, the Company, completed an offering of common stock, which resulted in the issuance and sale by the Company of 1,750,000 shares of common stock, at a public offering price of $25.00 per share, generating gross proceeds of approximately $35 million, of which the Company received approximately $32.5 million, after deducting underwriting discounts and other offering costs (the “2021 Equity Offering”).

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

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This new coronavirus has caused a global health emergency and was declared a pandemic by the World Health Organization in March 2020 (“COVID-19’’ or the “Pandemic”). In an effort to contain and slow the spread of COVID-19, governments implemented various measures, such as, ordering non-essential businesses to close, issuing travel advisories, cancelling large scale public events, ordering residents to shelter in place, and requiring the public to practice social distancing. In most states, real estate has been considered an essential business. The recent spread of the Delta and Omicron variants of COVID-19, which are more transmissible than other variants to date, may extend the impact of COVID-19 on our business.

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

For the year ended December 31, 2021, due in part to the widespread availability of multiple COVID-19 vaccines, the effects of the COVID-19 on business worldwide lessened. However, the full magnitude and duration of the impact from COVID-19 are not fully known and cannot be estimated as the global economy continues to recover and adapt. While the Federal Reserve’s quantitative easing and lowering of interest rates could offset some of the negative impacts on housing demand, it is too early to determine whether the lower interest rates can overcome the current economic concerns and rising uncertainty. According to the NAR housing statistics, existing home sales rose to a seasonally adjusted annual rate of 6.5 million in 2021, an increase of 6.7% from the prior year, with sales up in all regions. We believe these trends were driven by declining mortgage rates, a decline in inventory, and an increasing demand for remote workspace, among other factors.

The impact of COVID-19 to the Company for the year ended December 31, 2021 has been minimal. Despite the ongoing Pandemic, the Company’s transactions and base of agents increased during 2021. However, while the Company believes it is well positioned in times of economic uncertainty, it is not able to estimate the effects of COVID-19 on its results of operations, financial condition, or liquidity for the year ending December 31, 2022 and beyond. If the Pandemic continues, it might have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations.

Real Estate Agents

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

We had the following number of agents as of:

	December 31,	December 31,
	2021	2020	Change
Agents	8,100	5,471	48%

Agent Equity Ownership

Effective January 1, 2019, agents can receive stock grants, which vest in three years based on continued affiliation with the Company, in two ways: 1) when the agent closes a sale of a property for the Company; and 2) when the agent refers another agent to join the Company. These stock grants are granted quarterly.

Reportable Segments

As of December 31, 2020, as we primarily operated as a cloud-based real estate brokerage and management did not make operating decisions nor assess performance based on geographic locations, we identified one reportable segment. We aggregated our real estate brokerage services segment and its affiliated services (e.g., title insurance and technology) segment as the profits and losses and assets of the affiliated services segment were not material.

Subsequent to completing its acquisitions of LiveBy and E4:9 in the second quarter of 2021, the Chief Operating Decision Maker began making operating decisions and assessing performance based on the services of identified operating segments and has identified three reportable segments: Real Estate Brokerage; Mortgage; and Technology.

Components of Our Results of Operations

Revenue

Our revenue primarily consists of commissions generated from real estate brokerage services. We also have other service revenue, including mortgage lending, title insurance, home and other insurance, and SaaS revenues.

Gross commission income

We recognize commission-based revenue on the closing of a transaction, less the amount of any closing-cost reductions. Revenue is affected by the number of real estate transactions we close, the mix of transactions, home sale prices, and commission rates.

Other Services Revenue

Mortgage Lending

We recognize revenue streams for our mortgage lending services business which are primarily comprised of loans sold, origination and other fees.

The gain on sale of mortgage loans represents the difference between the net sales proceeds and the carrying value of the mortgage loans sold and includes the servicing rights release premiums.

Servicing rights release premiums represent one-time fee revenues earned for transferring the risk and rewards of ownership of servicing rights to third parties.

Retail origination fees are principally revenues earned from loan originations and recorded in the statement of operations in other service revenue. Direct loan origination costs and expenses associated with the loans are charged to expenses when the loans are sold. Interest income is interest earned on originated loans prior to the sale of the asset.

Insurance Agency Service Revenues

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

Title Service Revenues

Title services revenue includes fees charged for title search and examination, property settlement and title insurance services provided in association with property acquisitions and refinance transactions.

SaaS Revenues

The Company generates revenue from subscription and services related to the use of the LiveBy platform. The SaaS contracts are generally annual contracts paid monthly in advance of service and cancellable upon 30 days’ notice after the first year. The Company’s subscription arrangements do not provide customers with the right to take possession of the software supporting the platform. Subscription revenue, which includes support, is recognized on a straight-line basis over the non-cancellable contractual term of the arrangement, generally beginning on the date that the Company’s service is made available to the customer and is recorded as other service revenue in the statement of operations.

Operating Expenses

Commission and other agent-related costs

Commission and other agent-related costs consists primarily of agent commissions, less fees paid to us by our agents, order fulfillment, share-based compensation for agents, title searches, and direct cost to fulfill the services provided. We expect commission and other agent-related costs to continue to rise in proportion to the expected growth in our operations.

Operations and support

Operations and support consist primarily of direct cost to fulfill the services from our mortgage lending, title services, insurance services and other services provided. We expect operations and support to continue to rise in proportion to the expected growth in our operations.

Technology and development

Technology and development expenses primarily include personnel costs, including base pay, bonuses, benefits, and share based compensation, related to ongoing development and maintenance of our proprietary software for use by our agents, customers, and support staff. Technology and development expenses also include amortization of capitalized software and development costs, data licenses, other software, and equipment costs, as well as infrastructure and operational expenses, such as, for data centers, communication, and hosted services.

General and administrative

General and administrative expenses consist primarily of personnel costs, including base pay, bonuses, benefits, and share based compensation, and fees for professional services. Professional services principally consist of external legal, audit, and tax services. In the short term, we expect general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and to meet the increased compliance requirements associated with operation as a public company. However, in the long term, we anticipate general and administrative expenses as a percentage of revenue to decrease over time, if and as we are able to increase revenue.

Marketing

Marketing expenses consist primarily of expenses for online and traditional advertising, as well as costs for marketing and promotional materials. Advertising costs are expensed as they are incurred. We expect marketing expenses to increase in absolute dollars as we continue to expand our advertising programs, including promotion of our newly acquired business lines and we anticipate marketing expenses as a percentage of revenue to decrease over time, if and as we are able to increase revenue.

Depreciation and amortization

Depreciation and amortization represent the depreciation charged on our fixed assets and intangible assets other than capitalized software. Depreciation expense is recorded on a straight-line method, based on estimated useful live of five years for computer hardware, seven years for furniture and equipment and seven years for vehicles. Leasehold improvements are depreciated over the lesser of the life of the lease term or the useful life of the improvements. Amortization expense consists of amortization recorded on acquisition-related intangible assets, excluding purchased software. Customer relationships are amortized on an accelerated basis, which coincides with the period of economic benefit we expect to receive. All other finite-lived intangibles are amortized on a straight-line basis over the term of the expected benefit. Purchased software and capitalized software development costs are amortized on a straight-line basis over the term of the expected benefit and the respective amortization expense is included in technology and development expense. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we do not amortize goodwill.

Income Taxes

U.S. federal and state income tax benefits for all the historical net losses and a portion of the current net losses generated has been recognized in the period ended December 31, 2021. Previously the tax benefits had not been recognized due to our uncertainty of realizing a benefit from those items. As a result of certain acquisitions this period, we realized the pre-existing and a portion of currently generated deferred tax assets due to the reversal of taxable temporary differences. As of December 31, 2021, we had federal net operating loss carryforwards of approximately $24.3 million and state net operating loss carryforwards of approximately $12.8 million. Losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar state law provisions.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020 (amount in thousands)

Revenue

	Years Ended December 31,		Change
	2021	2020	Dollars	Percentage
Gross commission income	$314,373	$176,631	$137,742	78%
Other service revenue	15,857	153	15,704	* %
Total revenue	330,230	176,784	153,446	86%

* - Not meaningful

For the year ended December 31, 2021, gross commission income increased by approximately $137.7 million or 78%, as compared with the year ended December 31, 2020. This increase was primarily attributable to an increase in transaction volume and to an increase in average revenue per transaction due to rising home prices. During the year ended December 31, 2021, transaction volume increased by 53% to approximately 39,200 transactions compared to approximately 25,700 transactions for the year ended December 31, 2020. Our transaction volume increased primarily due to the organic growth in the number of agents contracted with us and agents acquired through the acquisitions of Red Barn and Epic in 2021. During the year ended December 31, 2021, average revenue per transaction increased by 17% to $8,018 from $6,873 during the year ended December 31, 2020.

For the year ended December 31, 2021, other service revenue was approximately $15.9 million. This other service revenue was generated from the Company’s acquisition of Verus in 2020, and E4:9 and LiveBy in 2021. See Note 3 to our consolidated financial statements for information about these acquisitions. We generated an immaterial amount of other service revenue for the year ended December 31, 2020 following the acquisition of Verus in November 2020.

Operating Expenses

	Years Ended December 31,		Change
	2021	2020	Dollars	Percentage
Commission and other agent-related costs	$300,509	$166,344	$134,165	81%
Operations and support	5,470	21	5,449	* %
Technology and development	3,911	372	3,539	951%
General and administrative	32,733	10,316	22,417	217%
Marketing	1,895	970	925	95%
Depreciation and amortization	1,817	36	1,781	* %
Total operating expenses	$346,335	$178,059	$168,276

For the year ended December 31, 2021, commission and other agent-related costs increased by approximately $134.2 million, or 81%, as compared with the year ended December 31, 2020. Commission and other agent-related costs primarily includes costs related to agent commissions; net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the increase in commission and other agent-related costs compared to the same period in 2020 was primarily attributable to an increase in agent commissions paid due to higher transaction volume and rising home prices.

For the year ended December 31, 2021, operations and support expenses were approximately $5.5 million and were attributable to the Company’s newly acquired Verus, E4:9 and LiveBy businesses.

For the year ended December 31, 2021, technology and development expenses increased by approximately $3.5 million, or 951%, as compared with the year ended December 31, 2020. The increase was primarily attributable to our ongoing investment in the intelliAgent platform and the newly acquired LiveBy business, which accounted for $1.4 million of the technology and development expenses during 2021.

For the year ended December 31, 2021, general and administrative expenses increased by approximately $22.4 million, or 217%, as compared with the year ended December 31, 2020. The increase was primarily attributable to our growth and to costs attributable to becoming a public company. The Company’s acquisitions contributed approximately $12.0 million in general and administrative expenses plus approximately $0.5 million in transaction and acquisition costs during the year ended December 31, 2021. The increase in general and administrative expenses excluding acquisitions included a $4.6 million increase in payroll salaries and benefits, a $1.6 million increase in professional fees, a $1.3 million increase in non-cash share-based compensation expense, a $0.8 million increase in subscription support services, a $0.7 million increase in recruiting and training expenses due to continued effort to recruit new agents organically, a $0.6 million increase in rent primarily due to our new headquarter lease, a $0.2 million increase in board expenses, and approximately $0.1 million increase in each of utilities, bad debts and travel expenses.

For the year ended December 31, 2021, marketing expenses increased by approximately $0.9 million, or 95%, as compared with the year ended December 31, 2020. The increase was attributable to an increase in direct advertising costs primarily related to the Company’s expansion in new regions and markets and to promoting its newly acquired businesses.

For the year ended December 31, 2021, depreciation and amortization expenses increased by approximately $1.8 million compared with the year ended December 31, 2020. The increase in depreciation and amortization expense is due to the amortization of the intangible assets (other than capitalized software for which amortization is included in technology and development expense) acquired in connection with the acquisition of Red Barn, E4:9, LiveBy, and Epic as well as an increase in depreciation expense due to an increase in our depreciable asset base.

Income Taxes

The Company recorded an income tax benefit of $3.2 million and $8,471 for the year ended December 31, 2021 and 2020, respectively. The tax benefit for the year ended December 31, 2021 is primarily the result of the release of the valuation allowance against historical deferred tax assets and recognition of benefit from the current year loss. Net deferred tax liabilities of $3.3 million recorded in connection with the E4:9 Holdings, Inc. and LiveBy, Inc acquisitions provide a source of taxable income to support the realizability of $1.6 million of pre-existing deferred tax assets, as well as currently generated deferred tax assets from the loss for the year. The taxable temporary differences relating to the depreciable fixed assets and amortizable intangible assets support the realization of the net operating loss carryforwards. As a result of the transactions, the Company released the historical valuation allowance and recognized a deferred tax benefit on a portion of current year losses. The Company maintains a valuation allowance on the remaining net deferred tax assets at year-end due to historical operating losses.

Liquidity and Capital Resources (amount in thousands)

Capital Resources

	December 31,		Change
	2021	2020	Dollars	Percentage
Current assets	$54,450	$32,856	$21,594	66%
Current liabilities	21,072	4,990	16,082	322%
Net working capital	$33,378	$27,866	$5,512	20%

To date, our principal sources of liquidity have been the net proceeds we received through the public offerings and private sales of our common stock, as well as proceeds from loans. As of December 31, 2021, our available cash totaled $37.8 million, which represented an increase of $9.2 million compared to the year ended December 31, 2020. This increase in cash was primarily attributable to our 2021 Equity Offering, net of cash paid for acquisitions and cash used in operating activities. As of December 31, 2021, we had net working capital of $33.4 million, which represented an increase of $5.5 million compared to the year ended December 31, 2020. We anticipate that our existing balances of cash and cash equivalents and future expected cash flows generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months.

Our future capital requirements depend on many factors, including potential acquisitions, our level of investment in technology, and our rate of growth into new markets. Our capital requirements might also be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes , any of which could adversely affect the manner in which we currently operate. Additionally, as the impact of COVID-19 and other world events, such as the recent crisis in Ukraine, on the economy and our operations evolves, we will continuously assess our liquidity needs. In the event of a sustained market deterioration, we may need or seek advantageously to obtain additional funding through equity or debt financing, which might not be available on favorable terms or at all and could hinder our business and dilute our existing shareholders.

Cash Flows

Comparison of the Years Ended December 31, 2021 and 2020 (amount in thousands)

	Year Ended December 31,		Change
	2021	2020	Dollars	Percentage
Net cash used in operating activities	$(11,697)	$(1,216)	$(10,481)	(862)%
Net cash used in investing activities	$(14,560)	$(910)	$(13,650)	(1,500)%
Net cash provided by financing activities	$34,616	$31,107	$3,509	11%

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 consisted of a net loss of $12.5 million, net negative non-cash charge of $2.0 million, including $4.0 million of share-based compensation, $2.7 million of depreciation and amortization, and $0.25 million of bad debt and other, partially offset by $5.2 million of gain on sale of mortgages, $3.3 million of deferred income taxes and $0.4 million of gain on debt extinguishment. Changes in assets and liabilities were primarily driven by $3.5 million net effect of sale and payment of mortgage loans held for sale, $1.7 million increase in accounts payable, $1.1 million increase in accrued liabilities, and $0.7 million decrease in operating lease right of use asset, partially offset by a $1.3 million increase in accounts receivable, $1.3 million increase in prepaid and other assets and $0.6 million decrease in lease liabilities.

Net cash used in operating activities for the year ended December 31, 2020 consisted of a net loss of $1.3 million, non-cash charges of $1.0 million, including $0.7 million of share-based compensation expense, $0.1 million of bad debt, and $0.2 million of depreciation and amortization. Changes in assets and liabilities were primarily driven by a $1.5 million increase in accounts payable due primarily to the increase in agent transaction volume, partially offset by a $1.3 million increase in accounts receivable, a $0.8 million increase in prepaid and other current assets, a $0.7 million decrease in accrued liabilities, and a $0.1 million increase in agent annual fees receivable due primarily to an increase in the number of agents.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 consisted of $11.0 million for the purchase of Redbarn, E4:9, LiveBy, Epic and Woodhouse, net of cash acquired, $0.9 million for the purchase of property and equipment, and $2.6 million for the purchase of the Naberly intangible assets.

Net cash used in investing activities for the year ended December 31, 2020 consisted of $0.5 million for purchases of capitalized software as well as computers and equipment, $0.3 million for the purchase of Verus, net of cash acquired, and $0.2 million for the issuance of a loan to Naberly.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 consisted of $35.0 million of gross proceeds from the issuance of common stock in connection with the Company’s 2021 Equity Offering, $1.6 million of net proceeds from borrowing on warehouse lines of credit and $1.1 million proceeds from notes payable attributable to financing our director and officer insurance, which was offset by $2.5 million in payments of offering costs in connection with issuance of common stock in connection with the public offering and $0.7 million in principal payments on an outstanding loan.

Net cash provided by financing activities for the year ended December 31, 2020 consisted of $34.3 million of gross proceeds from the issuance of common stock in connection with the Company’s IPO, $0.5 million in proceeds from notes payable, and $0.1 million of proceeds from issuance of common stock, which was offset by $3.2 million in payments of offering costs in connection with issuance of common stock in connection with the IPO, $0.5 million payments on the note payable, purchase of treasury stock, and our principal payments on an outstanding loan.

NON-GAAP FINANCIAL MEASURE

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use Adjusted EBITDA, a non-GAAP financial measure, to understand and evaluate our core operating performance. This non-GAAP financial measure, which may be different than similarly titled measures used by other companies, is presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

We define the non-GAAP financial measure of Adjusted EBITDA as net income (loss), excluding other expense, income tax benefit, depreciation and amortization, share-based compensation expense, and transaction-related cost.

We believe that Adjusted EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted EBITDA. In particular, we believe the exclusion of share-based compensation expense related to restricted stock awards and stock options and transaction-related costs associated with our acquisition activity provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. Adjusted EBITDA also excludes other income and expense, net which primarily includes nonrecurring items, such as, gain on debt extinguishment and severance costs, if applicable.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented (amount in thousands):

	For the Years Ended
	December 31,
	2021	2020
Net loss	$(12,491)	$(1,341)
Other income, net	(367)	74
Income tax benefit	(3,247)	(8)
Depreciation and amortization	2,748	166
Share-based compensation	4,011	728
Transaction-related cost	1,187	—
Adjusted EBITDA	$(8,159)	$(381)

Critical Accounting Estimates

Discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue, and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Business Combinations

The Company accounts for its business combinations under the provisions of Accounting Standards Codification (“ASC”) Topic 805-10, Business Combinations (“ASC 805-10”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. For transactions that are business combinations, the Company evaluates the existence of goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The estimated fair values reflected in the purchase accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements. For each business combination completed during the year ended December 31, 2021, the estimated fair value of identifiable intangible assets, primarily consisting of agent relationships, tradenames, customer relationships and technology, was determined using the relief-from-royalty and multi-period excess earnings methods. The most significant assumptions under these methods include the estimated remaining useful life, expected future revenue, annual agent revenue attrition, costs to develop new agents, charges for contributory assets, tax rate, discount rate and tax amortization benefit. Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

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

Item 8. Financial Statements and Supplementary Data.

FATHOM HOLDINGS INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Fathom Holdings Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fathom Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
March 9, 2022

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Fathom Holdings Inc.

Cary, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Fathom Holdings Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for each of the year then period ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company’s auditor from 2018 to 2021.

Raleigh, North Carolina

March 24, 2021, except for reclassifications discussed in Note 2 to which the date is March 9, 2022

FATHOM HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$37,830	$28,577
Restricted cash	91	984
Accounts receivable	3,981	1,595
Derivative assets	53	—
Mortgage loans held for sale, at fair value	9,862	—
Prepaid and other current assets	2,633	1,700
Total current assets	54,450	32,856
Property and equipment, net	1,250	155
Lease right of use assets	4,353	437
Intangible assets, net	24,243	922
Goodwill	20,541	799
Other assets	93	56
Total assets	$104,930	$35,225
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,303	$2,596
Accrued liabilities	4,401	1,065
Other liabilities	90	933
Warehouse lines of credit	9,577	—
Long-term debt - current portion	831	256
Lease liability - current portion	870	140
Total current liabilities	21,072	4,990
Long-term debt, net of current portion	146	283
Lease liability, net of current portion	3,562	301
Total liabilities	24,780	5,574
Commitments and contingencies (See Note 19)
Stockholders' equity:
Common stock, no par value, 100,000,000 authorized and 16,751,606 and 13,830,351 issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Treasury Stock, at cost, 5,683 shares as of December 31, 2021 and 2020	(30)	(30)
Additional paid-in capital	100,159	37,169
Accumulated deficit	(19,979)	(7,488)
Total stockholders' equity	80,150	29,651
Total liabilities and stockholders' equity	$104,930	$35,225

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share data)

	Years Ended December 31,
	2021	2020
Revenue
Gross commission income	$314,373	$176,631
Other revenue	15,857	153
Total revenue	330,230	176,784
Operating expenses
Commission and other agent-related costs	300,509	166,344
Operations and support	5,470	21
Technology and development	3,911	372
General and administrative	32,733	10,316
Marketing	1,895	970
Depreciation and amortization	1,817	36
Total operating expenses	346,335	178,059

Loss from operations	(16,105)	(1,275)

Other (income) expense, net
Gain on the extinguishment of debt	(433)	—
Interest expense, net	7	84
Other income, net	59	(10)
Other (income) expense, net	(367)	74

Loss from operations before income taxes	(15,738)	(1,349)
Income tax benefit	3,247	8
Net loss	$(12,491)	$(1,341)

Net loss per share
Basic and diluted	$(0.88)	$(0.12)

Weighted average common shares outstanding
Basic and diluted	14,269,078	11,404,262

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

(amounts in thousands except share data)

	Common Stock		Treasury Stock
					Additional
		Par			Paid in	Accumulated
	Shares	Value	Shares	Amount	Capital	deficit	Total

Balance at December 31, 2019	10,211,658	$—	—	$—	$4,989	$(6,147)	$(1,158)
Issuance of common stock	15,726	—	—	—	83	—	83
Issuance of common stock in connection with public offering	3,430,000	—	—	—	34,300	—	34,300
Issuance of common stock for the purchase of Verus	12,662	—	—	—	252	—	252
Offering costs in connection with public offering	—	—	—	—	(3,183)	—	(3,183)
Purchase of treasury stock	(5,683)	—	5,683	(30)	—	—	(30)
Share-based compensation, net of forfeitures	165,988	—	—	—	728	—	728
Net loss	—	—	—	—	—	(1,341)	(1,341)
Balance at December 31, 2020	13,830,351	$—	5,683	$(30)	$37,169	$(7,488)	$29,651
Issuance of common stock in connection with public offering	1,750,000	—	—	—	35,000	—	35,000
Offering costs in connection with public offering	—	—	—	—	(2,471)	—	(2,471)
Issuance of common stock for purchase of business	777,380	—	—	—	25,538	—	25,538
Issuance of common stock pursuant to exercise of stock options	16,972	—	—	—	80	—	80
Share-based compensation, net of forfeitures	376,903	—	—	—	4,843	—	4,843
Net loss	—	—	—	—	—	(12,491)	(12,491)
Balance at December 31, 2021	16,751,606	$—	5,683	$(30)	$100,159	$(19,979)	$80,150

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amount in thousands)

	Year ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,491)	$(1,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,748	165
Gain on the extinguishment of debt	(433)	—
Gain on sale of mortgages	(5,205)	—
Share-based compensation	4,011	728
Deferred income taxes	(3,339)	(46)
Bad debt expense	248	133
Non-cash lease expense	—	(21)
Other non-cash	15	—
Change in operating assets and liabilities:
Mortgage loans held for sale	(179,297)	—
Proceeds from sale and principal payments on mortgage loans held for sale	182,786	—
Accounts receivable	(1,254)	(1,263)
Prepaid and other assets	(1,248)	(879)
Accounts payable	1,674	1,468
Accrued liabilities	1,112	(736)
Other liabilities	(1,001)	608
Operating lease right of use assets	675	—
Operating lease liabilities	(584)	23
Other assets	(31)	(55)
Derivative assets	37	—
Derivative liabilities	(120)	—
Net cash used in operating activities	(11,697)	(1,216)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(877)	(66)
Amounts paid for business acquisitions, net of cash acquired	(11,081)	(257)
Issuance of loan receivable	—	(165)
Purchase of intangible assets	(2,602)	(422)
Net cash used in investing activities	(14,560)	(910)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(740)	(17)
Proceeds from the issuance of common stock pursuant to exercise of stock options	80	83
Proceeds from note payables	1,129	—
Net borrowing on warehouse lines of credit	1,618	—
Proceeds from the issuance of common stock in connection with public offerings	35,000	34,300
Payment of offering cost in connection with issuance of common stock in connection with public offering	(2,471)	(3,183)
Purchase of treasury stock	—	(30)
Extinguishment of note payable	—	(500)
Proceeds from note payable	—	454
Net cash provided by financing activities	34,616	31,107

Net increase in cash, cash equivalents, and restricted cash	8,360	28,982
Cash, cash equivalents, and restricted cash at beginning of period	29,561	579
Cash, cash equivalents, and restricted cash at end of period	$37,921	$29,561

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$13	$88
Income taxes paid	$39	$23
Capitalized share-based compensation	$833	$—
Right of use assets obtained in exchange for lease liabilities	$1,839	$160
Issuance of common stock for the purchase of business	$25,538	$252
Issuance of common stock warrants as offering costs in connection with public offering of common stock	$—	$678
Extinguishment of Paycheck Protection Program Loan	$433	$—
Loan receivable forgiven and used as purchase consideration	$165	$—

Reconciliation of cash and restricted cash
Cash and cash equivalents	37,830	28,577
Restricted cash	91	984
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$37,921	$29,561

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Nature of Operations

Fathom Holdings Inc. (“Fathom”, “Fathom Holdings,” and collectively with its consolidated subsidiaries and affiliates, the “Company”) is a national, technology-driven, real estate services platform integrating residential brokerage, mortgage, title, insurance services and supporting software called intelliAgent.

During the year ended December 31, 2021, Fathom significantly grew its agent network, expanded its technology offerings, and entered into the residential mortgage lending and home and other insurance businesses by completing four business combinations and an asset acquisition.

On March 1, 2021, the Company acquired the real estate brokerage business of Red Barn Real Estate, LLC (“Red Barn”), a growing Atlanta metro area brokerage with approximately 230 agents. On June 30, 2021, the Company acquired the real estate brokerage business of Epic Realty, LLC (“Epic”), a growing regional brokerage based in greater Boise, Idaho, with approximately 350 agents. In late November 2021 the Company increased its Idaho footprint with the acquisition of approximately 50 agents from Woodhouse Group Realty (“Woodhouse”), a full-service brokerage based in the Boise foothills of Eagle, Idaho.

On March 1, 2021 the Company acquired the technology platform of Naberly, Inc. (“Naberly”) to reduce the Company’s reliance on third-party technology providers and offer more robust technology to agents to help them grow their businesses. On April 20,2021, the Company acquired LiveBy, Inc. (“LiveBy”), a SaaS business with a technology platform that offers competitive, hyper-local tools for real estate professionals.

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

In November 2021, the Company completed an offering of common stock, which resulted in the issuance and sale by the Company of 1,750,000 shares of common stock, at a public offering price of $25.00 per share, generating gross proceeds of approximately $35.0 million, of which the Company received approximately $32.5 million, after deducting underwriting discounts and other offering costs (the “2021 Equity Offering”).

In February 2022, the Company acquired iPro Realty Network (“iPro”), a real estate brokerage business that will help expand the Company’s reach in the Utah real estate market.

In February 2022, the Company acquired Cornerstone Financial (“Cornerstone”), a real estate mortgage business that will help expand the Company’s reach in the DC and surrounding markets.

The Company’s brands include Fathom Realty, Dagley Insurance, Encompass Lending, intelliAgent, LiveBy, Real Results, Verus Title and Cornerstone.

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

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $12.5 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business organically and via acquisitions. The Company had cash and cash equivalents of $37.8 million and $28.6 million as of December 31, 2021 and 2020, respectively. Management believes that existing cash from its 2021 Equity Offering along with its planned budget, which includes continued increases in the number of our agents and transactions at rates consistent with historical growth, plus growth from increasing attach rates across the Company’s businesses from internal referrals and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements.

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

Given the daily evolution of COVID-19 and the global responses to curb its spread, the Company is not able to estimate the effects of COVID-19, including specifically the Delta and Omnicron variant and/or other variants, on its results of operations, financial condition, or liquidity for the year ending December 31, 2021 and beyond. While the development and availability of multiple COVID-19 vaccines lessened the impact of COVID-19 in 2021, if COVID-19 continues, it may have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations.

Use of Estimates — The preparation of consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates its estimates and assumptions related to provisions for doubtful accounts, legal contingencies, income taxes, deferred tax asset valuation allowances, share-based compensation, goodwill, estimated lives of intangible assets, and intangible asset impairment. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company might differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements — FASB ASC 820, Fair Value Measurement, (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The methodology establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

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

The fair value of cash and cash equivalents, restricted cash, accounts receivable, agent annual fees receivable, net, prepaid and other current assets, accounts payable and accrued liabilities, and due to affiliates approximate their carrying value due to their short-term maturities. The loan and notes payable, and lease liability are presented at their carrying value, which based on borrowing rates currently available to the Company for loans and leases with similar terms, approximate their fair values.

Nonfinancial assets, such as goodwill, are accounted for at fair value on a nonrecurring basis.

Accounts Receivable — Accounts receivable consist of balances due from customers. The Company records no allowances due to the Company’s ability to collect substantially all receivables. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances.

Agent Annual Fees Receivable - Agent annual fees receivable, net of estimated allowances for uncollectible accounts of approximately $0.2 million as of December 31, 2021 and 2020, is recorded in prepaid and other current assets on the consolidated balance sheet. The agent annual fees receivable represents the $500 fee agents pay on their first sale or their one-year anniversary date, which is recognized as a reduction to cost of revenue ratably over the year in which the fee pertains. The Company estimates the allowance for uncollectible accounts based on historical write-off experience each period.

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

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations — The Company accounts for its business combinations under the provisions of Accounting Standards Codification (“ASC”) Topic 805-10, Business Combinations (“ASC 805-10”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. For transactions that are business combinations, the Company evaluates the existence of goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, is determined using established valuation techniques. A fair value measurement is determined as the price received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of acquisition accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The estimated fair values reflected in the acquisition accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements. The estimated fair value of identifiable intangible assets, primarily consisting of agent relationships, tradenames customer relationships, know-how and technology, was determined using relief from royalty method.

The most significant assumptions under the relief from royalty method used to value trade names include estimated remaining useful life, expected future revenue, annual agent revenue attrition, costs to develop new agents, charges for contributory assets, tax rate, discount rate and tax amortization benefit. The most significant variables in these valuations are discount rates and the number of years on which to base the cash flow projections, as well as other assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates based on the risk inherent in the acquired assets, specific risks, industry beta and capital structure of guideline companies. Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of Management, and such variations may be significant to estimated values.

The Company includes the results of operations from the acquisition date in the financial statements for all businesses acquired.

Asset Acquisitions — The Company follows the guidance in ASC 805-10 for determining the appropriate accounting treatment for asset acquisitions. ASC 805-10 provides an initial fair value screen to determine if substantially all of the fair value of the assets acquired is concentrated in a single asset or group of similar assets. If the initial screening test is not met, the asset is considered a business based on whether there are inputs and substantive processes in place. Based on the results of this analysis and conclusion on an acquisition’s classification of a business combination or an asset acquisition, the accounting treatment is derived.

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

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Definite-lived intangibles — The Company’s definite-lived intangible assets primarily consist of trade names, agent relationships, customer relationships, know-how and technology acquired as part of the Company’s business acquisitions. For definite-lived intangible assets, whenever impairment indicators are present, the Company performs a review for impairment. The Company calculates the undiscounted value of the projected cash flows associated with the asset, or asset group, and compares this estimated amount to the carrying amount. If the carrying amount is found to be greater, the Company will record an impairment loss for the excess of book value over the fair value. In addition, in all cases of an impairment review, the Company will reevaluate the remaining useful lives of the assets and modify them, as appropriate. Currently, trade names, agent relationships, customer relationships, know-how and software development have a useful life estimated at ten years, seven years, eight years, five years and five years, respectively.

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

Capitalized software costs are amortized over the expected useful lives of the applicable software and recorded in technology and development on the statement of operations. Currently, capitalized software costs for internal use have a useful life estimated at five years.

Estimated useful lives of website and software development activities are reviewed annually or whenever events or changes in circumstances indicate that intangible assets may be impaired and are adjusted as appropriate to reflect upcoming development activities that may include significant upgrades or enhancements to the existing functionality.

Goodwill - Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. Goodwill is assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill for the year ended December 31, 2021.

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

The Company generates revenue from real estate brokerage services which consists of commissions generated from real estate transactions, which the Company classifies as gross commission income. The Company also generates revenues through mortgage lending, SaaS solutions, as well as title and insurance services, which the Company classifies as other service revenue.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenues from real estate brokerage services

The Company’s real estate brokerage services revenue consists substantially of commissions generated from real estate brokerage services. The Company is contractually obligated to provide for the fulfillment of transfers of real estate between buyers and sellers. The Company provides these services itself and controls the services of its agents necessary to legally transfer the real estate. Correspondingly, the Company is defined as the principal. The Company, as principal, satisfies its obligation upon the closing of a real estate transaction. The Company has concluded that agents are not employees of the Company, rather deemed to be independent contractors. Upon satisfaction of its obligation, the Company recognizes revenue in the gross amount of consideration it is entitled to receive. The transaction price is calculated by applying the Company’s portion of the agreed-upon commission rate to the property’s selling price. The Company may provide services to the buyer, seller, or both parties to a transaction. When the Company provides services to the seller in a transaction, it recognizes revenue for its portion of the commission, which is calculated as the sales price multiplied by the commission rate less the commission separately distributed to the buyer’s agent, or the “sell” side portion of the commission. When the Company provides services to the buyer in a transaction, the Company recognizes revenue in an amount equal to the sales price for the property multiplied by the commission rate for the “buy” side of the transaction. In instances in which the Company represents both the buyer and the seller in a transaction, it recognizes the full commission on the transaction. Commission revenue contains a single performance obligation that is satisfied upon the closing of a real estate transaction, at which point the entire transaction price is earned. The Company’s customers remit payment for the Company’s services to the title company or attorney closing the sale of property at the time of closing. The Company receives payment upon close of property or within days of the closing of a transaction. The Company is not entitled to any commission until the performance obligation is satisfied and is not owed any commission for unsuccessful transactions, even if services have been provided.

Revenues from mortgage services

The revenue streams for the Company’s mortgage lending services business are primarily comprised of gains and losses from loans sold, and origination and other fees. The majority of these revenue streams are exempted from ASC 606, as the scope of the standard does not apply to revenue on contracts accounted for under ASC 860 Transfers and Servicing. Origination and other fees are not specifically separable from actual mortgage loans.

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

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenues from title services

The Company’s title services revenue includes fees charged for title search and examination, property settlement and title insurance services provided in association with property acquisitions and refinance transactions. The Company provides the title search and property settlement services itself and controls the services before they are transferred to its customers since the Company is primarily responsible for fulfilling the promise and also has full discretion in establishing the price for the settlement services (except in states where fees are set statutorily). As such, the Company is defined as the principal. As principal, the Company satisfies its obligation upon the closing of a real estate transaction. Upon satisfaction of its obligation, the Company recognizes revenue in the gross amount of consideration the Company is entitled to receive. The transaction price for title and property settlement services is determined by the fixed fees the Company charges for its services. The Company provides services to the buyers and sellers involved in the purchase transaction, as well as to the borrower in a refinance transaction. Title and property settlement revenue contains a single performance obligation that is satisfied upon the closing of a real estate transaction, at which point the entire transaction price is earned. The Company is not entitled to any title and property settlement revenue until the performance obligation is satisfied and is not owed any consideration for unsuccessful transactions, even if services have been provided.

For title insurance services, the Company works in conjunction with insurance underwriters to perform these services, obtains the insurance policy premiums associated with title insurance on behalf of customers and remits the policy premium to the insurance underwriters. Since the insurance underwriter is ultimately providing the insurance policy to the borrower, the Company is not responsible for fulfilling the promise to provide the insurance. Additionally, the Company does not have discretion in dictating the price for the insurance policy, which is set by each jurisdiction and is either filed by insurance underwriters or set by the state insurance commissioners. Therefore, the Company does not control the specified service provided by the insurance underwriter. As such, in these circumstances, the Company acts as an agent. As the agent, the Company satisfies its obligation upon the closing of a real estate transaction. Upon satisfaction of its obligation, the Company recognizes revenue in the net amount of consideration the Company is entitled to receive, which is its fee for brokering the insurance policy less any consideration paid to the insurance underwriters. The transaction price for title insurance services is fixed, based on statutory rates depending on the jurisdiction. The Company negotiates with insurance underwriters the percentage they receive, and the rest is recognized as revenue. Title insurance revenue contains a single performance obligation that is satisfied upon the closing of a real estate transaction, at which point the entire transaction price is earned. The Company is not entitled to any title insurance revenue until the performance obligation is satisfied and is not owed any consideration for unsuccessful transactions, even if services have been provided.

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

Commission and other agent-related costs — Commission and other agent-related costs consists primarily of agent commissions, less fees paid by the Company to agents, order fulfillment, share-based compensation for agents, title searches, and direct cost to fulfill the services provided.

Operations and support — Operations and support consist primarily of direct cost to fulfill the services from our mortgage lending, title services, insurance services and other services provided.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Technology and development — Technology and development expenses primarily include personnel costs, including base pay, bonuses, benefits, and share based compensation, related to ongoing development and maintenance of our proprietary software for use by our agents, customers, and support staff. Technology and development expenses also include amortization of capitalized software and development costs, data licenses, other software, and equipment costs, as well as infrastructure and operational expenses, such as, for data centers, communication, and hosted services.

General and Administrative — General and administrative expenses consist primarily of personnel costs, share-based compensation, and fees for professional services. Professional services principally consist of external legal, audit, and tax services.

Marketing — Marketing expenses consist primarily of marketing and promotional materials. Marketing costs are expensed as they are incurred.

Leases —The Company categorizes leases at their inception as either operating or finance leases. On certain lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments.

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

Common Stock Warrant  — The Company accounts for common stock warrants as either equity instruments or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), depending on the specific terms of the warrant agreement. If warrants are issued in exchange for services the Company evaluates whether they should be accounted for in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). Under ASC 718, the warrants shall be classified as a liability if 1) the underlying shares are classified as liabilities or 2) the issuing entity can be required under any circumstances to settle the warrant by transferring cash or other assets. For additional discussion on warrants, see Note 12 – Equity-classified Warrants.

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

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company believes that it is currently more likely than not that its deferred tax assets will not be realized and as such, it has recorded a full valuation allowance for these assets. The Company evaluates the likelihood of the ability to realize deferred tax assets in future periods on a quarterly basis, and when appropriate evidence indicates it would release its valuation allowance accordingly. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and accumulated deficit, the Company provided a full valuation allowance against the U.S. tax assets resulting from the tax losses as of December 31, 2021 and 2020.

Reclassifications  - Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation with no effect on the previously reported net (loss) income or stockholders’ equity. Subsequent to the acquisitions of LiveBy and E4:9, the Company made a change to its segment reporting structure as more fully described in Note 18. This resulted in new line items on the consolidated statement of operations for the following:

●	Gross commission income is comprised of revenues from the Real Estate Brokerage segment which were previously recorded in revenue.
●	Other revenue is comprised of revenues not included in the Real Estate Brokerage segment which were previously recorded in revenue.
●	Commission and other agent-related costs is comprised of the direct costs to fulfill the services from the Real Estate Brokerage segment which were previously recorded in cost of revenue.
●	Operations and support are comprised of the direct costs to fulfill the services not included in the Real Estate Brokerage segment which were previously recorded in cost of revenue.
●	Technology and development expenses primarily include personnel costs, including base pay, bonuses, benefits, and share based compensation, related to ongoing development and maintenance of our proprietary software for use by our agents, customers, and support staff. Technology and development expenses also include data licenses, other software, and equipment costs, as well as infrastructure and operational expenses, such as, for data centers, communication, and hosted services, which were previously recorded in general and administrative. Amortization of capitalized software and website development costs which were previously recorded in depreciation and amortization expense are now recorded to technology and development expense.
●	Depreciation and amortization represent the depreciation charged on the Company’s fixed assets and intangible assets which were previously recorded in general and administrative expenses. As noted above, these costs exclude amortization of capitalized software and website development costs which are recorded to technology and development expense.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recently Implemented Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes”. The provisions of ASU 2019-12 include eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance is effective for the reporting period beginning after December 15, 2020, and the interim periods therein. The Company adopted this standard effective January 1, 2021 and the application of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. Based on the Company’s status as a smaller reporting company, the new standard is effective for the Company for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements and intends to adopt the standard on January 1, 2023.

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

During the year ended December 31, 2020, in connection with, and in advance of the closing under the asset purchase agreement to acquire the assets of Naberly, the Company issued to Naberly an unsecured loan (the “Loan”) in the principal amount of up to $165,000 with an interest rate of two percent (2%) per annum, compounded annually, and a maturity date of February 28, 2021. The outstanding principal balance of the Loan was forgiven in connection with the closing of the acquisition and was accounted for as part of the purchase consideration transferred to Naberly.

Acquisition of E4:9

On April 16, 2021 the Company purchased 100% of outstanding capital stock of E4:9. The Company accounted for the E4:9 acquisition as a business combination. The purchase price consisted of approximately $9.8 million cash consideration and $16.6 million common stock consideration for a total purchase price of approximately $26.5 million. The aggregate purchase price exceeded the fair value of the net tangible and intangible assets acquired, and accordingly the Company recorded goodwill of approximately $14.4 million.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows (amount in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$2,843
Accounts receivable	958
Mortgage loans held for sale	8,147
Derivative assets	90
Prepaid and other current assets	122
Property & equipment	356
Intangible assets	11,780
Lease right of use assets	1,498
Other long-term assets	8
Total identifiable assets acquired	25,802

Accounts payable and accrued liabilities	938
Escrow liabilities	75
Derivative liabilities	120
Warehouse lines of credit	7,958
Notes payable	486
Lease liability, current portion	337
Lease liability, net of current portion	1,161
Deferred tax liabilities	2,743
Total liabilities assumed	13,818
Total identifiable net assets	11,984
Goodwill	14,474
Net assets acquired	$26,458

The Company recognized approximately $0.3 million of acquisition related costs that were expensed in the year ended December 31, 2021 and are included in general and administrative expenses.

Goodwill of approximately $7.4 million and $7.1 million was assigned to the Company’s Mortgage and Other services reporting units, respectively, and is attributable primarily to our assembled workforce and the anticipated future economic benefits of the vertical integration of E4:9’s mortgage lending and insurance product offerings available to our real estate agents. There is carryover basis in goodwill for tax purposes of $5.2 million that is deductible for income tax purposes.

The fair value associated with identifiable intangible assets was approximately $11.8 million, comprised of customer relationships of $6.2 million, tradenames of $5.2 million and know-how of $0.4 million. Customer relationships is being amortized on an accelerated basis over a useful life of 8 years. Tradenames and know-how are amortized on a straight-line basis over 10 years and 5 years, respectively.

The Company’s consolidated financial statements for the year ended December 31, 2021 include the results of operations of E4:9 since the closing on April 16, 2021 during which period E4:9 contributed approximately $11.0 million and $3.5 million of revenues and net loss, respectively.

Acquisition of LiveBy

On April 20, 2021 the Company purchased 100% of outstanding capital stock of LiveBy. The Company accounted for the LiveBy acquisition as a business combination. The purchase price consisted of approximately $3.4 million cash consideration and $5.6 million common stock consideration for a total purchase price of approximately $9.0 million. The aggregate purchase price exceeded the fair value of the net tangible and intangible assets acquired, and accordingly the Company recorded goodwill of approximately $4.2 million.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows (amount in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$516
Accounts receivable	139
Intangible assets	4,920
Prepaid and other current assets	2
Total identifiable assets acquired	5,577

Deferred tax liabilities	597
Accounts payable and accrued liabilities	167
Total liabilities assumed	764
Total identifiable net assets	4,812
Goodwill	4,168
Net assets acquired	$8,981

The Company recognized approximately $0.2 million of acquisition related costs that were expensed in the year ended December 31, 2021 and are included in general and administrative expenses.

Goodwill was assigned to the technology reporting unit and is attributable primarily to our assembled workforce and the anticipated future economic benefits to the Company’s agents through technology product offerings. None of the goodwill is expected to be deductible for income tax purposes. Customer relationships, tradename and software are being amortized on an accelerated basis over a useful life of 10 years, 10 years, and 5 years, respectively.

The fair value associated with identifiable intangible assets was approximately $4.9 million, comprised of customer relationships of $2.0 million, tradename of $1.0 million and software of $1.9 million. Customer relationships and tradename are being amortized on a straight-lined basis over a useful life of 10 years. Software is amortized on a straight-line basis over 5 years.

The Company’s consolidated financial statements include the results of operations of LiveBy since the closing on April 20, 2021 during which period LiveBy contributed approximately $1.7 million and $0.1 million of revenues and net loss, respectively.

Acquisition of Epic and Woodhouse

On June 30, 2021, the Company completed the acquisition of Epic in a transaction deemed immaterial to the Company. The Epic acquisition was accounted for as a business combination using the acquisition method of accounting. Due to the timing of the acquisition, the valuation of net assets acquired has not been finalized and is expected to be completed by no later than one year from the acquisition date in accordance with GAAP. In late November 2021 the Company completed the acquisition of Woodhouse, in a transaction deemed immaterial to the Company.

Acquisition of Verus

On November 24, 2020 the Company purchased 100% of outstanding capital stock of Verus. The Company accounted for the Verus acquisition as a business combination. The purchase price consisted of $0.7 million in cash consideration and $0.3 million in common stock consideration for a total purchase price of $1.0 million. The aggregate purchase price exceeded the fair value of the net tangible and intangible assets acquired, and accordingly the Company recorded goodwill of approximately $0.8 million, which is assigned to the Other segment and is attributable primarily to the real estate agent and attorney relationships. None of the goodwill is expected to be deductible for income tax purposes.

The Company recognized approximately $0.1 million of acquisition related costs that were expensed during the year ended December 31, 2020, and are included in general and administrative expenses.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Pro Forma Financial Information

On an unaudited pro forma basis, the revenues and net loss of the Company assuming the acquisitions of E4:9 and LiveBy occurred on January 1, 2020, are shown below (amount in thousands except share data). The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition happened on January 1, 2020, nor is the financial information indicative of the results of future operations. The pro forma financial information includes the estimated amortization expense based on the fair value and estimated useful lives of intangible assets as part of the acquisitions of E4:9 and LiveBy.

	Year ended December 31,
	2021	2020
Revenue	$335,743	$195,242
Net loss	$(13,697)	$(2,646)
Net loss per share (basic)	$(0.92)	$(0.22)

Note 4. Goodwill

The Company recorded goodwill in connection with the acquisition of Verus which closed in November 2020 and in connection with the acquisitions of Red Barn, E4:9, LiveBy, Epic and Woodhouse which closed in 2021. These acquisitions have been accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the total purchase price to the tangible and identifiable intangible assets acquired, and assumed liabilities based on their estimated fair values as of the acquisition date, as determined by management. The excess of the purchase price over the aggregate fair values of the identifiable assets was recorded as goodwill.

The changes in the carrying value of goodwill by segment as of December 31, 2021 are as noted in the table below (amount in thousands):

	Real Estate
	Brokerage	Mortgage	Technology	Other (a)	Total
Balance at December 31, 2020	$—	$—	$—	$799	$799
Goodwill acquired during the period	1,099	7,399	4,168	7,076	19,742
Balance at December 31, 2021	$1,099	$7,399	$4,168	$7,875	$20,541

(a)– Other comprises goodwill not assigned to a reportable segment.

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following at the dates indicated (amount in thousands):

	December 31,
	2021	2020
Vehicles	$—	$119
Computers and equipment	483	139
Furniture and fixtures	634	45
Leasehold improvements	380	3
Total property and equipment	1,497	306
Accumulated depreciation	(247)	(151)
Total property and equipment, net	$1,250	$155

Depreciation expense for property and equipment was approximately $0.2 million and less than $0.1 million for the years ended December 31, 2021 and 2020, respectively.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Intangible Assets, Net

Intangible assets, net consisted of the following at the dates indicated (amount in thousands):

	December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Trade names	$6,326	$(454)	$5,872
Software development	9,017	(1,095)	7,922
Customer relationships	8,180	(897)	7,283
Agent relationships	3,030	(233)	2,797
Know-how	430	(61)	369
	$26,983	$(2,740)	$24,243

	December 31, 2020
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Trade names	$166	$(1)	$165
Software development	921	(164)	757
	$1,087	$(165)	$922

As of December 31, 2021, the estimated future amortization expense for definite-lived intangible assets will be (amount in thousands):

Years Ended December 31,
2022	$4,020
2023	3,920
2024	3,806
2025	3,571
2026	2,987
Thereafter	5,939
Total	$24,243

Amortization expense for capitalized software was approximately $0.9 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively. Capitalized software costs are amortized over the expected useful lives of the applicable software, which is estimated at five years.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following at the dates indicated (amount in thousands):

	December 31,	December 31,
	2021	2020
Deferred annual fee	$546	$293
Due to sellers	1,400	—
Accrued compensation	1,033	202
Other accrued liabilities	1,422	570
Total accrued liabilities	$4,401	$1,065

Note 8. Warehouse Lines of Credit

As a means of financing mortgage loans held for sale, the Company utilizes line of credit agreements for the purpose of temporarily warehousing mortgage loans pending the sale of the loans.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company maintained a warehousing credit and security agreement with a bank whereby the Company borrowed funds to finance the origination of eligible mortgage loans. The Company paid interest equal to the greater of Prime Rate less 0.75% or 3.85% per annum. The Prime Rate as of December 31, 2021 was 3.25%. The maximum funding limit of these loans was $15.0 million at December 31, 2021. At December 31, 2021, there was no outstanding balance on this warehouse line. The agreement expired in October 2021.

The Company maintains a master loan warehouse agreement with a bank whereby the Company borrows funds to finance the origination or purchase of eligible loans. The Company pays interest equal to the greater of the mortgage interest rate of the underlying loan or 3.625%. The maximum funding of these loans was $15.0 million at December 31, 2021. At December 31, 2021, the outstanding balance on this warehouse line was approximately $4.3 million. The credit agreement requires the Company to maintain at least $1.0 million in liquid assets, a tangible net worth of $2.0 million and a debt-to-tangible net worth ratio of 12 to 1. The agreement expires in July 2022.

The Company maintains a mortgage participation purchase agreement with a bank whereby the Company borrows funds to finance the origination or purchase of eligible loans. The Company pays interest equal to the greater of the mortgage interest rate of the underlying loan or 3.5%. The maximum funding of these loans was $25.0 million at December 31, 2021. At December 31, 2021, the outstanding balance on this warehouse line was approximately $3.1 million. The credit agreement requires the Company to maintain at least $1.0 million in liquid assets, a tangible net worth of $2.5 million, a debt-to-tangible net worth ratio of 15 to 1 and a minimum profitability of $1.00 beginning as of the second quarter 2022. The agreement expires in April 2023.

The Company maintains a warehousing credit and security agreement with a bank whereby the Company borrows funds to finance the origination of eligible mortgage loans. The Company pays interest equal to the daily LIBOR rate plus 2.00% or 3.5% per annum. The Daily Adjusting LIBOR rate plus 2.00% as of December 31, 2021 was 2.09%. The maximum funding limit of these loans was $15.0 million at December 31, 2021. At December 31, 2021, the outstanding balance on this warehouse line was approximately $2.2 million. The credit agreement requires the Company to maintain at least $1.0 million in liquid assets, a tangible net worth of $3.0 million, a debt-to-tangible net worth ratio of 15 to 1 and a minimum profitability of $1.00 beginning as of July 31, 2022. The agreement expires in April 2023.

As of December 31, 2021, the Company was in compliance with all debt covenants.

Note 9. Debt

Long-term debt consisted of the following at the dates indicated (amount in thousands):

	December 31,	December 31,
	2021	2020
Paycheck Protection Program Loan	$—	$354
Small Business Administration Loan	171	150
Note Payable	806	—
Loan Payable - Automobile Loan	—	35
Total debt	977	539
Less current portion of the Paycheck Protection Program Loan	—	(237)
Less current portion of the Small Business Administration Loan	(25)	(2)
Less current portion of Note Payable	(806)	—
Less current portion of the Loan Payable	—	(17)
Long-term debt, net of current portion	$146	$283

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note Payable – Paycheck Protection Program Loan

In May 2020, the Company applied for and received approximately $0.3 million in unsecured loan funding (the “PPP Loan”) from the Paycheck Protection Program (the “PPP”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). Under the terms of the promissory note (the “PPP Note”) and the PPP Loan, interest accrued on the outstanding principal at the rate of 1% per annum. The Company received full forgiveness of all outstanding principal, accrued, and unpaid interest on this loan as of November 2021. The forgiveness of this loan qualified for debt extinguishment in accordance with ASC 470-50, Debt Modifications and Extinguishments, and as a result, the outstanding principal and accrued and unpaid interest was written off in the amount of approximately $0.3 million and the Company recorded a gain on extinguishment totaling approximately $0.3 million for the year ended December 31, 2021.

Additionally, in connection with the acquisition of Verus, the Company assumed approximately $0.1 million in additional loan funding from the PPP. The Company received full forgiveness of all outstanding principal, accrued, and unpaid interest on this loan as of January 6, 2021. The forgiveness of this loan qualified for debt extinguishment in accordance with ASC 470-50, Debt Modifications and Extinguishments, and as a result, the outstanding principal and accrued and unpaid interest was written off in the amount of approximately $0.1 million and the Company recorded a gain on extinguishment totaling approximately $0.1 million for the year ended December 31, 2021.

Additionally, in connection with the acquisition of E4:9, the Company assumed approximately $0.1 million in loan funding from the PPP (“E4:9 PPP Loan”). Under the terms of the promissory note (the “E4:9 PPP Note”) and the E4:9 PPP Loan, interest accrued on the outstanding principal at the rate of 1% per annum. The Company received full forgiveness of all outstanding principal, accrued, and unpaid interest on this loan as of August 2021. The forgiveness of this loan qualified for debt extinguishment in accordance with ASC 470-50, Debt Modifications and Extinguishments, and as a result, the outstanding principal and accrued and unpaid interest was written off in the amount of approximately $0.1 million and the Company recorded a gain on extinguishment totaling approximately $0.1 million for the year ended December 31, 2021.

Note Payable

Additionally, in connection with the acquisition of E4:9, the Company assumed a non-interest-bearing approximately $0.4 million promissory note to be paid in full at maturity date of July 1, 2022. During the year ended December 31, 2021, the Company paid approximately $0.2 million on the promissory note.

In July 2021, the Company entered into a promissory note for approximately $0.9 million in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.5% per annum. The note matures on July 31, 2022.

In October 2021, the Company entered into a promissory note for approximately $0.3 million in conjunction with a renewal of its executive and officer insurance policy. The interest rate was 6.0% per annum. The note matures on October 9, 2022.

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

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:

●	Agreed prices from Interest Rate Lock Commitments (“IRLC”);
●	Trading prices for derivative hedges; and
●	Closing prices at December 31, 2021 for derivative hedges.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 (amount in thousands):

	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$9,862	$—	$9,862
Derivative assets	—	—	53	53
	$—	$9,862	$53	$9,915

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2021, the Company sold 1,400,000 shares of common stock in connection with a secondary public offering for $32.5 million, net of offering costs.

Note 12. Share-based Compensation

The Company’s 2017 Stock Plan (the “2017 Plan”) provides for granting stock options and restricted stock awards to employees, directors, contractors and consultants of the Company. A total of 3,182,335 shares of common stock are authorized to be issued pursuant to the 2017 Plan. As of December 31, 2021, there were 2,739,261 shares available for future grants under the 2017 Plan.

The Company’s 2019 Omnibus Stock Incentive Plan (the “2019 Plan”) provides for granting stock options and restricted stock awards to employees, directors, contractors and consultants of the Company. During 2021, the Company amended the 2019 Plan by adding an additional one million shares authorized to be issued. A total of 2,060,778 shares of common stock are authorized to be issued pursuant to the 2019 Plan. As of December 31, 2021, there were 1,138,123 shares available for future grants under the 2019 Plan.

Restricted Stock Awards

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2019	227,981	$5.28
Granted	193,828	23.42
Vested	(15,844)	(21.82)
Forfeited	(15,178)	(6.39)
Nonvested at December 31, 2020	390,787	$13.56
Granted	448,481	30.01
Vested	(86,205)	(29.12)
Forfeited	(35,966)	(12.90)
Nonvested at December 31, 2021	717,097	$11.02

In January 2019, pursuant to the 2017 Plan, the Company granted 193,081 fully vested restricted stock awards to certain employees and agents. During June 2019, pursuant to the 2017 Plan, the Company granted 134,341 fully vested restricted stock awards to certain employees and agents. The fair value of the Company’s restricted stock awards granted in January 2019 and during June 2019 was determined to be $4.71 based on the Company’s sales of common stock to agents and third parties in March 2019.

In September 2019, pursuant to the 2019 Plan, the Company granted 23,793 restricted stock awards to certain employees and agents, which will vest two years from the grant date subject to continuous service with the Company. The fair value of the Company’s restricted stock awards granted in September 2019 was estimated to be $5.28. In order to determine the fair value of the Company’s common stock, the Company considered, among other things contemporaneous valuations of the Company’s common stock, the Company’s business, financial condition and results of operations, including related industry trends affecting its operations; the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or sale, given prevailing market conditions; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions. In November and December 2019, pursuant to the 2019 Plan, the Company granted 204,188 restricted stock awards for common stock to certain employees and agents, which will vest three years from the grant date subject to continuous service with the Company. The fair value of the Company’s restricted stock awards was determined to be $5.28 based on the Company’s sales of common stock to agents and third parties in December 2019.

In October 2020, pursuant to the 2019 Plan, the Company granted 124,418 restricted stock awards to certain employees and agents, of which 3,182 awards vested immediately and the remaining 121,236 awards will vest three years from the grant date subject to continuous service with the Company. The fair value of the Company’s restricted stock awards granted in October 2020 was $21.51, based on the Company’s closing stock price on the grant date.

In November 2020, in connection with the acquisition of Verus (see Note 3), the Company granted 33,915 restricted stock awards to the founder of Verus, who is now an employee of the Company, that will vest 18 months from the grant date. The fair value of the Company’s restricted stock awards granted in November 2020 was $21.90, based on the Company’s closing stock price on the grant date.

In December 2020, pursuant to the 2019 Plan, the Company granted 22,833 restricted stock awards to certain employees and agents, which will vest three years from the grant date subject to continuous service with the Company. The fair value of the Company’s restricted stock awards granted in December 2020 was $36.92, based on the Company’s closing stock prices on the grant date.

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

Stock Option Awards

A summary of stock option activity under the 2017 and 2019 Plans are as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Options	Average	Term in	intrinsic value
	Outstanding	Exercise Price	Years	(in thousands)
Balance at December 31, 2019	37,130	$4.71	9.4	$21,164
Granted	10,202	20.10	10.0	—
Forfeited	—	—	—	—
Balance at December 31, 2020	47,332	$8.03	8.8	$1,326
Granted	13,638	44.00	—	—
Exercised	(16,974)	4.71	—	—
Balance at December 31, 2021	43,996	$20.46	8.5	$510
Options exercisable at December 31, 2021	20,156	$4.71	7.5	$443

In April 2019, pursuant to the 2017 Plan, the Board granted stock option awards to the independent directors to acquire an aggregate of 32,884 shares of common stock with an exercise price of $4.71 per share. In May 2019, the Board granted stock option awards to the independent directors to acquire an aggregate of 8,486 shares of common stock with an exercise price of $4.71 per share. Additionally, in May 2019, 4,240 stock option awards were forfeited, and 4,246 stock option awards vested immediately, for a total of 37,130 stock option awards outstanding at December 31, 2019. The exercise price of these stock option awards was established at the fair value of the Company’s common stock which was determined based on sales of common stock to agents and third parties that occurred during the quarter ended June 30, 2019. The stock options will vest on the earlier of (a) one year from the date of grant and (b) the next annual stockholder meeting, subject to the director’s continued service on the Board.

In November 2020, pursuant to the 2019 Plan, the Board granted stock option awards to the independent directors to acquire an aggregate of 10,202 shares of common stock with an exercise price of $20.10 per share. The exercise price of these stock option awards was established at the fair value of the Company’s common stock based on the Company’s closing stock price on the date of grant. The stock options will vest on the earlier of (a) one year from the date of grant and (b) the next annual stockholder meeting, subject to the director’s continued service on the Board.

In March 2021, pursuant to the 2019 Plan, the Board granted stock option awards to the independent directors to acquire shares of common stock with an exercise price of $44.00 per share. The stock options will vest on the earlier of (a) one year from the date of grant and (b) the next annual stockholder meeting, subject to the director’s continued service on the Board.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2021 and 2020, was $18.64 and $7.84, respectively.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock based compensation related to the Company’s 2017 and 2019 Plans are as follows (amount in thousands):

	For the Year Ended December 31,
	2021	2020
Commission and other agent-related cost	$1,501	$97
Technology and development	417	—
General and administrative	2,093	—
Total stock-based compensation	$4,011	$97

The Company capitalized $0.8 million of stock-based compensation expense associated with the cost of developing software for internal use during the year ended December 31, 2021.

At December 31, 2021, the total unrecognized compensation related to unvested stock option awards granted was $11.7 million, which the Company expects to recognize over a period of approximately 2.0 years.

Note 13. Equity-classified Warrants

On August 4, 2020, the Company issued a warrant to an underwriter (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant is exercisable at a per share exercise price of $11.00, and is exercisable at any time from and after January 31, 2021 through August 4, 2025.

Upon the issuance of the Underwriter Warrant as partial compensation for its services as an underwriter, the fair value of approximately $677,082 was recorded as equity issuance costs.

The assumptions in the table below were used to estimate the fair value of the Underwriter Warrant granted using the Black-Scholes option pricing method at August 4, 2020. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of the Underwriter Warrant issued represents the period of time that the Underwriter Warrant issued are expected to be outstanding. Expected volatility is based on implied volatilities based on an analysis of historical volatilities of selected guideline public companies and other factors.

Estimated fair value of common stock	$8.80
Strike price	$11.00
Risk-free interest rate	0.1%
Expected term (in years)	2.5
Expected volatility	64.0%
Expected dividend yield	—%

The details of the outstanding the Underwriter Warrant is as follows:

		Weighted	Remaining	Average
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Outstanding at December 31, 2019	—	$—	—	$—
Granted	240,100	11.00	5.00
Outstanding at December 31, 2020	240,100	$11.00	4.59	$6,012,104

During the year ended December 31, 2021, no portion of the Underwriter Warrant was issued, exercised, or expired.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Leases

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

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods indicated (amount in thousands):

	December 31,
Components of total lease cost:	2021	2020
Operating lease expense	$968	$168
Short-term lease expense	388	66
Total lease cost	$1,356	$234

Lease Position as of December 31, 2021 and 2020

Right of use lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows (amount in thousands):

	December 31,
	2021	2020
Assets
Lease right of use assets	$4,353	$437
Total lease assets	$4,353	$437

Liabilities
Current liabilities:
Lease liability - current portion	$870	$140
Noncurrent liabilities:
Lease liability, net of current portion	3,562	301
Total lease liability	$4,432	$441

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of:

	December 31,
	2021	2020
Weighted average remaining lease term (in years) - operating leases	4.98	3.37
Weighted average discount rate - operating leases	5.91%	7.67%

Future Minimum Lease Payments

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2021, for the following five fiscal years and thereafter were as follows (amount in thousands):

Years Ended December 31,	Operating Leases
2022	$1,119
2023	1,047
2024	968
2025	847
2026 and thereafter	1,131
Total Minimum Lease Payments	5,112
Less effects of discounting	(680)
Present value of future minimum lease payments	$4,432

Note 15. Related Party Transactions

Included in revenue for the year ended December 31, 2020 was approximately $0.5 million from a related party in exchange for the Company providing lead generation services.

Included in marketing expense for the years ended December 31, 2021 and 2020 was approximately $0.5 million and $0.2 million, respectively, from related parties in exchange for the Company receiving marketing services.

Note 16. Net Loss per Share Attributable to Common Stock

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows (amount in thousands except share data):

	Years Ended December 31,
	2021	2020
Numerator:
Net loss attributable to common stock—basic and diluted	$(12,491)	$(1,341)

Denominator:
Weighted- average basic and diluted shares outstanding	14,269,078	11,404,262

Net loss per share attributable to common stock—basic and diluted	$(0.88)	$(0.12)

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive.

	Year Ended December 31,
	2021	2020
Stock options	20,156	47,332
Unvested restricted stock awards	717,097	390,787
Common stock warrants	240,100	240,100

Note 17. Income Taxes

The provision for income taxes consists of the following (amount in thousands):

	December 31,
	2021	2020
Current provision:
Federal	$—	$—
State	92	38
Total current	92	38
Deferred benefit:
Federal	(2,983)	(38)
State	(356)	(8)
Total deferred	(3,339)	(46)
Income tax benefit	$3,247	$8

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate consists of the following (amount in thousands):

	For the Years Ended December 31,
	2021		2020
Provision for federal income taxes at statutory rates	3,305	(21)%	284	(21)%
Provision for state income taxes, net of federal benefit	200	(1)%	(0.2)	—%
Change in valuation allowance	(203)	1%	(272)	20%
Nondeductible expenses	(55)	—%	(4)	—%
Return to provision adjustments	—	—%	0.7	—%
Other	—	—%	(0.6)	—%
Income tax benefit	3,247	21%	8	1%
Effective Tax Rate	20.6%		0.63%

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of the temporary differences and carryforwards that give rise to the deferred tax assets consist of the following (amount in thousands):

	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$5,581	$2,103
Property and equipment	—	6
Intangibles	—	(39)
Reserves	47	15
Share based compensation	713	—
Interest expense carryforward	43	53
Research and development credits	35	—
Lease liability	1,009	101
Basis in partnership	3	—
Charitable contributions carryover	16	5
Total deferred tax assets	7,447	2,244
Deferred tax liabilities
Property and equipment	(66)	—
Intangibles	(3,432)	—
Internally developed software	(877)	(173)
Share based compensation	—	(126)
Right-of-Use assets	(991)	(100)
Prepaid expenses	(229)	(198)
Total deferred tax liabilities	(5,595)	(596)
Valuation allowance	(1,852)	(1,648)
Deferred tax asset, net	$—	$—

As of December 31, 2021, and December 31, 2020, the Company had federal net operating loss carryforwards of approximately $24.3 million and $9.2 million and state net operating loss carryforwards of approximately $12.8 million and $4.5 million, respectively. Losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The adoption of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the years ended December 31, 2021 and 2020. Currently, the statute of limitations remains open subsequent to and including the year ended December 31, 2018.

Note 18. Segment Reporting

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

As of December 31, 2020, as the Company primarily operated as a cloud-based real estate brokerage and management did not make operating decisions nor assess performance based on geographic locations, the Company identified one reportable segment. The Company aggregated its real estate brokerage services segment and its affiliated services (e.g., title insurance and Technology) segment as the profits and losses and assets of the affiliated services segment were not material.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to completing its acquisitions of LiveBy and E4:9 in the second quarter of 2021, the CODM began making operating decisions and assessing performance based on the services of identified operating segments and has identified three reportable segments: Real Estate Brokerage; Mortgage; and Technology. Through its Real Estate Brokerage segment, the Company provides real estate brokerage services. Through its Mortgage segment, the Company provides residential loan origination and underwriting services. Through its Technology segment, the Company provides SaaS solutions and data mining for third party customers to develop its intelliAgent platform for current use by the Company’s real estate agents. As a result, the Company has modified the presentation of its segment financial information with retrospective application to all prior periods presented.

Revenue and Adjusted EBITDA are the primary measures used by the CODM to evaluate financial performance of the reportable segments and to allocate resources. Adjusted EBITDA represents the revenues of the operating segment less operating expenses directly attributable to the respective operating segment. Adjusted EBITDA is defined by us as net income (loss), excluding other expense, costs related to acquisitions, income tax benefit, depreciation and amortization, and share-based compensation expense. In particular, the Company believes the exclusion of non-cash share-based compensation expense related to restricted stock awards and stock options and transaction-related costs provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. The Company’s presentation of Adjusted EBITDA might not be comparable to similar measures used by other companies.

The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The balance sheet is managed on a consolidated basis and is not used in the context of segment reporting.

Key operating data for the reportable segments for the year ended December 31, 2021 and are set forth in the tables below (amount in thousands). The Company has included the results of the acquisitions from the acquisition date.

For the Year Ended
Revenue	December 31, 2021
Real Estate Brokerage	$314,373
Mortgage	6,799
Technology	2,021
Corporate and other services (a)	7,037
Total Company	$330,230

For the Year Ended
Adjusted EBITDA	December 31, 2021

Real Estate Brokerage	$315
Mortgage	(1,145)
Technology	(792)
Total Segment Adjusted EBITDA	(1,622)
Corporate and other services (a)	$(6,537)
(8,159)
Depreciation and amortization	(2,748)
Other income, net	367
Income tax benefit	3,247
Stock based compensation	(4,011)
Transaction-related costs	(1,187)
Net loss	$(12,491)

(a)	Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and other services line.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Commitments and Contingencies

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification of employees verse independent contractors, intellectual property, commercial or contractual claims, brokerage or real estate disputes, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and various liabilities based upon conduct of individuals or entities outside of the Company’s control, including agents and third-party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of December 31, 2021, there was no material litigation against the Company.

In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheet at December 31, 2021, consistent with GAAP and industry practice. The balances amounted to $2.3 million at December 31, 2021.

Encompass Net Worth Requirements

In order to maintain approval from the U.S. Department of Housing and Urban Development to operate as a Title II non-supervised mortgagee, our indirect subsidiary Encompass Lending Group is required to maintain adjusted net worth of $1,000,000 and must maintain liquid assets (cash, cash equivalents, or readily convertible instruments) of 20% of the required net worth. As of December 31, 2021, Encompass had adjusted net worth of approximately $4.0 million and liquid assets of $4.4 million.

Commitments to Extend Credit

Encompass enters into IRLCs with borrowers who have applied for residential mortgage loans and have met certain credit and underwriting criteria. These commitments expose the Encompass to market risk if interest rates change and the underlying loan is not economically hedged or committed to a purchaser. Encompass is also exposed to credit loss if the loan is originated and not sold to a purchaser and the mortgagor does not perform. The collateral upon extension of credit is typically a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as commitments are expected to expire without being drawn upon.

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

Note 20. Subsequent Events

In February 2022, the Company acquired iPro, a real estate brokerage business that is expected to help expand the Company’s reach in the Utah real estate market. Determination of the final fair value and purchase price allocation have not been completed as of the financial statement filing date because of the timing of the transaction.

In February 2022, the Company acquired Cornerstone for approximately $5.8 million, comprised of $1.0 million in cash and $4.8 million in stock, a real estate mortgage business that is expected to help expand the Company’s reach in the DC and surrounding markets. Determination of the final fair value and purchase price allocation have not been completed as of the financial statement filing date because of the timing of the transaction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act are recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2021, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (the “2013 Framework”). In accordance with guidance issued by the SEC, companies are permitted to exclude material acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. We have excluded E4:9 Holdings, Inc. (acquired April of 2021), and LiveBy, Inc. (acquired April of 2021) (collectively, the “2021 Acquired Businesses”) from our evaluation of the internal control over financial reporting. The 2021 Acquired Businesses constituted 47% of total assets as of December 31, 2021 and 4% of total revenues for the year ended December 31, 2021.

Based on this evaluation under the 2013 Framework, our Chief Executive Officer and our President and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Controls over Financial Reporting

We are in the process of integrating the 2021 Acquired Businesses into our overall internal control over financial reporting.

Other than the integration of our 2021 Acquired Businesses and the remediation of the material weaknesses described below, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of the Material Weaknesses

Management has completed remediation efforts to address the material weaknesses in our internal control over financial reporting. During previous audits, we identified that we did not effectively apply the 2013 Framework due primarily to an insufficient complement of personnel possessing the appropriate accounting and financial reporting knowledge and experience. Additionally, we did not maintain effective controls relating to reconciliation of and recording of revenue.

The remediation included hiring additional qualified accounting and financial reporting personnel, and further evolving our accounting processes and systems. As of December 31, 2021, management concluded that the material weaknesses that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 have been remediated.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a code of ethics relating to the conduct of our business by all of our employees, officers, and directors, as well as a code of conduct specifically for our principal executive officer and senior financial officers. We intend to disclose any amendments to, or waivers from, our codes of ethics that are required to be publicly disclosed pursuant to rules of the SEC by filing such amendment or waiver with the SEC. Each of these policies is posted under the “Investors - Governance” section of our website, www. fathominc.com.

The other information required by this Item concerning our directors is incorporated by reference to the section captioned “Election of Directors” and “Corporate Governance Matters” to be contained in (the “Proxy Statement”), which information is expected to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. The information required by this Item concerning compliance with Section 16(a) of the Exchange Act by our directors, executive officers and persons who own more than 10% of our outstanding common stock is incorporated by reference from the section captioned “Delinquent Section 16(a) Reports” to be contained in the Proxy Statement, if required.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in the Proxy Statement.

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

(b) Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated November 4, 2020, by and among Fathom Holdings Inc., Verus Title Inc., and the sellers named therein.*	8-K	—	2.1	November 5, 2020

2.2	Agreement and Plan of Merger, dated April 7, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub C, Inc., LiveBy, Inc., the stockholders of LiveBy part hereto and Cory Scott, as stockholder representative. *	8-K	—	2.1	April 9, 2021

2.3	Agreement and Plan of Merger, dated April 13, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub A, Inc., Fathom Merger Sub B, LLC, E4:9 Holdings, Inc., the stockholders named therein and Paul S. Marsh, as stockholder representative. *	8-K	—	2.1	April 14, 2021

3.1	Restated Articles of Incorporation of Fathom Holdings Inc.	S-1	333-235972	3.1	January 17, 2020

3.1.1	Articles of Amendment to the Restated Articles of Incorporation of Fathom Holdings Inc., effective July 27, 2020.	8-K	—	3.1	August 4, 2020

3.2	Second Amended and Restated Bylaws of Fathom Holdings Inc.	S-1/A	333-235972	3.2	July 16, 2020
4.1	Underwriter Warrant issued August 4, 2020.	8-K	—	4.1	August 4, 2020

4.2	Description of Securities.	10-K	—	4.2	March 24, 2021

10.1	Fathom Holdings Inc. 2017 Stock Plan. #	8-K	—	10.1	August 4, 2020

10.2	Fathom Ventures, Inc. 2017 Stock Plan Form of Restricted Stock Award Agreement. #	S-1	333-235972	10.2	January 17, 2020

10.3	Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.2	August 4, 2020

10.3.1	Amendment to Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K		10.1	October 20, 2021

10.4	Form of Fathom Agent Agreement. #	S-1	333-235972	10.7	January 17, 2020

10.5	Commercial Lease Agreement, dated October 12, 2015, by and between Powell Commonwealth Associates, LLC and Fathom Realty, LLC.	S-1	333-235972	10.8	January 17, 2020

10.6	Commercial Lease Agreement, entered into on November 21, 2017, by and between King Commercial Properties, LLC and Fathom Realty, LLC.	S-1	333-235972	10.9	January 17, 2020

10.7	Lease Agreement, dated October 1, 2015, by and between Henderson & Murphy LLC and Fathom Realty Holdings, LLC.	S-1	333-235972	10.10	January 17, 2020

16.1	Letter dated June 8, 2021 regarding change in certifying accountant.	8-K	—	16.1	June 11, 2021

21.1	Fathom Holdings Inc. Subsidiaries.	—	—	—	Filed herewith

23.1	Consent of BDO USA, LLP.	—	—	—	Filed herewith

23.2	Consent of Deloitte & Touche LLP.	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of the President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer and the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File, formatted in inline XBRL (included in Exhibit 101).	—	—	—	Filed herewith

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

FATHOM HOLDINGS INC.

Date: March 9, 2022	By:	/s/ Joshua Harley
Joshua Harley
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joshua Harley	Chief Executive Officer and Director	March 9, 2022
Joshua Harley	(Principal Executive Officer) Executive Chairman of the Board of Directors

/s/ Marco Fregenal	President, Chief Financial Officer and Director	March 9, 2022
Marco Fregenal	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher Bennett	Director	March 9, 2022
Christopher Bennett

/s/ Jeffrey H. Coats	Director	March 9, 2022
Jeffrey H. Coats

/s/ Ravila Gupta	Director	March 9, 2022
Ravila Gupta

/s/ David Hood	Director	March 9, 2022
David Hood

/s/ Glenn Sampson	Director	March 9, 2022
Glenn Sampson

/s/ Jennifer Venable	Director	March 9, 2022
Jennifer Venable