Form 10-K/A
period 2021-12-31
Fathom Holdings Inc.
filed 2022-05-02
CIK 1753162

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

As of March 4, 2022, there were approximately 17,019,076 shares of the registrant’s common stock outstanding.

Audit Firm Id	Auditor Name:	Auditor Location:
34	Deloitte & Touche LLP	Raleigh, North Carolina
243	BDO USA, LLP	Raleigh, North Carolina

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Fathom Holdings Inc. (the “Company, “Fathom,” “we,” “us” or “our”) for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 9, 2022 (the “Original 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K. At the time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2022 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company will not file the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required.

As a result, Part III, Items 10-14 of the Company’s Original 10-K are hereby amended and restated in their entirety.

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

Fathom Holdings Inc.

FORM 10-K/A

December 31, 2021

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The Board currently consists of eight members, each of which serves for a one-year term or until a successor has been elected and qualified. Any vacancy caused by the cessation of a director’s service and any additional directorship resulting from an increase in the number of directors may be filled by the directors then in office or the shareholders (as provided in our bylaws). A director elected by the Board to fill a vacancy, including vacancies created by an increase in the number of directors, shall serve for the remainder of the year term and until the director’s successor is duly elected and qualified.

The name of and certain information regarding each current director as of April 30, 2022 is set forth below. This information is based on data furnished to us by the directors. The business address for each director for matters regarding our Company is 2000 Regency Parkway Drive, Suite 300, Cary, North Carolina 27518.

Name	Age	Director Since	Position with Fathom
Joshua Harley	46	2009	Chairman, Chief Executive Officer, Director
Marco Fregenal	58	2019	President and Chief Financial Officer, Director
Christopher Bennett	42	2019	Director
Jeffrey Coats	64	2019	Director
Ravila Gupta	59	2021	Director
David Hood	60	2019	Director
Glenn Sampson	81	2019	Director
Jennifer Venable	51	2019	Director

Employee Directors

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

We believe Mr. Fregenal’s extensive financial, technology and leadership experience, his knowledge of our operations and oversight of our business qualify him to serve as one of our directors.

Non-Employee Directors

Christopher Bennett — Director

Christopher Bennett has served on our Board since February 2019. From September 2005 to the present, Mr. Bennett has served as Chief Executive Officer and Founder of 97th Floor, a marketing agency that focuses on search, content, social, paid media and digital marketing. From April 2017 to the present, Mr. Bennett also has been the managing partner of 7Sixty Ventures, a partnership acting as angel investors in start-up companies.

We believe Mr. Bennett’s extensive management and marketing skills qualify him to serve as one of our directors.

Jeffrey H. Coats — Director

Jeffrey Coats has served on our Board since February 2019. Mr. Coats was the Chief Executive Officer of AutoWeb, Inc. (formerly Autobytel, Inc.), a Nasdaq-traded online automotive sales company, from December 2008 until his retirement in April 2018. Prior to this, he served as Managing Director of Southgate Alternative Investments from April 2006 to December 2008. Mr. Coats served as Chief Executive Officer of Mikronite Technologies Group Inc. from March 2002 to April 2006. Mr. Coats served on the board of directors of Autoweb from August 1996 to September 2018. Mr. Coats received a B.A. from the University of Georgia and an M.B.A. from the American Graduate School of International Management.

We believe Mr. Coats’ experience as a director of various companies, and his mergers and acquisitions, management and public company experience, qualify him to serve as one or our directors.

Ravila Gupta — Director

Ravila Gupta has served on our Board since March 2021. Ms. Gupta has over 10 years of executive experience in corporate managerial roles. Since April 2020, Ms. Gupta has served as President and Chief Executive Officer of Bagchi Group, Inc., a private company providing business strategy, financial services, and board and executive coaching support to businesses. From April 2017 to April 2020, Ms. Gupta served as President and Chief Executive Officer of Council for Entrepreneurial Development, a non-profit organization dedicated to the development of entrepreneurs and their businesses, and from July 2012 to April 2017, Ms. Gupta served as President of Umicore USA Inc, a global materials technology and recycling group. Ms. Gupta currently serves in an advisory board role at Primo Partners LLC, a real estate and Ben & Jerry’s franchise development company, and previously served in an advisory role from October 2019 to December 2020 at Bennett Aerospace, Inc., an engineering and development company. Ms. Gupta received a B.E. and a M.E. from McGill University. She received her J.D. from North Carolina Central University.

We believe that Ms. Gupta’s background in executive management and entrepreneurial companies qualifies her to serve as one of our directors.

David C. Hood — Director

David Hood has served on our Board since May 2019. Mr. Hood served as audit partner at Ernst & Young LLP in Raleigh from 2005 until his retirement in 2015. Prior to that, Mr. Hood was the Vice President, Finance at Quintiles Americas, currently known as IQVIA Holdings Inc, a leading global provider of contract research services, from 1993 to 2000, where he helped take the company public. Mr. Hood received a B.S. in accounting from Guilford College and is a Certified Public Accountant.

We believe Mr. Hood’s experience in financial, accounting and auditing matters, as well as taking organizations public, capital raises, and mergers and acquisitions, qualify him to serve as one of our directors.

Glenn A. Sampson — Director

Glenn Sampson has served on our Board since February 2019. Mr. Sampson served in various positions at Exxon Mobil Corporation from 1965 until his retirement in 2000, with his most recent position being Manager, Data Management, in the Controller’s Department. Since retirement he has served in various volunteer roles. Mr. Sampson received his B.S. from Stanford University and a M.B.A. from Northwestern University. Mr. Sampson is the father-in-law of Joshua Harley, and he was one of our earliest investors.

We believe Mr. Sampson’s more than five decades of general and financial management experience qualify him to serve as one of our directors.

Jennifer B. Venable — Director

Jennifer Venable has served on our Board since February 2019. From April 2013 to the present, Ms. Venable has served as Vice President and General Counsel at Capitol Broadcasting Company, Inc. From September 2009 to April 2013, Ms. Venable was General Counsel at Alfresco Software, Inc. Prior to that, Ms. Venable served as Commercial Counsel and as Senior Partner Manager of Red Hat, Inc. from September 2002 to July 2009 and as in-house counsel for an internet start-up and in private practice. Ms. Venable received her B.A. in Government and Sociology from The College of William and Mary and her J.D. from The University of North Carolina at Chapel Hill.

We believe Ms. Venable’s experience with complex legal issues, corporate governance, international business, and project management qualify her to serve as one of our directors.

Executive Officers

The information required by this Item concerning our executive officers is set forth at the end of Part I, Item 1 of the Original 10-K.

Committees of the Board of Directors

In August 2019, our Board adopted written charters for each of its permanent committees, all of which are available under the Investors—Corporate Governance section of our website at FathomRealty.com. The following table provides membership information of our directors on each committee of our Board as of April 30, 2022. Our pricing committee, which comprised Messrs. Harley and Hood and Ms. Gupta, was formed on November 15, 2021 for the purpose of setting the terms of our public offering of common stock that closed in November 2021. The pricing committee’s existence lapsed after the closing of that public offering.

	Audit Committee	Compensation Committee	Nominating & Governance Committee
Christopher Bennett
Jeffrey Coats
Marco Fregenal
Ravila Gupta
Joshua Harley
David Hood
Glenn Sampson
Jennifer Venable

= Committee Chair

= Member

Audit Committee

Our audit committee consists of Messrs. Hood (Chair) and Coats and Mses. Gupta and Venable. Each of them satisfies the independence requirements of Rules 5605(a)(2) and 5605(c)(2) of the NASDAQ Stock Market listing rules and Section 10A(m)(13) of the Exchange Act. Our audit committee met four times during 2021. Our audit committee is responsible for, among other things:

•	appointing, terminating, compensating, and overseeing the work of any accounting firm engaged to prepare or issue an audit report or other audit, review or attest services;

•	reviewing and approving, in advance, all audit and non-audit services to be performed by the independent auditor, taking into consideration whether the independent auditor’s provision of non-audit services to us is compatible with maintaining the independent auditor’s independence;

•	reviewing and discussing the adequacy and effectiveness of our accounting and financial reporting processes and controls and the audits of our financial statements;

•	establishing and overseeing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential, anonymous submission by our employees regarding questionable accounting or auditing matters;

•	investigating any matter brought to its attention within the scope of its duties and engaging independent counsel and other advisors as the audit committee deems necessary;

•	determining compensation of the independent auditors and of advisors hired by the audit committee;

•	reviewing and discussing with management and the independent auditor the annual and quarterly financial statements prior to their release;

•	monitoring and evaluating the independent auditor’s qualifications, performance, and independence on an ongoing basis;

•	reviewing reports to management prepared by the internal audit function, as well as management’s response;

•	reviewing and assessing the adequacy of the formal written committee charter on an annual basis;

•	reviewing and approving related-party transactions for potential conflict of interest situations on an ongoing basis; and

•	handling such other matters that are specifically delegated to the audit committee by our Board from time to time.

The Board has affirmatively determined that Mr. Hood is designated as an “audit committee financial expert” and that he meets the definition of an “independent director” for purposes of serving on an audit committee under the NASDAQ Stock Market listing rules. The designation does not impose on Mr. Hood any duties, obligations or liabilities that are greater than those generally imposed on members of our audit committee and our Board.

Compensation Committee

Our compensation committee consists of Messrs. Coats (Chair), Bennett and Hood. Each of Messrs. Coats, Bennett and Hood satisfy the independence requirements of Rules 5605(a)(2) and 5605(d)(2) of the NASDAQ Stock Market listing rules. In part because executive compensation decisions were made by all our independent directors in executive sessions of Board meetings during the year, our compensation committee did not hold any formal separate meetings during 2021. Our compensation committee is responsible for, among other things:

•	reviewing and approving the compensation, employment agreements, severance arrangements, and other benefits of all of our executive officers and key employees;
•	reviewing and approving, on an annual basis, the corporate goals and objectives relevant to the compensation of the executive officers, and evaluating their performance in light thereof;
•	reviewing and making recommendations, on an annual basis, to our Board with respect to director compensation;
•	reviewing any analysis or report on executive compensation required to be included in the annual proxy statement and periodic reports pursuant to applicable federal securities rules and regulations, and recommending the inclusion of such analysis or report in our proxy statement and periodic reports;
•	reviewing and assessing, periodically, the adequacy of the formal written committee charter; and
•	such other matters that are specifically delegated to the compensation committee by our Board from time to time.

Pursuant to its written charter, our compensation committee has the authority to engage the services of outside advisors as it deems appropriate to assist it in the evaluation of the compensation of our directors, principal executive officer or other executive and non-executive officers, and in the fulfillment of its other duties. Additionally, our compensation committee has the authority to review and approve the compensation of our other officers and employees and may delegate its authority to review and approve the compensation of other non-executive officer employees to specified executive officers.

Nominating and Governance Committee

Our nominating and governance committee consists of Mses. Venable (Chair) and Gupta and Mr. Bennett. Each of them satisfies the independence requirements of Rule 5605(a)(2) of the NASDAQ Stock Market listing rules. Our nominating and governance committee met twice during our 2021 fiscal year. It is responsible for, among other things:

•	identifying and screening candidates for the Board, and recommending nominees for election as directors;

•	consider any director candidates recommended by the Company’s shareholders pursuant to the procedures set forth in the Company’s bylaws;

•	establishing procedures to exercise oversight of the evaluation of the Board and management;

•	developing and recommending to the Board a set of corporate governance guidelines, as well as reviewing these guidelines and recommending any changes to the Board;

•	reviewing the size and composition of the Board and its committees, and recommending to the Board for its approval directors to serve as members of each committee, and where appropriate, making recommendations regarding the removal of any member of any committee;

•	developing and reviewing our code of conduct, evaluating management’s communication of the importance of our code of conduct, and monitoring compliance with our code of conduct;

•	developing and recommending to the Board annual management succession and career development plans with respect to the Company’s senior management;

•	reviewing and assessing the adequacy of the formal written committee charter on an annual basis; and

•	generally advising the Board on corporate governance and related matters.

Family Relationships

There is no family relationship between any director, executive officer or person nominated to become a director or executive officer of our Company other than Mr. Sampson who his Mr. Harley’s father-in-law.

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our common stock or other equity securities to file with the SEC certain reports of ownership and reports of changes in ownership of our securities. Executive officers, directors, and shareholders who hold more than 10% of our outstanding registered common stock are required by the SEC to furnish us with copies of all required forms filed under Section 16(a). Based solely on a review of this information and written representations from these persons that no other reports were required, we believe that, during the prior fiscal year all of our executive officers, directors, and 10% shareholders complied with the filing requirements of Section 16(a) of the Exchange Act, except for the following: Marco Fregenal, who filed a Form 4 on April 29, 2021 to report the March 5, 2021 grant to him of 8,359 shares of the Company’s common stock, and to his wife of 329 shares; Samantha Giuggio, who filed Forms 4 on April 29, 2021 to report the March 5, 2021 grant to her of 3,043 shares of the Company’s common stock, and on November 12, 2021 to report the April 1, and July 2, 2021 grant to her husband of 1 share, and to her of 30 shares on July 2, 2021; and Joshua Harley, who filed a Form 4 on April 29, 2021 to report the March 5, 2021 grant to him of 9,558 shares of the Company’s common stock.

Code of Conduct

We adopted a code of conduct relating to the conduct of our business by all of our employees, officers, and directors, as well as a code of ethics specifically for our principal executive officer and senior financial officers. We also adopted a corporate communications policy for our employees and directors establishing guidelines for the disclosure of information to the investing public, market analysts, agents, dealers, investment advisors, the media, and any persons who are not our employees or directors. Additionally, we adopted an insider trading policy to establish guidelines for our employees, officers, directors, and consultants regarding transactions in our securities and the disclosure of our material nonpublic information. Each of these policies is posted on our website FathomRealty.com under “Investors – Governance – Governance Documents.”

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2021 and 2020, compensation awarded to or paid to, or earned by, anyone serving as principal executive officer during the most recently completed fiscal year and our next two most highly compensated executive officers who were serving as executive officers during the year ended December 31, 2021 (the “Named Executive Officers”).

Our Named Executive Officers for fiscal year 2021 were:

•	Joshua Harley, Chairman and Chief Executive Officer;

•	Marco Fregenal, President and Chief Financial Officer; and

•	Samantha Giuggio, Chief Broker Operations Officer.

Name and Principal Position	Year	Salary(1)	Bonus	Option Awards	Stock Awards		All Other Compensation		Total
Joshua Harley	2021	$350,000	$377,680	$-	$880,611	(2)	$11,793	(3)	$1,620,084
Chief Executive Officer, Principal Executive Officer	2020	$350,000	$271,150	$-	$-		$6,292	(4)	$627,442

Marco Fregenal	2021	$350,000	$477,680	$-	$557,991	(2)	$22,660	(5)	$1,408,331
Chief Financial Officer and Principal Financial Officer	2020	$335,417	$283,865	$-	$-		$15,900	(6)	$635,182

Samantha Giuggio	2021	$250,000	$-	$-	$101,070	(2)	$26,789	(7)	$377,859
Chief Broker Operations Officer	2020	$189,083	$1,500	$-	$150,011	(2)	$31,494	(8)	$372,088

(1)	Reflects base salary earned during the fiscal year covered.

(2)	Represents the aggregate grant date fair value of restricted stock awards computed in accordance with ASC 718, Compensation — Stock Compensation.

(3) Includes $6,760 in medical insurance premiums and $5,033 attributable to use of a Company automobile.

(3)	Consists of $6,292 in medical insurance premiums.

(4)	Includes $6,760 in medical insurance premiums and $15,900 attributable to use of a Company automobile.

(5)	Consists of $15,900 attributable to an automobile allowance.

(6)	Includes $12,762 in medical insurance premiums and $14,027 attributable to an automobile allowance.

(7)	Includes $10,004 in medical insurance premiums, $14,027 attributable to an automobile allowance, and $7,463 in real estate commissions.

Narrative to Summary Compensation Table

We review compensation annually for all employees, including our Named Executive Officers. In setting annual base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our shareholders, and a long-term commitment to our Company.

Employment Agreements

We have not entered into employment agreements with any of our Named Executive Officers.

Annual Base Salary

Base salaries for our Named Executive Officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent. The following table presents the annual base salaries for each of our Named Executive Officers for 2021, as determined by the non-employee members of the Board.

Name	2021 Base Salary
Joshua Harley	$350,000
Marco Fregenal	$350,000
Samantha Giuggio	$250,000

Bonus Compensation

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

Our Board adopted, and our shareholders approved, the 2019 Plan, which effectively replaced our 2017 Stock Plan as we do not intend to grant any more awards under the 2017 Stock Plan. The 2017 Plan became effective on May 11, 2017. The 2019 Plan became effective on August 9, 2019.

The purpose of our 2019 Plan is to attract and retain real estate agents, employees, non-employee directors and consultants. Our 2019 Plan authorizes us to make grants to eligible recipients of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock units and stock-based awards.

Other Compensation

Our Named Executive Officers did not participate in, or otherwise receive any benefits under, any pension or deferred compensation plan sponsored by us during 2021 or 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table shows for the fiscal year ended December 31, 2021, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers.

Name	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)		Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Joshua Harley	32,427	(1)	663,456	(2)	-	-

Marco Fregenal	19,794	(3)	404,985	(2)	-	-

Samantha Giuggio	10,047	(4)	205,562		-	-

(1)	Of the shares, 9,538 were granted on March 5, 2021 and vest on March 4, 2024, 4,426 were granted on July 2, 2021 and vest on July 1, 2024, and 18,443 were granted on December 1, 2021 and vest on November 30, 2024.

(2)	Based on $20.46 per share which was the closing price of our common stock on December 31, 2021, the last trading day of that fiscal year.

(3)	Of the shares, 8,359 were granted on March 5, 2021 and vest on March 4, 2024, 2,213 were granted on July 2, 2021 and vest on July 1, 2024, and 9,222 were granted on December 1, 2021 and vest on November 30, 2024.

(4)	Of the shares, 6,974 were granted on October 19, 2020 and vest on October 18, 2023, 3,034 were granted on March 5, 2021 and vest on March 4, 2024, and 30 were granted on July 2, 2021 and vest on July 1, 2024.

Director Compensation

Our directors who are employed by us do not receive any additional compensation for serving on our Board, and our non-employee directors receive cash and equity compensation as described below.

During our fiscal year ended December 31, 2021, each non-employee director received an annual retainer of $50,000 per year in cash compensation, as well as $100,000 in one-year time-vesting stock options. In addition, we paid the audit and compensation committee chairs the following cash and equity fees for serving in such position:

Compensation Committee Chair

$15,000 per year in cash, paid quarterly

Audit Committee Chair

$30,000 per year in cash, paid quarterly

Nominating and Governance Chair

$15,000 per year in cash, paid quarterly

We cover the travel costs for Board members to attend four in-person Board meetings a year, or any additional in-person Board meetings duly called by the Chairman of the Board.

The following table sets forth the total compensation paid to each of our non-employee directors serving in 2021.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Christopher Bennett	$50,000	$100,012	$150,012
Jeffrey H. Coats	$65,000	$100,012	$165,012
Ravila Gupta	$41,666	$-	$41,666
David C. Hood	$80,000	$100,012	$180,012
Glenn Sampson	$50,000	$100,012	$150,012
Jennifer Venable	$65,000	$100,012	$165,012

(1)	The amounts shown in this column represent the aggregate grant date fair value of stock options computed in accordance with ASC 718, Compensation — Stock Compensation. The amount represents the grant date fair value of the stock options granted.

(2)	At December 31, 2021, each of Mr. Bennett, Mr. Sampson and Ms. Venable had 9,070 options outstanding, of which 6,797 were exercisable. Mr. Coats had 5,010 options outstanding, of which 2,737 were exercisable. Mr. Hood had 5,259 options outstanding, of which 2,986 were exercisable.

(3)	On March 1, 2021, each of Mr. Bennett, Mr. Sampson, Ms. Venable, Mr. Costs and Mr. Hood received 2,272 options with an exercise price of $44.00 per share.

Messrs. Fregenal and Harley are both named executive officers, and both also serve as directors, and neither received additional compensation for service provided as a director in 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 30, 2022 unless otherwise noted below for the following:

•	each person or entity known to own beneficially more than 5% of our outstanding common stock;
•	each of our Named Executive Officers;
•	each director; and
•	all current directors and executive officers as a group.

Applicable percentage ownership is based on 17,433,253 shares of our common stock outstanding as of April 30, 2022, unless otherwise noted below, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable or exercisable within 60 days after April 30, 2022 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed shareholder is c/o Fathom Holdings Inc., 2000 Regency Parkway Drive, Suite 300, Cary, North Carolina 27518.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Directors and Named Executive Officers
Joshua Harley(1)	5,385,249	30.9%
Marco Fregenal(2)	1,151,080	6.6%
Samantha Giuggio(3)	54,328	*
Christopher Bennett(4)	10,170	*
Jeffrey H. Coats(5)	5,010	*
Ravila Gupta(6)	2,273	*
David Hood(7)	9,702	*
Glenn Sampson(8)	1,553,156	8.9%
Jennifer Venable(9)	9,651	*
All current directors and executive officers as a group (9 individuals)	8,180,619	46.8%
Other 5% Shareholders
Cannell Capital LLC(10)	1,258,348	7.2%

*       Represent beneficial ownership of less than 1% of the shares of common stock outstanding.

(1)	Includes an aggregate of 1,700,000 shares held by three trusts for which Mr. Harley serves as a trustee and one of which he is a beneficiary. Also includes 9,558 shares under a restricted award that will vest on March 4, 2024; 4,426 shares under a restricted award that will vest on July 1, 2024; 18,443 shares under a restricted award that will vest on November 30, 2024; 29,616 shares under a restricted award that will vest on March 31, 2025; 363,032 shares that held in trust for Mr. Harley's wife in which Mr. Harley has voting control; and 356,662 shares that are held in trust for Mr. Harley's brother-in-law in which Mr. Harley has voting control.

(2)	Includes 8,359 shares under a restricted stock award that will vest on March 4, 2024; 2,213 shares under a restricted stock award that will vest on July 1, 2024; 9,222 shares under a restricted stock award that will vest on November 30, 2024; 24,680 shares under a restricted stock award that will vest on March 31, 2025. Does not include 150,000 shares held by a trust for the benefit of Mr. Fregenal's children and for which Mr. Fregenal's wife is trustee of the trust; and 329 shares of restricted stock held by Mr. Fregenal’s wife, which will vest on March 4, 2024, and 2,962 shares of restricted stock held by Mr. Fregenal’s wife, which will vest on March 31, 2025; the reporting person disclaims beneficial ownership of these securities.

(3)	Includes 5,421 shares owned by Ms. Giuggio's husband. Of these shares, 19 shares are restricted and vest in full on November 21, 2022; 3 shares are restricted and vest in full on October 18, 2023; 1 share is restricted and vests in full on December 26, 2023; 1 share is restricted and vests in full on March 31, 2024; and 1 share is restricted and vests in full on July 1, 2024. Also includes 6,974 shares under a restricted stock award that will vest on October 18, 2023; 3,043 shares under a restricted stock award that will vest on March 4, 2024; 30 shares under a restricted stock award that will vest in full on July 1, 2024; and 12,340 shares under a restricted stock award that will vest in full on March 31, 2025.

(4)	Includes 9,070 of shares underlying fully vested stock options.

(5)	Consists of 5,010 shares underlying fully vested stock options.

(6)	Consists of 2,273 shares underlying fully vested stock options.

(7)	Includes 5,259 shares underlying fully vested stock options.

(8)	Includes 9,070 shares underlying fully vested stock options.

(9)	Includes 9,070 shares underlying fully vested stock options.

(10)	Based on a Schedule 13G filed with the SEC on February 14, 2022. J. Carlo Cannell is the Managing Member of Cannell Capital LLC. The address of Cannell Capital LLC reported in the Schedule 13G is 245 Meriwether Circle, Alta, WY 83414.

Equity Incentive Plans

The following table sets forth the indicated information as of December 31, 2021 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2017 Stock Plan	20,156	$4.71	2,739,261
2019 Omnibus Stock Incentive Plan	23,840	$33.77	1,121,788

Total	43,996	$20.46	3,861,049

Our equity compensation plans consist of the Fathom Holdings Inc. 2017 Stock Plan and the 2019 Omnibus Stock Incentive Plan, which were each approved by our shareholders. We do not have any equity compensation plans or arrangements that have not been approved by our shareholders.

We have not since August 2019 granted, and in the future do not intend to grant, awards under the 2017 Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Set forth below is a description of certain relationships and related person transactions since January 1, 2021, between us or our subsidiaries, and our directors, executive officers and holders of more than 5% of our voting securities that involve the lower of $120,000 or 1% of the average of total assets in the last two fiscal years. We believe that all of the following transactions were entered into with terms as favorable as could have been obtained from unaffiliated third parties.

Hometown Heroes Holdings, LLC

Hometown Heroes Holdings, LLC (“HTH”) is a real estate portal that generates real estate leads. HTH is wholly owned by Joshua Harley, Marco Fregenal, and Glenn Sampson. Messrs. Harley and Fregenal currently serve as our executive officers and all three individuals are directors and shareholders of our company.

We also contract with HTH for generated real estate leads. For the year ended December 31, 2020, HTH paid us a total of $467,000 for these leads. HTH paid us no fees for the year ended December 31. 2021. The Company also paid immaterial amounts to HTH for certain leads during the year ended December 31, 2020.

Procedures for Approval of Related Party Transactions

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving or ratifying any related party transaction reaching a certain threshold of significance. In the course of its review and approval or ratification of a related party transaction, the committee, among other things, considers, consistent with Item 404 of Regulation S-K, the following:

•	the nature and amount of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction; and

•	any other matters our audit committee deems appropriate.

Any member of our audit committee who is a related person with respect to a transaction under review will not be permitted to participate in the deliberations or vote regarding approval or ratification of the transaction. However, such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

Director Independence

The Board has established an audit committee, compensation committee, and nominating and governance committee. Our audit committee consists of independent directors Messrs. Hood (Chair) and Coats and Mses. Gupta and Venable. Our compensation committee consists of independent directors Messrs. Coats (Chair), Bennett and Hood. Our nominating and governance committee consists of independent directors Mses. Venable (Chair) and Gupta and Mr. Bennett.

The Board has undertaken a review of the independence of our directors and has determined that Messrs. Bennett, Coats and Hood, and Mses. Gupta and Venable are independent within the meaning of the NASDAQ Stock Market listing rules. In addition, the Board has determined that Messrs. Hood and Coats and Mses. Gupta and Venable each meets the additional test for independence for audit committee members and Messrs. Bennett, Coats and Hood each meets the additional test for independence for compensation committee members imposed by SEC regulation and the NASDAQ Stock Market listing rules.

Item 14. Principal Accountant Fees and Services.

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

The following table summarizes the aggregate fees billed for professional services rendered to us by Deloitte in 2021 and by BDO in 2020. A description of these various fees and services follows the table.

	2021	2020
Audit Fees	$438,746	$410,638
Audit-Related Fees	$65,564	—
Tax Fees	$51,926	$12,720
All Other Fees	—	—

All fees described above were pre-approved by the audit committee.

Audit Fees

Audit Fees billed to us by Deloitte for the year ended December 31, 2021, and BDO for the year ended December 31, 2020, were related to the annual audits of our financial statements included in our Annual Reports on Form 10-K, for the reviews of our financial statements included in our Quarterly Reports on Form 10-Q, and for other services normally provided in connection with statutory and regulatory filings. Audit Fees billed to us by BDO for the year ended December 31, 2020 also included fees incurred for the review of our financial statements and the related notes thereto included in our Form S-1 for our initial public offering. Audit fees billed were $438,746 and $410,638 for the years ended December 31, 2021 and 2020, respectively.

Audit-Related Fees

Audit-related fees of $65,564 were billed to us by Deloitte for the year ended December 31, 2021 and were related to our public offering of common stock. BDO did not bill us for audit-related fees for the year ended December 31, 2020.

Tax Fees

Tax fees billed to us by Deloitte for the year ended December 31, 2021, and BDO for the year ended December 31, 2020, for tax compliance, tax advice, and tax planning were $51,926 and $12,720, respectively.

All Other Fees

There were no other fees billed to us by Deloitte or BDO for professional services rendered to us by Deloitte or BDO during the year ended December 31, 2021 and 2020, respectively.

Pre-Approval Policies and Procedures

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

The Audit Committee has determined that the rendering of services other than audit services by Deloitte is compatible with maintaining the principal accountant’s independence.

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

(b) Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated November 4, 2020, by and among Fathom Holdings Inc., Verus Title Inc., and the sellers named therein.*	8-K	—	2.1	November 5, 2020

2.2	Agreement and Plan of Merger, dated April 7, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub C, Inc., LiveBy, Inc., the stockholders of LiveBy part hereto and Cory Scott, as stockholder representative. *	8-K	—	2.1	April 9, 2021

2.3	Agreement and Plan of Merger, dated April 13, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub A, Inc., Fathom Merger Sub B, LLC, E4:9 Holdings, Inc., the stockholders named therein and Paul S. Marsh, as stockholder representative. *	8-K	—	2.1	April 14, 2021

3.1	Restated Articles of Incorporation of Fathom Holdings Inc.	S-1	333-235972	3.1	January 17, 2020

3.1.1	Articles of Amendment to the Restated Articles of Incorporation of Fathom Holdings Inc., effective July 27, 2020.	8-K	—	3.1	August 4, 2020

3.2	Second Amended and Restated Bylaws of Fathom Holdings Inc.	S-1/A	333-235972	3.2	July 16, 2020

4.1	Underwriter Warrant issued August 4, 2020.	8-K	—	4.1	August 4, 2020

4.2	Description of Securities.	10-K	—	4.2	March 24, 2021

10.1	Fathom Holdings Inc. 2017 Stock Plan. #	8-K	—	10.1	August 4, 2020

10.2	Fathom Ventures, Inc. 2017 Stock Plan Form of Restricted Stock Award Agreement. #	S-1	333-235972	10.2	January 17, 2020

10.3	Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.2	August 4, 2020

10.3.1	Amendment to Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K		10.1	October 20, 2021

10.4	Form of Fathom Agent Agreement. #	S-1	333-235972	10.7	January 17, 2020

10.5	Commercial Lease Agreement, dated October 12, 2015, by and between Powell Commonwealth Associates, LLC and Fathom Realty, LLC.	S-1	333-235972	10.8	January 17, 2020

10.6	Commercial Lease Agreement, entered into on November 21, 2017, by and between King Commercial Properties, LLC and Fathom Realty, LLC.	S-1	333-235972	10.9	January 17, 2020

10.7	Lease Agreement, dated October 1, 2015, by and between Henderson & Murphy LLC and Fathom Realty Holdings, LLC.	S-1	333-235972	10.10	January 17, 2020

16.1	Letter dated June 8, 2021 regarding change in certifying accountant.	8-K	—	16.1	June 11, 2021

21.1	Fathom Holdings Inc. Subsidiaries.	10-K	—	21.1	March 9, 2022

23.1(1)	Consent of BDO USA, LLP.	10-K	—	23.1	March 9, 2022

23.2(1)	Consent of Deloitte & Touche LLP.	10-K	—	23.2	March 9, 2022

31.1(1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	—	31.1	March 9, 2022

31.2(1)	Certification of the President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	—	31.2	March 9, 2022

31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.4	Certification of the President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1(1)	Certification of the Chief Executive Officer and the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	—	32.1	March 9, 2022

101.INS(1)	Inline XBRL Instance Document.	10-K	—	101.INS	March 9, 2022

101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document.	10-K	—	101.SCH	March 9, 2022

101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	—	101.CAL	March 9, 2022

101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	—	101.DEF	March 9, 2022

101.LAB(1)	Inline XBRL Taxonomy Extension Label Linkbase Document.	10-K	—	101.LAB	March 9, 2022

101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	—	101.PRE	March 9, 2022

104	Cover Page Interactive Data File, formatted in inline XBRL (included in Exhibit 101).	—	—	—	Filed herewith

(1)       Previously filed with our Original 10-K.

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

FATHOM HOLDINGS INC.

Date: May 2, 2022	By:	/s/ Joshua Harley
Joshua Harley
Chief Executive Officer (Principal Executive Officer)

S-19