Form 10-Q
period 2022-03-31
Fathom Holdings Inc.
filed 2022-05-09
CIK 1753162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of April 30, 2022, the registrant had 17,433,253 shares common stock outstanding.

FATHOM HOLDINGS INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$30,524	$37,830
Restricted cash	78	91
Accounts receivable	4,155	3,981
Derivative assets	395	53
Mortgage loans held for sale, at fair value	8,364	9,862
Prepaid and other current assets	2,700	2,633
Total current assets	46,216	54,450
Property and equipment, net	1,537	1,250
Lease right of use assets	4,662	4,353
Intangible assets, net	27,678	24,243
Goodwill	25,412	20,541
Other assets	50	93
Total assets	$105,555	$104,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,893	$5,303
Accrued and other current liabilities	5,575	4,491
Warehouse lines of credit	8,162	9,577
Long-term debt - current portion	459	831
Lease liability - current portion	1,099	870
Total current liabilities	20,188	21,072
Long-term debt, net of current portion	151	146
Lease liability, net of current portion	3,688	3,562
Total liabilities	24,027	24,780
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock (no par value, shares authorized, 100,000,000; shares issued and outstanding, 17,110,909 and 16,751,606 as of March 31, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in capital	107,504	100,129
Accumulated deficit	(25,976)	(19,979)
Total stockholders’ equity	81,528	80,150
Total liabilities and stockholders’ equity	$105,555	$104,930

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share data)

	Three months ended March 31,
	2022	2021
Revenue
Gross commission income	$84,044	$49,156
Other revenue	6,038	490
Total revenue	90,082	49,646
Operating expenses
Commission and other agent-related costs	79,479	46,400
Operations and support	2,175	68
Technology and development	1,474	385
General and administrative	10,854	5,819
Marketing	1,163	402
Depreciation and amortization	572	21
Total operating expenses	95,717	53,095
Loss income from operations	(5,635)	(3,449)
Other expense (income), net
Gain on the extinguishment of debt	—	(51)
Interest expense, net	1	2
Other expense (income), net	336	(5)
Other expense (income), net	337	(54)
Loss before income taxes	(5,972)	(3,395)
Income tax expense	25	5
Net loss	$(5,997)	$(3,400)
Net loss per share
Basic	$(0.37)	$(0.25)
Diluted	$(0.37)	$(0.25)
Weighted average common shares outstanding
Basic	16,323,157	13,450,111
Diluted	16,323,157	13,450,111

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(in thousands, except share data)

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid in	Accumulated
	Shares	Value	Capital	deficit	Total
Balance at December 31, 2021	16,751,606	$—	$100,129	$(19,979)	$80,150
Issuance of common stock for purchase of businesses	435,294	—	5,905	—	5,905
Repurchase of common stock	(83,811)	—	(988)	—	(988)
Stock-based compensation, net of forfeitures	7,820	—	2,458	—	2,458
Net loss	—	—	—	(5,997)	(5,997)
Balance at March 31, 2022	17,110,909	$—	$107,504	$(25,976)	$81,528

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid in	Accumulated
	Shares	Value	Capital	deficit	Total
Balance at December 31, 2020	13,830,351	$—	$37,139	$(7,488)	$29,651
Issuance of common stock for purchase of business	26,644	—	1,172	—	1,172
Stock-based compensation, net of forfeitures	122,561	—	870	—	870
Net loss	—	—	—	(3,400)	(3,400)
Balance at March 31, 2021	13,979,556	$—	$39,181	$(10,888)	$28,293

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,997)	$(3,400)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,061	102
Non-cash lease expense	271	29
Gain on extinguishment of debt	—	(51)
Gain on sale of mortgages	(1,181)	—
Stock-based compensation	2,407	870
Bad debt expense	—	77
Change in operating assets and liabilities:
Accounts receivable	(154)	2
Prepaid and current other assets	(29)	386
Other assets	80	(1)
Accounts payable	(410)	571
Accrued and other current liabilities	(65)	461
Operating lease liabilities	(225)	(27)
Derivative assets	(342)	—
Mortgage loans held for sale	(61,488)	—
Proceeds from sale and principal payments on mortgage loans held for sale	67,713	—
Net cash provided by (used in) operating activities	1,641	(981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(317)	(402)
Amounts paid for business and asset acquisitions; net of cash acquired	(1,572)	(2,115)
Purchase of intangible assets	(763)	(149)
Net cash used in investing activities	(2,652)	(2,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(467)	(4)
Change in borrowings on warehouse lines of credit (net of effect of acquisition)	(4,852)	—
Repurchase of common stock	(989)	—
Net cash used in financing activities	(6,308)	(4)

Net decrease in cash, cash equivalents, and restricted cash	(7,319)	(3,651)
Cash, cash equivalents, and restricted cash at beginning of period	37,921	29,561
Cash, cash equivalents, and restricted cash at end of period	$30,602	$25,910

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$—	$4
Income taxes paid	—	—
Amounts due to sellers	700	—
Capitalized stock-based compensation	51	—
Right of use assets obtained in exchange for lease liabilities	—	1,786
Issuance of common stock for purchase of business	5,905	1,172
Extinguishment of Paycheck Protection Program Loan	—	51
Loan receivable forgiven and used as purchase consideration	—	165

Reconciliation of cash and restricted cash
Cash and cash equivalents	$30,524	$24,918
Restricted cash	78	992
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$30,602	$25,910

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Consolidation and Presentation of Financial Statements

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Security and Exchange Commission (“SEC”) on March 9, 2022 (the “Form 10-K”). The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. In January and February 2022, the Company acquired Cornerstone Financial (“Cornerstone”) and iPro realty Network (“iPro”), respectively, in separate transactions accounted for as business combinations. Cornerstone is a real estate mortgage business that will help expand the Company’s reach in the Washington DC and surrounding markets. The acquisition of iPro, a real estate brokerage business, will help expand the Company’s reach in the Utah real estate market.

As previously disclosed in the Form 10-K, certain prior period amounts for the three months ended March 31, 2021 have been revised to conform to the current presentation. These changes have no impact on our previously reported consolidated balance sheets or statements of operations.

The Company has reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or disclosure.

Note 2. Risks and Uncertainties

Certain Significant Risks and Business Uncertainties — The Company is subject to the risks and challenges associated with companies at a similar stage of development. These include dependence on key individuals, successful development and marketing of its offerings, and competition with larger companies with greater financial, technical, and marketing resources. Furthermore, during the period required to achieve substantially higher revenue in order to become consistently profitable, the Company may require additional funds that might not be readily available or might not be on terms that are acceptable to the Company. See “COVID-19 Risks, Impacts and Uncertainties” below, and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the "Form 10-K") for further detail regarding the risks the Company faces.

Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $6.0 million and $3.4 million for the three months ended March 31, 2022 and 2021, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business organically and via acquisitions. The Company had cash and cash equivalents of $30.5 million and $37.8 million as of March 31, 2022 and December 31, 2021, respectively. Management believes that existing cash from its 2021 common stock offering along with its planned budget, which includes continued increases in the number of its agents and transactions at rates consistent with historical growth, plus growth from increasing attach rates across the Company’s businesses from internal referrals and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of the unaudited interim consolidated financial statements.

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

Given the continuing evolution of COVID-19 and the global responses to curb its spread, the Company is not able to estimate the effects of COVID-19, including any currently known and future variant, on its results of operations, financial condition, or liquidity for the year ending December 31, 2022 and beyond. While the development and availability of multiple COVID-19 vaccines lessened the impact of COVID-19 in 2021 and the quarter ended March 31, 2022, if COVID-19 continues, it may have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations.

Russia and Ukraine Conflict — In February 2022, Russia invaded Ukraine resulting in the United States, Canada, the European Union and other countries imposing economic sanctions on Russia. While this conflict has not impacted the Company directly, the full impact on the United States and other economies is unknown and cannot be predicted.  This conflict could cause an adverse impact on U.S. economy and financial markets which could adversely affect the housing industry and home purchases and sales, which in turn could have a material impact on the Company's financial condition or results of operations.

Use of Estimates — The preparation of the unaudited interim consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to doubtful accounts, legal contingencies, income taxes, deferred tax asset valuation allowances, stock-based compensation, goodwill, estimated lives of intangible assets, and intangible asset impairment. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company might differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Note 3. Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted — In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. The new standard is effective for the Company for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements and intends to adopt the standard on January 1, 2023.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Acquisitions

The Company completed two acquisitions in the three months ended March 31, 2022, both accounted for as business combinations (the “2022 Acquisitions”). On January 24, 2022, the Company acquired Cornerstone, a real estate mortgage business in the Washington DC and surrounding markets, for approximately $4.7 million. The purchase price was comprised of $1.1 million in cash consideration and 267,470 shares of common stock with an acquisition date fair value of $3.6 million. Approximately $0.6 million of the cash consideration is due within one year of the acquisition date. On February 8, 2022, the Company acquired iPro, a real estate brokerage business in the Utah real estate market, for total consideration of approximately $4.2 million. The purchase price included cash consideration of approximately $1.8 million and 167,824 shares of common stock with an acquisition date fair value of $2.3 million. Approximately $0.1 million of the cash consideration is due within one year of the acquisition date. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition, including mortgage loans held for sale of approximately $3.5 million, lease right of use assets and lease liabilities of approximately $0.6 million, accrued liabilities of approximately $0.4 million and warehouse lines of credit of approximately $3.4 million. The Company recorded finite-lived intangible assets of approximately $3.6 million and goodwill of approximately $4.9 million. Due to the timing of these acquisitions, the valuation of net assets acquired has not been finalized and is expected to be completed no later than one year from the acquisition date in accordance with U.S. generally accepted accounting principles (“GAAP”). Acquisition related costs incurred during the three months ended March 31, 2022 were $51,000 and are included in general and administrative expense. Pro forma information has not been included as it is impracticable to obtain the information due to the lack of availability of historical U.S. GAAP financial data. The results of the operations of these businesses do not have a material effect on the Company’s consolidated results of operations.

During the three months ended March 31, 2021, the Company completed two acquisitions. On March 1, 2021, the Company acquired substantially all of the assets of Naberly for cash consideration of approximately $2.7 million in a transaction accounted for as an asset acquisition. The total acquisition cost, including transaction costs of approximately $0.1 million, was approximately $2.8 million and was recorded as software intangible assets. On March 1, 2021, the Company completed the acquisition of Red Barn in a transaction deemed immaterial to the Company. The Red Barn acquisition was accounted for as a business combination.

Note 5. Intangible Assets, Net

Intangible assets, net consisted of the following (amounts in thousands):

	March 31, 2022

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Trade names	$7,393	$(613)	$6,780
Software development	9,831	(1,508)	8,323
Customer relationships	8,180	(1,200)	6,980
Agent relationships	5,576	(328)	5,248
Know-how	430	(83)	347
	$31,410	$(3,732)	$27,678

	December 31, 2021

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Trade names	$6,326	$(454)	$5,872
Software development	9,017	(1,095)	7,922
Customer relationships	8,180	(897)	7,283
Agent relationships	3,030	(233)	2,797
Know-how	430	(61)	369
	$26,983	$(2,740)	$24,243

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization intangible assets as of March 31, 2022 was as follows (amounts in thousands):

Years Ending December 31,
2022 (remaining)	$6,763
2023	4,083
2024	3,969
2025	3,734
2026	3,188
Thereafter	5,941
Total	$27,678

The aggregate amortization expense for intangible assets was $1.0 million and $0.1 million, of which $0.5 million and $0.1 million was included in technology and development expense for the three months ended March 31, 2022 and 2021, respectively.

Note 6. Goodwill

The changes in the carrying amount of goodwill by reportable segment as of March 31, 2022 were as follows (amounts in thousands):

	Real Estate
	Brokerage	Mortgage	Technology	Other (a)	Total
Balance at December 31, 2021	$1,099	$7,399	$4,168	$7,875	$20,541
Goodwill acquired during the period	1,432	3,439	—	—	4,871
Balance at March 31, 2022	$2,531	$10,838	$4,168	$7,875	$25,412
(a)	Other comprises goodwill not assigned to a reportable segment.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (amounts in thousands):

	March 31, 2022	December 31, 2021
Deferred annual fee	$883	$546
Due to sellers	2,100	1,400
Accrued compensation	884	1,033
Other accrued liabilities	1,708	1,422
Total accrued and other current liabilities	$5,575	$4,401

Note 8. Warehouse Lines of Credit

Encompass Lending Group (“Encompass”), an indirect wholly owned subsidiary of the Company, utilizes line of credit facilities as a means of temporarily financing mortgage loans pending their sale.  The underlying warehouse lines of credit agreements, as described below, contain financial and other debt covenants. As of March 31, 2022, Encompass was in compliance with these debt covenants.

Encompass maintains a master loan warehouse agreement with a bank whereby Encompass borrows funds to finance the origination or purchase of eligible loans. Interest on funds borrowed is equal to the greater of the mortgage interest rate of the underlying loan or 3.625%. The agreement expires in July 2022. The maximum funding of these loans at March 31, 2022 and December 31, 2021 was $15.0 million. At March 31, 2022 and December 31, 2021, the outstanding balance on this warehouse line was approximately $2.4 million and $4.3 million, respectively.

Encompass maintains a mortgage participation purchase agreement with a bank whereby Encompass borrows funds to finance the origination or purchase of eligible loans. Interest on funds borrowed is equal to the greater of the mortgage interest rate of the underlying loan or 3.5%. The agreement expires in April 2023.The maximum funding of these loans at March 31, 2022 and December 31, 2021 was $25.0 million. At March 31, 2022 and December 31, 2021, the outstanding balance on this warehouse line was approximately $3.5 million and $3.1 million, respectively.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Encompass maintains a warehousing credit and security agreement with a bank whereby Encompass borrows funds to finance the origination of eligible mortgage loans. Interest on funds borrowed is equal to the daily LIBOR rate plus 2.00% or 3.5% per annum. The agreement expires in April 2023. The Daily Adjusting LIBOR rate plus 2.00% as of March 31, 2022 and December 31, 2021 was 2.33% and 2.09, respectively%. The maximum funding limit of these loans at March 31, 2022 and December 31, 2021 was $15.0 million. At March 31, 2022 and December 31, 2021, the outstanding balance on this warehouse line was approximately $2.3 million and $2.2 million, respectively.

Note 9. Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2022	December 31, 2021
3.75% Small Business Administration installment loan due May 2050	$172	$171
Notes payable:
Non-interest-bearing promissory note due July 1, 2022	210	210
2.5% director and officer insurance policy promissory note due July 31, 2022	96	385
6.0 % executive and officer insurance policy promissory note due October 9, 2022	132	211
Total debt	610	977
Less current portion of the Small Business Administration Loan	(21)	(25)
Less current portion of notes payable	(438)	(806)
Long-term debt, net of current portion	$151	$146

Note 10. Fair Value Measurements

FASB ASC 820, Fair Value Measurement (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The methodology establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative financial instruments – Derivative financial instruments are reported at fair value. Fair value is determined using a pricing model with inputs that are unobservable in the market or cannot be derived principally from or corroborated by observable market data. These instruments are Level 3 on the fair value hierarchy.

The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:

●	Agreed prices from Interest Rate Lock Commitments (“IRLC”);
●	Trading prices for derivative instruments; and
●	Closing prices at March 31, 2022 and December 31, 2021 for derivative instruments.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$8,364	$—	$8,364
Derivative assets	—	—	395	395
	$—	$8,364	$395	$8,759

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 (amounts in thousands):

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

Note 11. Leases

Operating Leases

The Company has operating leases primarily consisting of office space with remaining lease terms of less than one year to six years, subject to certain renewal options as applicable.

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The table below presents certain information related to lease costs for the Company’s operating leases (amounts in thousands):

	Three months ended March 31,
	2022	2021
Operating lease expense	$332	$48
Short-term lease expense	112	28
Total lease cost	$444	$76

The following table presents the weighted average remaining lease term and the weighted average discount rate related to operating leases.

	March 31, 2022	December 31, 2021
Weighted average remaining lease term (in years) - operating leases	4.48	4.98
Weighted average discount rate - operating leases	6.15%	5.91%

The following table presents the maturities of lease liabilities (amounts in thousands):

Operating
Years Ended December 31,	Leases
2022 (remaining)	1,043
2023	1,311
2024	1,083
2025	847
2026	507
2027 and thereafter	623
Total minimum lease payments	5,414
Less effects of discounting	(627)
Present value of future minimum lease payments	$4,787

Note 12. Shareholders’ Equity

On March 10, 2022, the Company’s Board of Directors authorized an expenditure of up to $10 million for the repurchase of shares of the Company’s common stock. The share repurchase program does not have a fixed expiration. Under the program, repurchases can be made from time-to-time using a variety of methods, including open market transactions, privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended or discontinued at any time at the Company’s discretion. During the three months ended March 31, 2022, the Company reacquired 83,811 shares for approximately $1.0 million. As of March 31, 2022, the Company had approximately $9.0 million remaining under the share repurchase authorization.

During the three months ended March 31, 2022, the Company issued shares of common stock as part of the purchase consideration in connection with the acquisitions of iPro and Cornerstone. Refer to Note 4 for additional information about these acquisitions and the shares of common stock issued.

The Company has an outstanding equity-classified warrant issued to an underwriter in August 2020 (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant is exercisable at a per share exercise price of $11.00 and is exercisable at any time from and after January 31, 2021 through August 4, 2025. As of March 31, 2022, no portion of the Underwriter Warrant has been exercised or expired.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Stock-based Compensation

Stock-based compensation expense related to awards issued under the Company’s stock compensation plans for the three months ended March 31, 2022 and 2021 was as follows (amounts in thousands):

	Three months ended March 31,
	2022	2021
Commission and other agent-related cost	$832	$41
Operations and support	71	—
Technology and development	2	—
General and administrative	1,457	—
Marketing	45	—
Total stock-based compensation	$2,407	$41

The Company capitalized $51,000 of stock-based compensation expense associated with the cost of developing software for internal use during the three months ended March 31, 2022.

At March 31, 2022, the total unrecognized compensation cost related to non-vested restricted stock awards was $9.8 million, which is expected to be recognized over a period of approximately 1.67 years. There was no  unrecognized compensation cost related to stock options, as all outstanding stock options were vested at March 31, 2022. There were no grants of stock options during the three months ended March 31, 2022.

Note 14. Related Party Transactions

Marketing expense for both the three months ended March 31, 2022 and 2021 includes approximately $0.1 million from related parties in exchange for the Company receiving marketing services.

Note 15. Net Loss per Share Attributable to Common Stock

Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Diluted loss per share excludes, when applicable, the potential impact of stock options, unvested shares of restricted stock awards, and common stock warrants because their effect would be anti-dilutive due to net loss.

The calculation of basic and diluted net loss per share attributable to common stock was as follows (amounts in thousands except share data):

	Three months ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stock—basic and diluted	$(5,997)	$(3,400)
Denominator:
Weighted- average basic and diluted shares outstanding	16,323,157	13,450,111

Net loss per share attributable to common stock—basic and diluted	$(0.37)	$(0.25)

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive.

	Three months ended March 31,
	2022	2021
Stock options	43,996	60,970
Non-vested restricted stock awards	693,717	508,784
Common stock warrants	240,100	240,100

Note 16. Income Taxes

As of December 31, 2021, the Company had federal net operating loss carryforwards of approximately $24.3 million and state net operating loss carryforwards of approximately $12.8 million, respectively. Losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The adoption of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the three months ended March 31, 2022 or the year ended December 31, 2021. In general the statute of limitations remains open subsequent to and including the year ended December 31, 2019 however, due to (and to the extent of) certain acquired losses the statute of limitations remains open for periods subsequent to and including the year ended December 31, 2015.

In determining the quarterly provision for income taxes, the Company used the annual effective tax rate applied to year-to-date income. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes, permanent differences, and changes in the Company’s valuation allowance. The income tax effects of unusual or infrequent items, including a change in the valuation allowance as a result of a change in judgment regarding the realizability of deferred tax assets are excluded from the estimated annual effective tax rate and are required to be discretely recognized in the interim period in which they occur.

The Company has historically maintained a valuation allowance against deferred tax assets and reported only minimal current state tax expense. The Company recorded an income tax expense of approximately $25,000 and income tax expense of $5,000 for the three months ended March 31, 2022 and 2021 respectively. The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses.

Note 17. Segment Reporting

The Company’s three reportable segments are Real Estate Brokerage, Mortgage and Technology. Through its Real Estate Brokerage segment, the Company provides real estate brokerage services. Through its Mortgage segment, the Company provides residential loan origination and underwriting services. Through its Technology segment, the Company provides SaaS solutions and data mining for third party customers to develop its intelliAgent platform for current use by the Company’s real estate agents. In reporting periods prior to the Company’s acquisitions of LiveBy and E:49, which were completed in the three months ended June 30, 2021, the Company aggregated its identified operating segments into one reportable segment. Certain prior period amounts for the three months ended March 31, 2021 have been revised to conform to the current presentation. These changes have no impact on our previously reported consolidated balance sheets or statements of operations.

Revenue and Adjusted EBITDA are the primary measures used by the Chief Operating Decision Maker (“CODM”) to evaluate financial performance of the reportable segments and to allocate resources. Adjusted EBITDA represents the revenues of the operating segment less operating expenses directly attributable to the respective operating segment. Adjusted EBITDA is defined by the Company as net income (loss), excluding other expense, costs related to acquisitions, income tax benefit, depreciation and amortization, and stock-based compensation expense. In particular, the Company believes the exclusion of non-cash stock-based compensation expense related to restricted stock awards and stock options and transaction-related costs provides a useful supplemental measure in evaluating the performance of the Company’s operations and provides better transparency into its results of operations. The Company’s presentation of Adjusted EBITDA might not be comparable to similar measures used by other companies.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The balance sheet is managed on a consolidated basis and is not used in the context of segment reporting. The Company has included the results of the acquisitions during the reported period from the acquisition date of the respective acquisition.

Key operating data for the reportable segments for the three months ended March 31, 2022 and 2021 are set forth in the tables below (amounts in thousands).

	Three months ended
	March 31,
Revenue	2022	2021
Real Estate Brokerage	$84,044	$49,156
Mortgage	2,864	—
Technology	645	—
Corporate and other services (a)	2,529	490
Total revenue	$90,082	$49,646

	Three months ended
	March 31,
Adjusted EBITDA	2022	2021
Real Estate Brokerage	$945	$(506)
Mortgage	(490)	—
Technology	(395)	(315)
Total Segment Adjusted EBITDA	60	(821)
Corporate and other services (a)	(2,176)	(1,222)
Total Company Adjusted EBITDA	(2,116)	(2,043)
Depreciation and amortization	(1,061)	(102)
Other (expense) income, net	(337)	54
Income tax (expense)	(25)	(5)
Stock-based compensation	(2,407)	(870)
Transaction-related costs	(51)	(434)
Net loss	$(5,997)	$(3,400)
(a)	Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and other services line.

Note 18. Commitments and Contingencies

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification of employees versus independent contractors, intellectual property, commercial or contractual claims, brokerage or real estate disputes, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and various liabilities based upon conduct of individuals or entities outside of the Company’s control, including agents and third party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of March 31, 2022, there was no material litigation against the Company.

In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions, and is responsible for the proper disposition of these balances for its customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets, consistent with GAAP and industry practice. The balances amounted to $5.8 million and $2.3 million at March 31, 2022 and December 31, 2021, respectively.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Encompass Net Worth Requirements

In order to maintain approval from the U.S. Department of Housing and Urban Development to operate as a Title II non-supervised mortgagee, our indirect subsidiary Encompass is required to maintain adjusted net worth of $1,000,000 and must maintain liquid assets (cash, cash equivalents, or readily convertible instruments) of 20% of the required net worth. As of March 31, 2022, Encompass had adjusted net worth of approximately $3.3 million and liquid assets of $4.2 million.

Commitments to Extend Credit

Encompass enters into IRLCs with borrowers who have applied for residential mortgage loans and have met certain credit and underwriting criteria. These commitments expose Encompass to market risk if interest rates change and the underlying loan is not economically hedged or committed to a purchaser. Encompass is also exposed to credit loss if the loan is originated and not sold to a purchaser and the mortgagor does not perform. The collateral upon extension of credit typically includes a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as commitments are expected to expire without being drawn upon.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in our most recent Annual Report on Form 10-K, as amended (the “Form 10-K”), and the risk factors described in this quarterly report. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, liquidity, operating results, and common stock prices. Furthermore, this quarterly report, the Form 10-K and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company. Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements.  Forward-Looking Statements can be identified by such words as “anticipate,” “believe,” “goals,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “forecast” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives and regarding the anticipated impact of COVID-19 are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in the Form 10-K and in the risk factors described in this quarterly report, which could cause actual results to differ materially from these Forward-Looking Statements. Except as required by law, the Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

The terms the “Company,” “Fathom,” “we,” “us,” and “our” as used in this report refer to Fathom Holdings Inc. and its consolidated subsidiaries unless otherwise specified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s consolidated financial statements and the related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in the Form 10-K, and our audited consolidated financial statements and related notes set forth in the Form 10-K. See Part II, Item 1A, “Risk Factors,” below, and “Special Note Regarding Forward-Looking Information,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All statements herein regarding the likely impact of COVID-19 and other potential risks constitute forward-looking statements. When we cross-reference to a “Note,” we are referring to our “Notes to Unaudited Condensed Consolidated Financial Statements,” unless the context indicates otherwise. All amounts noted within the tables are in thousands except per share amounts or where otherwise noted and percentages are approximate due to rounding.

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

Corporate Developments During 2022 and 2021

In January 2022, the Company acquired Cornerstone, a real estate mortgage business that is expected to help expand the Company’s reach in the Washington DC and surrounding markets.

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

In April 2021, the Company completed its acquisition of E4:9 Holdings, Inc. (“E4:9”). The acquisition of E4:9 is part of our vision to build a vertically integrated, end-to-end real estate operation by offering mortgage and insurance services to our agents to further serve our customers.

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

COVID-19 and Other Risks

Our business is dependent on the economic conditions within the markets in which we operate. Changes in these conditions can have a positive or negative impact on our business. The economic conditions influencing the housing markets primarily include economic growth, interest rates, unemployment, consumer confidence, mortgage availability, and supply and demand.

In periods of economic growth, demand typically increases resulting in increasing home sales transactions and home sales prices. Similarly, a decline in economic growth, increasing interest rates and declining consumer confidence generally decreases demand. Additionally, regulations imposed by local, state, and federal government agencies can also negatively impact the housing markets in which we operate.  Finally, national and global events, including geopolitical instability, that impact economic conditions and financial markets, including interest rates, can adversely impact the housing market.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This new coronavirus has caused a global health emergency and was declared a pandemic by the World Health Organization in March 2020 (“COVID-19’’ or the “Pandemic”). In an effort to contain and slow the spread of COVID-19, governments implemented various measures, such as, ordering non-essential businesses to close, issuing travel advisories, cancelling large scale public events, ordering residents to shelter in place, and requiring the public to practice social distancing. In most states, real estate has been considered an essential business. The spread of the Delta and Omicron variants of COVID-19 or other more transmissible variants may extend the impact of COVID-19 on our business.

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

For the year ended December 31, 2021, and the quarter ended March 31, 2022, due in part to the widespread availability of multiple COVID-19 vaccines, the effects of the COVID-19 on business worldwide lessened. However, the continuing impact from COVID-19, including inflationary pressure in the U.S. and world economies due to supply chain and other issues, including recent increases in interest rates, is not fully known and cannot be estimated as the U.S. and global economies continue to react.

The impact of COVID-19 to the Company for the year ended December 31, 2021, and for the three months ended March 31, 2022, has been minimal. Despite the ongoing Pandemic, the Company’s transactions and base of agents increased during 2021 and the first quarter of March 31, 2022. However, while the Company believes it is well positioned in times of economic uncertainty, it is not able to estimate the effects of COVID 19 on its results of operations, financial condition, or liquidity for the year ending December 31, 2022 and beyond. If the Pandemic continues, it might have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations, as would the economic policies enacted in the U.S. and other countries in response to the Pandemic, world conditions resulting from the Pandemic.

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

We had the following number of agents as of:

	March 31,
	2022	2021	Change
Agents	9,006	6,045	49%

Reportable Segments

Our reportable segments are Real Estate Brokerage, Mortgage and Technology. In reporting periods prior to the Company’s acquisitions of LiveBy and E:49, which were competed in the second quarter of 2021, the Company aggregated its identified operating segments into one reportable segment. Certain prior period amounts for the three months ended March 31, 2021 have been revised to conform to the current presentation. These changes have no impact on our previously reported consolidated balance sheets or statements of operations

Components of Our Results of Operations

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

Servicing rights release premiums represent revenues earned when the risks and rewards of ownership of servicing rights are transferred to third parties.

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

SaaS Revenues

The Company generates revenue from subscriptions and services related to the use of the LiveBy platform. The SaaS contracts are generally annual contracts paid monthly in advance of service and cancellable upon 30 days’ notice after the first year. The Company’s subscription arrangements do not provide customers with the right to take possession of the software supporting the platform. Subscription revenue, which includes support, is recognized on a straight-line basis over the non-cancellable contractual term of the arrangement, generally beginning on the date that the Company’s service is made available to the customer and is recorded as other service revenue in the statement of operations.

Operating Expenses

Commission and other agent-related costs

Commission and other agent-related costs consists primarily of agent commissions, less fees paid to us by our agents, order fulfillment, stock-based compensation for agents, title searches, and direct cost to fulfill the services provided. We expect commission and other agent-related costs to continue to rise in proportion to the expected growth in our operations.

Operations and support

Operations and support consist primarily of direct cost to fulfill the services from our mortgage lending, title services, insurance services and other services provided. We expect operations and support to continue to rise in proportion to the expected growth in our operations.

Technology and development

Technology and development expenses primarily include personnel costs, including base pay, bonuses, benefits, and stock based compensation, related to ongoing development and maintenance of our proprietary software for use by our agents, customers, and support staff. Technology and development expenses also include amortization of capitalized software and development costs, data licenses, other software, and equipment costs, as well as infrastructure and operational expenses, such as, for data centers, communication, and hosted services.

General and administrative

General and administrative expenses consist primarily of personnel costs, including base pay, bonuses, benefits, and stock-based compensation, and fees for professional services. Professional services principally consist of external legal, audit, and tax services. In the short term, we expect general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and to meet the increased compliance requirements associated with our operation as a public company. However, in the long term, we anticipate general and administrative expenses as a percentage of revenue to decrease over time, if and as we are able to increase revenue.

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

Depreciation and amortization

Depreciation and amortization represent the depreciation charged on our fixed assets and intangible assets other than capitalized software. Depreciation expense is recorded on a straight-line method, based on an estimated useful life of five years for computer hardware and software, seven years for furniture and equipment and seven years for vehicles. Leasehold improvements are depreciated over the lesser of the life of the lease term or the useful life of the improvements. Amortization expense consists of amortization recorded on acquisition-related intangible assets, excluding purchased software. Customer relationships are amortized on an accelerated basis, which coincides with the period of economic benefit we expect to receive. All other finite-lived intangibles are amortized on a straight-line basis over the term of the expected benefit and the respective amortization expense is included in technology and development expense. In accordance with U.S. GAAP, we do not amortize goodwill.

Income Taxes

We have not recorded any U.S. federal or state tax benefits for the net losses incurred during the period ended March 31, 2022 due to our uncertainty of realizing a benefit from those items.  As of December 31, 2021, we had federal net operating loss carryforwards of approximately $24.3 million and state net operating loss carryforwards of approximately $12.8 million. Losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar state law provisions.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021 (dollar amounts in thousands)

Revenue

	Three Months Ended
	March 31,		Change
	2022	2021	Dollars	Percentage
Gross commission income	$84,044	$49,156	$34,888	71%
Other service revenue	6,038	490	5,548	1,132%
Total revenue	$90,082	$49,646	$40,436	81%

For the three months ended March 31, 2022, gross commission income increased by approximately $34.9 million or 71%, as compared with the three months ended March 31, 2021. This increase was primarily attributable to an increase in transaction volume and to an increase in average revenue per transaction due to rising home prices. During the three months ended March 31, 2022, transaction volume increased by 47%. During the three months ended March 31, 2022, there were 10,087 real estate transactions compared to 6,874 transactions for the three months ended March 31, 2021. Our transaction volume increased primarily due to the organic growth in the number of agents contracted with us and agents acquired through the acquisitions of Red Barn, Epic and iPro. During the three months ended March 31, 2022, average revenue per transaction increased by 24% to $8,931 from $6,874 during the three months ended March 31, 2021.

For the three months ended March 31, 2022, other service revenue was approximately $6.0 million and was attributable to the Company’s acquisitions of Verus, E4:9 and LiveBy.

Operating Expenses

	Three Months Ended
	March 31,		Change
	2022	2021	Dollars	Percentage
Commission and other agent-related costs	$79,479	$46,400	$33,079	71%
Operations and support	2,175	68	2,107	3,099%
Technology and development	1,474	385	1,089	283%
General and administrative	10,854	5,819	5,035	87%
Marketing	1,163	402	761	189%
Depreciation and amortization	572	21	551	2,624%
Total operating expenses	$95,717	$53,095	$42,622	80%

For the three months ended March 31, 2022, commission and other agent-related costs increased by approximately $33.1 million, or 71%, as compared with the three months ended March 31, 2021. Commission and other agent-related costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the increase in commission and other agent-related costs compared to the same period in 2021 was primarily attributable to an increase in agent commissions paid due to higher transaction volume and rising home prices.

For the three months ended March 31, 2022, operations and support expenses were approximately $2.2 million and were attributable to the Company’s acquisitions of Verus and E4:9.

For the three months ended March 31, 2022, technology and development expenses increased by approximately $1.1 million, or 283%, as compared with the year ended March 31, 2021. The increase was primarily attributable to our ongoing investment in the intelliAgent platform and our newly acquired LiveBy business.

For three months ended March 31, 2022, general and administrative expenses increased by approximately $5.0 million, or 87%, as compared with the three months ended March 31, 2021. The increase in G&A was primarily attributable to recently completed acquisitions and to increases in non-cash stock compensation expense. It is anticipated that G&A expense will increase on an absolute dollar basis going forward, driven by acquisitions and costs related to scaling and integrating the Company’s business lines. G&A as a percentage of revenue is expected to decline over the long-term as revenue increases.

For the three months ended March 31, 2022, marketing expenses increased by approximately $0.8 million, or 189%, as compared with the three months ended March 31, 2021. The increase was attributable to an increase in direct advertising costs primarily related to the Company’s expansion in new regions and markets and to promoting its newly acquired businesses.

For the three months ended March 31, 2022, depreciation and amortization expenses increased by approximately $0.6 million, or 2,624%, as compared with the three months ended March 31, 2021. The increase in depreciation and amortization expense is due to the amortization of the intangible assets (other than capitalized and purchased software for which amortization is included in technology and development expense) acquired in connection with the acquisition of Red Barn, E4:9, and Epic as well as an increase in depreciation expense due to an increase in our depreciable asset base.

Income Taxes

The Company recorded income tax expense of $25,000 and of $5,000 for the three months ended March 31, 2022 and 2021, respectively. The tax expense for the three months ended March 31, 2022 is primarily the result of current state income tax liabilities.

Liquidity and Capital Resources (dollar amounts in thousands)

Capital Resources

	March 31,	December 31,	Change
	2022	2021	Dollars	Percentage
Current assets	$46,216	$54,450	$(8,234)	(15)%
Current liabilities	20,188	21,072	(884)	(4)%
Net working capital	$26,028	$33,378	$(7,350)	(22)%

To date, our principal sources of liquidity have been the net proceeds we received through public offerings and private sales of our common stock, as well as proceeds from loans. As of March 31, 2022, our cash totaled approximately $30.5 million, which represented a decrease of $7.3 million compared to December 31, 2021. As of March 31, 2022, we had net working capital of approximately $26.0 million, which represented a decrease of $7.4 million compared to December 31, 2021. We anticipate that our existing balances of cash and cash equivalents and future expected cash flows generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months from the date of the issuance of the unaudited interim consolidated financial statements.

Our future capital requirements depend on many factors, including any future acquisitions, our level of investment in technology, and our rate of growth into new markets. Our capital requirements might also be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes, any of which could adversely affect the manner in which we currently operate. Additionally, as the impact of COVID-19 and other world events, such as the recent crisis in Ukraine, on the economy and our operations evolves, we will continuously assess our liquidity needs. In the event of a sustained market deterioration, we may need or seek advantageously to obtain additional funding through equity or debt financing, which might not be available on favorable terms or at all and could hinder our business and dilute our existing shareholders.

Cash Flows

Comparison of the Three Months Ended March 31, 2022 and 2021 (dollar amounts in thousands)

	Three Months Ended March 31,		Change
	2022	2021	Dollars	Percentage
Net cash provided by (used in) operating activities	$1,641	$(981)	$2,622	(267)%
Net cash used in investing activities	$(2,652)	$(2,666)	$14	(1)%
Net cash used in financing activities	$(6,308)	$(4)	$(6,304)	NM

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2022 consisted of a net loss of $6.0 million, non-cash charges of $2.3 million, including $2.4 million of stock-based compensation expense and $1.1 million of depreciation and amortization, offset by $1.2 million in gains on the sales of mortgages. Changes in assets and liabilities were primarily driven by a $61.5 million change in mortgage loans held for sale; partially offset by a $67.7 million increase in proceeds from the sales and principal payments on mortgage loans held for sale.

Net cash used in operating activities for the three months ended March 31, 2021 consisted of a net loss of $3.4 million, non-cash charges of $1.0 million, including $0.9 million of stock-based compensation expense, $0.1 million of bad debt, $0.1 million of gain on extinguishment of debt, and $0.1 million of depreciation and amortization and lease expense. Changes in assets and liabilities were primarily driven by a $0.6 million decrease in prepaid and other current assets, a $0.6 million increase in accounts payable due primarily to the increase in agent transaction volume, a $0.6 million increase in accrued liabilities, partially offset by a $0.2 million increase in agent annual fees receivable due primarily to an increase in the number of agents, and a $0.1 million decrease in escrow liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 consisted of $1.5 million for business acquisitions, net of cash acquired, $0.3 million for purchases of property and equipment and $0.8 million for purchases of intangible assets.

Net cash used in investing activities for the three months ended March 31, 2021 consisted of $2.1 million for the purchase of a business and assets, net of cash acquired, $0.4 million for purchases of computers and equipment, and $0.1 million for the purchase of capitalized software.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022 consisted primarily of the change of $4.9 million on our warehouse lines of credit, net of the effect of the Cornerstone acquisition, $1.0 million in repurchase of common stock and $0.5 million in principal payments on notes payable.

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

We define the non-GAAP financial measure of Adjusted EBITDA as net income (loss), excluding other (income) expense, income tax expense (benefit), depreciation and amortization, transaction costs and stock-based compensation expense.

We believe that Adjusted EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted EBITDA. In particular, we believe the exclusion of stock-based compensation expense related to restricted stock awards and stock options and transaction-related costs associated with our acquisition activity provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. Adjusted EBITDA also excludes other income and expense, net which primarily includes nonrecurring items, such as, gain on debt extinguishment and severance costs, if applicable.

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to net income (loss), the closest comparable GAAP measure. Some of these limitations are that:

●	Adjusted EBITDA excludes stock-based compensation expense related to restricted stock awards and stock options, which have been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy;
●	Adjusted EBITDA excludes transaction-related costs primarily consisting of professional fees and any other costs incurred directly related to acquisition activity, which is an ongoing part of our growth strategy and therefore likely to be reoccurring; and
●	Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation and amortization of property and equipment and capitalized software costs, however, the assets being depreciated and amortized may have to be replaced in the future.

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented (amounts in thousands):

	Three months ended
	March 31,
	2022	2021
Net loss	$(5,997)	$(3,400)
Other expense (income), net	337	(54)
Income tax expense	25	5
Depreciation and amortization	1,061	102
Transaction-related cost	51	434
Stock- based compensation	2,407	870
Adjusted EBITDA	$(2,116)	$(2,043)

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

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The estimated fair values reflected in the purchase accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements. For each business combination completed during the three months ended March 31, 2022, the estimated fair value of identifiable intangible assets, primarily consisting of agent relationships and tradenames, was determined using the relief-from-royalty and multi-period excess earnings methods. The most significant assumptions under these methods include the estimated remaining useful life, expected future revenue, annual agent revenue attrition, costs to develop new agents, charges for contributory assets, tax rate, discount rate and tax amortization benefit. Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

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

Recent Accounting Standards

For information on recent accounting standards, see Note 3 to our consolidated financial statements included elsewhere in this report.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, and our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

We are in the process of implementing new accounting systems. We have updated and continue to update our processes related to internal control over financial reporting, as necessary, to accommodate applicable changes in our business processes resulting from the implementation of the new accounting systems.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors that we have previously disclosed in our most recent Annual Report on Form 10-K, as filed with the SEC on March 9, 2022. The risks described in our Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Sales

None.

Purchases of Equity Securities by the Issuer

On March 10, 2022, the Company’s board of directors authorized an expenditure of up to $10.0 million for the repurchase of shares of the Company’s common stock in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Company may also repurchase shares of its common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act which would permit shares of the Company’s common stock to be repurchased when the Company might otherwise be precluded from doing so by law. The share repurchase authorization does not have a fixed expiration. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management based on a variety of factors such as the market price of the Company’s common stock, the Company’s liquidity requirements, and overall market conditions. The stock repurchase program will be subject to applicable legal requirements, including federal and state securities laws.

The following table summarizes the equity repurchase program activity for the three months ended March 31, 2022 and the approximate dollar value of shares that may yet be purchased pursuant to the repurchase program:

			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be
	Total number of	Average price paid	announced plans or	purchased under the
Period	shares purchased	per share	programs	plans or programs
January 1 – January 31, 2022	—	—	—	—
February 1 – February 28, 2022	—	—	—	—
March 1 – March 31, 2022	83,811	$11.77	83,811	$9,013,610

In April of 2022, the Company purchased an additional 226,233 shares of its common stock under the approved equity repurchase program at an aggregate purchase price of approximately $1.93 million.

Item 6. Exhibits.

Exhibit Number	Description
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2022 and 2021; (iii) Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2022 and 2021; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2022 and 2021; and (v) Notes to Unaudited Financial Statements.

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

** In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10 Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FATHOM HOLDINGS INC.

Date: May 6, 2022	By:	/s/ Marco Fregenal
Marco Fregenal
President and Chief Financial Officer (Principal Financial and Accounting Officer)