Form 10-Q
period 2022-06-30
Fathom Holdings Inc.
filed 2022-08-09
CIK 1753162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 5, 2022, the registrant had 17,052,263 shares common stock outstanding.

FATHOM HOLDINGS INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2022

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$19,512	$37,830
Restricted cash	110	91
Accounts receivable	5,020	3,981
Derivative assets	86	53
Mortgage loans held for sale, at fair value	6,313	9,862
Prepaid and other current assets	2,791	2,633
Total current assets	33,832	54,450
Property and equipment, net	3,053	1,250
Lease right of use assets	5,640	4,353
Intangible assets, net	28,429	24,243
Goodwill	25,436	20,541
Other assets	50	93
Total assets	$96,440	$104,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,089	$5,303
Accrued and other current liabilities	3,948	4,491
Warehouse lines of credit	6,129	9,577
Long-term debt - current portion	231	831
Lease liability - current portion	1,375	870
Total current liabilities	17,772	21,072
Lease liability, net of current portion	5,642	3,562
Long-term debt, net of current portion	280	146
Total liabilities	23,694	24,780
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock (no par value, shares authorized, 100,000,000; shares issued and outstanding, 17,052,263 and 16,751,606 as of June 30, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in capital	104,391	100,129
Accumulated deficit	(31,645)	(19,979)
Total stockholders’ equity	72,746	80,150
Total liabilities and stockholders’ equity	$96,440	$104,930

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
Gross commission income	$122,053	$80,246	$206,097	$129,402
Other service revenue	6,126	3,937	12,164	4,426
Total revenue	128,179	84,183	218,261	133,828
Operating expenses
Commission and other agent-related costs	116,309	76,729	195,788	123,129
Operations and support	1,597	1,683	3,772	1,751
Technology and development	1,048	956	2,523	1,341
General and administrative	12,358	8,738	23,211	14,557
Marketing	1,329	378	2,492	780
Depreciation and amortization	813	438	1,385	459
Total operating expenses	133,454	88,922	229,171	142,017
Loss from operations	(5,275)	(4,739)	(10,910)	(8,189)
Other expense (income), net
Gain on extinguishment of debt	—	—	—	(51)
Interest expense (income), net	6	(1)	7	—
Other nonoperating expense (income), net	228	(33)	564	(37)
Other expense (income), net	234	(34)	571	(88)
Loss before income taxes	(5,509)	(4,705)	(11,481)	(8,101)
Income tax expense (benefit)	160	(2,614)	185	(2,610)
Net loss	$(5,669)	$(2,091)	$(11,666)	$(5,491)
Net loss per share
Basic	$(0.35)	$(0.15)	$(0.72)	$(0.40)
Diluted	$(0.35)	$(0.15)	$(0.72)	$(0.40)
Weighted average common shares outstanding
Basic	16,039,971	14,048,136	16,180,782	13,750,775
Diluted	16,039,971	14,048,136	16,180,782	13,750,775

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(in thousands, except share data)

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid in	Accumulated
	Shares	Value	Capital	deficit	Total
Balance at March 31, 2022	17,110,909	$—	$107,504	$(25,976)	$81,528
Issuance of common stock for purchase of business	35,688	—	263	—	263
Repurchase of common stock	(602,286)	—	(5,057)	—	(5,057)
Stock-based compensation, net of forfeitures	507,952	—	1,681	—	1,681
Net loss	—	—	—	(5,669)	(5,669)
Balance at June 30, 2022	17,052,263	$—	$104,391	$(31,645)	$72,746

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid in	Accumulated
	Shares	Value	Capital	deficit	Total
Balance at March 31, 2021	13,976,556	$—	$39,181	$(10,888)	$28,293
Issuance of common stock for purchase of business	750,736	—	24,140	—	24,140
Issuance of common stock pursuant to exercise of stock options	16,972	—	80	—	80
Stock-based compensation, net of forfeitures	(2,725)	—	1,193	—	1,193
Net loss	—	—	—	(2,091)	(2,091)
Balance at June 30, 2021	14,744,539	$—	$64,594	$(12,979)	$51,615

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid in	Accumulated
	Shares	Value	Capital	deficit	Total
Balance at December 31, 2021	16,751,606	$—	$100,129	$(19,979)	$80,150
Issuance of common stock for purchase of businesses	470,982	—	6,168	—	6,168
Repurchase of common stock	(686,097)	—	(6,045)	—	(6,045)
Stock-based compensation, net of forfeitures	515,772	—	4,139	—	4,139
Net loss	—	—	—	(11,666)	(11,666)
Balance at June 30, 2022	17,052,263	$—	$104,391	$(31,645)	$72,746

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid in	Accumulated
	Shares	Value	Capital	deficit	Total
Balance at December 31, 2020	13,830,351	$—	$37,139	$(7,488)	$29,651
Issuance of common stock for purchase of business	777,380	—	25,312	—	25,312
Issuance of common stock pursuant to exercise of stock options	16,972	—	80	—	80
Stock-based compensation, net of forfeitures	119,836	—	2,064	—	2,064
Net loss	—	—	—	(5,491)	(5,491)
Balance at June 30, 2021	14,744,539	$—	$64,594	$(12,979)	$51,615

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,666)	$(5,491)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,405	847

Non-cash lease expense	1,097	—
Gain on extinguishment of debt	—	(51)
Gain on sale of mortgages	(1,935)	(1,333)
Stock-based compensation	4,348	2,064
Deferred income taxes	—	(2,650)
Bad debt expense	—	77
Other non-cash	1	29
Change in operating assets and liabilities:
Accounts receivable	(1,461)	(1,372)
Derivative assets	(33)	42
Prepaid and other current assets	(119)	611
Other assets	80	(3)
Accounts payable	787	981
Accrued and other current liabilities	(1,092)	3,703
Derivative liabilities	—	(101)
Operating lease liabilities	(1,074)	62
Mortgage loans held for sale	(131,177)	(42,445)
Proceeds from sale and principal payments on mortgage loans held for sale	140,206	42,338
Net cash provided by (used in) operating activities	368	(2,693)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(732)	(476)
Amounts paid for business and asset acquisitions, net of cash acquired	(2,479)	(11,014)
Purchase of intangible assets	(1,959)	(494)
Net cash used in investing activities	(5,170)	(11,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(566)	(7)
Proceeds from issuance of common stock	—	80
Net borrowings on warehouse lines of credit	(6,886)	1,403
Repurchase of common stock	(6,045)	—
Net cash (used in) provided by financing activities	(13,497)	1,476

Net decrease in cash, cash equivalents, and restricted cash	(18,299)	(13,201)
Cash, cash equivalents, and restricted cash at beginning of period	37,921	29,562
Cash, cash equivalents, and restricted cash at end of period	$19,622	$16,361

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$8	$4
Income taxes paid	111	—
Amounts due to sellers	1,100	1,816
Capitalized stock-based compensation	125	—
Right of use assets obtained in exchange for new lease liabilities	1,804	1,839
Issuance of common stock for purchase of business	6,168	25,312
Extinguishment of Paycheck Protection Program Loan	—	51
Loan receivable forgiven and used as purchase consideration	—	165

Reconciliation of cash and restricted cash
Cash and cash equivalents	$19,512	$12,831
Restricted cash	110	3,530
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$19,622	$16,361

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Consolidation and Presentation of Financial Statements

Fathom Holdings Inc. (“Fathom”, “Fathom Holdings,” or and collectively with its consolidated subsidiaries and affiliates, the “Company”) is a national, technology-driven, real estate services platform integrating residential brokerage, mortgage, title, insurance services and supporting software called intelliAgent. The Company’s brands include Fathom Realty, Dagley Insurance, Encompass Lending, intelliAgent, LiveBy, Real Results, Verus Title and Cornerstone.

The unaudited interim consolidated financial statements include the accounts of Fathom Holdings’ wholly owned subsidiaries. All transactions and accounts between and among its subsidiaries have been eliminated. All adjustments and disclosures necessary for a fair presentation of these unaudited interim consolidated financial statements have been included.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Security and Exchange Commission (“SEC”) on March 9, 2022 (the “Form 10-K”). The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. In January and February 2022, the Company acquired Cornerstone Financial (“Cornerstone”) and iPro realty Network (“iPro”), respectively, in separate transactions accounted for as business combinations. Cornerstone is a real estate mortgage business that will help expand the Company’s reach in the Washington DC and surrounding markets. The acquisition of iPro, a real estate brokerage business, is expected to help expand the Company’s reach in the Utah real estate market.

As previously disclosed in the Form 10-K, certain prior period amounts for the three and six months ended June 30, 2021 have been revised to conform to the current presentation. These changes have no impact on our previously reported consolidated balance sheets or statements of operations.

Note 2. Risks and Uncertainties

Certain Significant Risks and Business Uncertainties — The Company is subject to the risks and challenges associated with companies at a similar stage of development. These include dependence on key individuals, successful development and marketing of its offerings, and competition with larger companies with greater financial, technical, and marketing resources. Furthermore, during the period required to achieve substantially higher revenue in order to become consistently profitable, the Company may require additional funds that might not be readily available or might not be on terms that are acceptable to the Company. See “COVID-19 Risks, Impacts and Uncertainties” below, and “Risk Factors” in Part I, Item 1A of the Form 10-K for further detail regarding the risks the Company faces.

Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $11.7 million and $5.5 million for the six months ended June 30, 2022 and 2021, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business organically and via acquisitions. The Company had cash and cash equivalents of $19.5 million and $37.8 million as of June 30, 2022 and December 31, 2021, respectively. Management believes that existing cash from its 2021 common stock offering along with its planned budget, which includes continued increases in the number of its agents and transactions at rates consistent with historical growth, plus growth from increasing attach rates across the Company’s businesses from internal referrals and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of the unaudited interim consolidated financial statements.

COVID-19 Risks, Impacts and Uncertainties — On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally. COVID-19 remains a pandemic as variants develop and spread.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to the risks arising from COVID-19 including its social and economic impacts on the residential real estate industry in the United States. Our management believes that these social and economic impacts, which to date have included but not been limited to the following, could have a significant impact on the Company’s future financial condition, liquidity, and results of operations: (i) restrictions on in-person activities associated with residential real estate transactions arising from shelter-in-place, or similar isolation orders; (ii) decline in consumer demand for in-person interactions and physical home tours; (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individual investment portfolios, and more stringent mortgage financing conditions; and (iv) global supply chain stresses, which have led to inflation, which had caused the Federal Reserve to increase interest rates.

Given the continuing evolution of COVID-19 and the global responses to curb its spread, the Company is not able to estimate the effects of COVID-19, including any currently known and future variant, on its results of operations, financial condition, or liquidity for the year ending December 31, 2022 and beyond. While the development and availability of multiple COVID-19 vaccines lessened the impact of COVID-19 in 2021 and the six months ended June 30, 2022, if COVID-19 continues, it may have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations.

Russia and Ukraine Conflict — In February 2022, Russia invaded Ukraine resulting in the United States, Canada, the European Union and other countries imposing economic sanctions on Russia. While this conflict has not impacted the Company directly, the full impact on the United States and other economies is unknown and cannot be predicted. This conflict appears to have and could continue to cause an adverse impact on U.S. economy and financial markets, including the inflationary impact of exacerbated supply chains, which could adversely affect the housing industry and home purchases and sales, which in turn could have a material impact on the Company’s financial condition or results of operations.

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

Note 4. Acquisitions

Acquisition of Red Barn

On March 1, 2021, the Company completed the acquisition of Red Barn, in a transaction deemed immaterial to the Company. The Red Barn acquisition was accounted for as a business combination using the acquisition method of accounting.

Acquisition of Naberly

On March 1, 2021 the Company acquired substantially all of the assets of Naberly for cash consideration of $2.7 million. Based on the Company’s preliminary estimation of the fair value of the assets acquired, the Naberly acquisition was accounted for as an asset

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

acquisition. The total acquisition cost, including transaction costs of approximately $0.1 million was $2.8 million and was recorded as software intangible assets.

During the year ended December 31, 2020, in connection with, and in advance of the closing under the asset purchase agreement to acquire the assets of Naberly, the Company issued to Naberly, an unsecured loan (the “Loan”) in the principal amount of up to $0.2 million with an interest rate of two percent (2%) per annum, compounded annually, and a maturity date of February 28, 2021. The outstanding principal balance of the Loan was forgiven in connection with the closing of the acquisition and was accounted for as part of the purchase consideration transferred to Naberly.

Acquisition of E4:9

On April 16, 2021 the Company purchased 100% of outstanding capital stock of E4:9. The Company accounted for the E4:9 acquisition as a business combination. The purchase price consisted of $9.8 million cash consideration and $16.6 million common stock consideration for a total purchase price of $26.5 million. The aggregate purchase price exceeded the fair value of the net tangible and intangible assets acquired, and accordingly the Company recorded goodwill of approximately $14.4 million.

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Recognized amounts of identifiable assets acquired, and liabilities assumed (amounts in thousands):
Cash	2,843
Accounts Receivable	516
Mortgage loans held for sale	8,147
Derivative assets	90
Prepaid and other current assets	122
Property & Equipment	356
Intangible assets	11,780
Lease right of use assets	1,498
Other long-term assets	7
Total identifiable assets acquired	25,359

Accounts payable and accrued liabilities	938
Escrow liabilities	75
Derivative liabilities	120
Warehouse lines of credit	7,958
Notes payable	486
Lease liability, current portion	337
Lease liability, net of current portion	1,160
Deferred tax liabilities	2,687
Total liabilities assumed	13,761
Total identifiable net assets	11,598
Goodwill	14,882
Net assets acquired	26,480

The Company recognized approximately $0.3 million of acquisition related costs that were expensed in the three and six months ended June 30, 2021 and are included in general and administrative expenses.

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value associated with identifiable intangible assets was $11.8 million, comprised of customer relationships of $6.2 million, tradenames of $5.2 million and know-how of $0.4 million. Customer relationships is being amortized on an accelerated basis over a useful life of 8 years. Tradenames and know-how are amortized on a straight-line basis over 10 years and 5 years, respectively.

The Company finalized the fair value estimates used in the purchase price allocation related to the E4:9 acquisitions during the quarter ended June 30, 2022, resulting in a $0.4 million adjustment to lower the fair value of of accounts receivable assumed . to $0.5 million with an offsetting increase to goodwill in our Other services reporting unit.

The Company’s condensed consolidated financial statements for the three and six months ended June 30, 2022 and June 30, 2021 include the results of operations of E4:9 since the closing on April 16, 2021. During the three month periods ended June 30, 2022 and 2021 E4:9 contributed $4.3 million and $2.9 million in revenues and $2.4 million and $1.2 million in net loss , respectively. During the six month periods ended June 30, 2022 and 2021 E4:9 contributed $8.6 million and $2.9 million in revenues and $4.0 million and $1.2 million in net loss , respectively.

Acquisition of LiveBy

On April 20, 2021 the Company purchased 100% of the outstanding capital stock of LiveBy Inc. The Company accounted for the LiveBy acquisition as a business combination. The purchase price consisted of $3.4 million cash consideration and $5.6 million common stock consideration for a total purchase price of $9.0 million. The aggregate purchase price exceeded the fair value of the net tangible and intangible assets acquired, and accordingly the Company recorded goodwill of approximately $4.2 million.

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Recognized amounts of identifiable assets acquired and liabilities assumed (amounts in thousands):
Cash	516
Accounts receivable	138
intangible assets	4,920
Prepaid and other current assets	2
Total identifiable assets acquired	5,576

Deferred tax liabilities	621
Accounts payable and accrued liabilities	167
Total liabilities assumed	788
Total identifiable net assets	4,788
Goodwill	4,193
Net assets acquired	8,981

The Company recognized approximately $0.2 million acquisition related costs that were expensed in the three and six months ended June 30, 2021 and are included in general and administrative expenses.

Goodwill was assigned to the technology reporting unit and is attributable primarily to our assembled workforce and the anticipated future economic benefits to the Company’s agents through technology product offerings. None of the goodwill is expected to be deductible for income tax purposes.

The Company’s condensed consolidated financial statements for the three and six months ended June 30, 2022 and June 30, 2021 include the results of operations of LiveBy since the closing on April 20, 2021, During the three month periods ended June 30, 2022 and 2021 LiveBy contributed $0.7 million and $0.5 million in revenues and $0.07 million and $0.1 million in net loss , respectively. During the six month periods ended June 30, 2022 and 2021 LiveBy contributed $1.3 million and $0.5 million in revenues and $0.2 million and $0.1 million in net loss , respectively.

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Pro Forma Financial Information

On an unaudited pro forma basis in thousands, the revenues and net loss of the Company assuming the acquisitions of E4:9 and LiveBy occurred on January 1, 2020, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition happened on January 1, 2020, nor is the financial information indicative of the results of future operations. The pro forma financial information includes the estimated amortization expense based on the fair value and estimated useful lives of intangible assets as part of the acquisitions of E4:9 and LiveBy.

Six months ended June 30,
2021
Revenue	$139,342
Net loss	(9,242)
Net loss per share (basic)	(0.64)

The Company completed two acquisitions in the six months ended June 30, 2022, both accounted for as business combinations. On January 24, 2022, the Company acquired Cornerstone Financial, a real estate mortgage business in the Washington DC and surrounding markets, for approximately $4.7 million. The purchase price was comprised of $1.1 million in cash consideration and 267,470 shares of common stock with an acquisition date fair value of $3.6 million. Approximately $0.6 million of the cash consideration is due within one year of the acquisition date. On February 8, 2022, the Company acquired iPro Realty Network, a real estate brokerage business in the Utah real estate market, for total consideration of approximately $4.2 million. The purchase price included cash consideration of approximately $1.8 million and 167,824 shares of common stock with an acquisition date fair value of $2.3 million. Approximately $0.1 million of the cash consideration is due within one year of the acquisition date. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition, including mortgage loans held for sale of approximately $3.5 million, lease right of use assets and lease liabilities of approximately $0.6 million, accrued liabilities of approximately $0.4 million and warehouse lines of credit of approximately $3.4 million. The Company recorded finite-lived intangible assets of approximately $3.6 million and goodwill of approximately $4.9 million, prior to the updates to fair values noted below.

The Company updated the fair value estimates used in the purchase price allocation related to the Cornerstone and iPro acquisitions during the quarter ended June 30, 2022, resulting in an increase of $0,4 million in the fair value of assumed finite lived intangible assets, an increase of $0,3 million in other assets, and a $0.7 million decrease in goodwill.o Due to the timing of the acquisition, the valuation of net assets acquired has not been finalized and is expected to be completed by the end of December 2022, and in any case, no later than one year from the acquisition date in accordance with GAAP.

Pro forma information has not been included as it is impracticable to obtain the information due to the lack of availability of historical U.S. GAAP financial data. The results of operations of these businesses do not have a material effect on the Company’s consolidated results of operations. Acquisition related costs incurred during the three and six months ended June 30, 2022, were $8,000 and $60,000, respectively and are included in general and administrative expense.

Note 5. Intangible Assets, Net

Intangible assets, net consisted of the following (amounts in thousands):

	June 30, 2022

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Trade names	$7,957	$(865)	$7,092
Software development	10,975	(1,963)	9,012
Customer relationships	8,180	(1,478)	6,702
Agent relationships	5,792	(495)	5,297
Know-how	430	(104)	326
	$33,334	$(4,905)	$28,429

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Trade names	$6,326	$(454)	$5,872
Software development	9,017	(1,095)	7,922
Customer relationships	8,180	(897)	7,283
Agent relationships	3,030	(233)	2,797
Know-how	430	(61)	369
	$26,983	$(2,740)	$24,243

Estimated future amortization intangible assets as of June 30, 2022 was as follows (amounts in thousands):

Years Ending December 31,
2022 (remaining)	$2,555
2023	4,864
2024	4,736
2025	4,515
2026	3,931
Thereafter	7,828
Total	$28,429

During the three months ended June 30, 2022 and 2021, aggregate amortization expense for intangible assets was $1.2 million and $0.7 million, respectively, of which $1.0 million and $0.10 million, respectively, was included in technology and development expense. During the six months ended June 30, 2022 and 2021, aggregate amortization expense for intangible assets was $2.1 million and $0.8 million, respectively, of which $1.5 million and $0.2 million, respectively, was included in technology and development expense.

Note 6. Goodwill

The changes in the carrying value of goodwill by segment as of June 30, 2022 are as noted in the table below (amounts in thousands):

	Real Estate
	Brokerage	Mortgage	Technology	Other (a)	Total
Balance at December 31, 2021	$1,099	$7,399	$4,168	$7,875	$20,541
Goodwill acquired during the period	1,461	2,876	—	—	4,337
Fair value measurement adjustment (see Note 4)	94	18	—	446	558
Balance at June 30, 2022	$2,653	$10,293	$4,168	$8,321	$25,436
(a)– Other comprises goodwill not assigned to a reportable segment.

There were no accumulated impairment charges as of June 30, 2022 and December 31, 2021.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (amounts in thousands):

	June 30, 2022	December 31, 2021
Deferred annual fee	$989	$546
Due to sellers	1,513	1,400
Accrued compensation	745	1,033
Other accrued liabilities	701	1,512
Total accrued and other current liabilities	$3,948	$4,491

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Warehouse Lines of Credit

Encompass Lending Group (“Encompass”), an indirect wholly owned subsidiary of the Company, utilizes line of credit facilities as a means of temporarily financing mortgage loans pending their sale. The underlying warehouse lines of credit agreements, as described below, contain financial and other debt covenants. As of June 30, 2022, under two credit facilities Encompass was not in compliance with certain of these debt covenants related to earnings, however, based on communications with these banks, Encompass has received one waiver and expects to receive the second bank waiver on these covenants. If the Company is unable to obtain the bank waiver, the bank may terminate the credit facility.

Encompass maintains a master loan warehouse agreement with a bank whereby Encompass borrows funds to finance the origination or purchase of eligible loans. Interest on funds borrowed is equal to the greater of the mortgage interest rate of the underlying loan or 3.625%. The agreement expires in September 2022. The maximum funding of these loans at June 30, 2022 and December 31, 2021 was $15.0 million. At June 30, 2022 and December 31, 2021, the outstanding balance on this warehouse line was approximately $1.7 million and $4.3 million, respectively.

Encompass maintains a mortgage participation purchase agreement with a bank whereby Encompass borrows funds to finance the origination or purchase of eligible loans. Interest on funds borrowed is equal to the greater of the mortgage interest rate of the underlying loan or 3.5%. The agreement expires in April 2023.The maximum funding of these loans at June 30, 2022 and December 31, 2021 was $25.0 million. At June 30, 2022 and December 31, 2021, the outstanding balance on this warehouse line was approximately $1.7 million and $3.1 million, respectively.

Encompass maintains a warehousing credit and security agreement with a bank whereby Encompass borrows funds to finance the origination of eligible mortgage loans. Interest on funds borrowed is equal to the greater of to the daily LIBOR rate plus 2.00% or 3.5% per annum. The agreement expires in September 2022. The Daily Adjusting LIBOR rate plus 2.00% as of June 30, 2022 and December 31, 2021 was 3.579% and 2.09%, respectively. The maximum funding limit of these loans at June 30, 2022 and December 31, 2021 was $15.0 million. At June 30, 2022 and December 31, 2021, the outstanding balance on this warehouse line was approximately $2.7 million and $2.2 million, respectively.

Note 9. Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2022	December 31, 2021
3.75% Small Business Administration installment loan due May 2050	$169	$171
Notes payable:
Non-interest-bearing promissory note due July 1, 2022	210	210
2.5% director and officer insurance policy promissory note due July 31, 2022	—	385
6.0 % executive and officer insurance policy promissory note due October 9, 2022	132	211
Total debt	511	977
Less current portion of the Small Business Administration Loan	(21)	(25)
Less current portion of notes payable	(210)	(806)
Long-term debt, net of current portion	$280	$146

During the six month period ended June 30, 2022 approximately $0.1 million of short -term debt associated with our January iPro acquisition was paid.

Note 10. Fair Value Measurements

FASB ASC 820, Fair Value Measurement, (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The methodology

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:

●	Agreed prices from Interest Rate Lock Commitments (“IRLC”)
●	Trading prices for derivative instruments
●	Closing prices at June 30, 2022 and December 31, 2021 for derivative instruments

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$6,313	$—	$6,313
Derivative assets	—	—	86	86
	$—	$6,313	$86	$6,399

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 (amounts in thousands):

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$9,862	$—	$9,862
Derivative assets	—	—	53	53
	$—	$9,862	$53	$9,915

The Company enters into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specific period of time (generally between 30 and 90 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs meet the definition of a derivative and are reflected on the consolidated balance sheets at fair value with changes in fair value recognized in other service revenue on the consolidated statements of operations. Unrealized gains and losses on the IRLCs, reflected as derivative assets and derivative liabilities, respectively, are measured based on the fair value of the underlying mortgage loan, quoted agency mortgage-backed security (“MBS”) prices, estimates of the fair value of the mortgage servicing rights and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The fair value of the forward loan sales commitment and mandatory delivery commitments being used to economically hedge the IRLCs and mortgage loans held for sale not committed to purchasers are based on quoted agency MBS prices.

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

The table below presents certain information related to lease costs for the Company’s operating leases (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease expense	$377	$246	$709	$293
Short-term lease expense	115	95	227	124
Total lease cost	$492	$341	$936	$417

The following table presents the weighted average remaining lease term and the weighted average discount rate related to operating leases:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (in years) - operating leases	5.14	4.98
Weighted average discount rate - operating leases	6.14%	5.91%

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the maturities of lease liabilities (amounts in thousands):

Operating
Years Ended December 31,	Leases
2022 (remaining)	$888
2023	1,778
2024	1,563
2025	1,338
2026	1,010
2027 and thereafter	1,622
Total minimum lease payments	$8,199
Less effects of discounting	(1,182)
Present value of future minimum lease payments	$7,017

Note 12. Shareholders’ Equity

On March 10, 2022, the Company’s Board of Directors authorized an expenditure of up to $10 million for the repurchase of shares of the Company’s common stock. The share repurchase program does not have a fixed expiration. Under the program, repurchases can be made from time-to-time using a variety of methods, including open market transactions, privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended or discontinued at any time at the Company’s discretion. During the three months and six months ended June 30, 2022, the Company reacquired 602,286 shares and 686,097 shares, for approximately $5.1 million and $6.0 million, respectively. As of June 30, 2022, the Company had approximately $4.0 million remaining under the share repurchase authorization.

During the six months ended June 30, 2022, the Company issued shares of common stock as part of the purchase consideration in connection with the acquisitions of iPro and Cornerstone. Refer to Note 4 for additional information about these acquisitions and the shares of common stock issued.

The Company has an outstanding equity-classified warrant issued to an underwriter in August 2020 (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant is exercisable at a per share exercise price of $11.00 and is exercisable at any time from and after January 31, 2021 through August 4, 2025. As of June 30, 2022, no portion of the Underwriter Warrant has been exercised or expired.

Note 13. Stock-based Compensation

Stock based compensation related to the Company’s stock plans was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Commission and other agent-related cost	$795	$498	$1,627	$884
Operations and support	369	118	440	167
Technology and development	76	284	78	573
General and administrative	621	265	2,078	392
Marketing	80	28	125	47
Total stock-based compensation	$1,941	$1,193	$4,348	$2,063

During the three and six months ended June 30, 2022, the Company capitalized $0.07 million and $0.13 million, respectively, of stock-based compensation expense associated with the cost of developing software for internal use.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2022, total unrecognized compensation cost related to non-vested restricted stock awards was $12.7 million, which is expected to be recognized over a period of approximately 1.62 years. There was no unrecognized compensation cost related to stock options, as all outstanding stock options were vested at June 30, 2022.

During the six months ended June 30, 2022, the Company granted 591,976 restricted stock awards at a weighted-average grant-date fair value of $9.97. There were no grants of stock options during the six months ended June 30, 2022.

Note 14. Related Party Transactions

Marketing expense for the three months ended June 30, 2022 and 2021 includes approximately $0.1 million and, $0.08 million and for the six months ended June 30, 2022 amd 2021includes approximately $0.3 million and $0.2 million, respectively, from related parties in exchange for the Company receiving marketing services.

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows (amounts in thousands except share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stock—basic and diluted	$(5,669)	$(2,091)	$(11,666)	$(5,491)
Denominator:
Weighted-average basic and diluted shares outstanding	16,039,971	14,048,136	16,180,782	13,750,775

Net loss per share attributable to common stock—basic and diluted	$(0.35)	$(0.15)	$(0.72)	$(0.40)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock options	43,996	43,998	43,996	43,998
Non-vested restricted stock awards	1,192,447	498,806	1,192,447	498,806
Common stock warrants	240,100	240,100	240,100	240,100

Note 16. Income Taxes

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

The Company has historically maintained a valuation allowance against deferred tax assets and reported only minimal current state tax expense. For the three and six months ended June 30, 2022, the Company recorded income tax expense of approximately

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$160,000 and $185,000 respectively. The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses.

The Company recorded an income tax benefit of approximately $2.6 million for both the three and six months ended June 30, 2021. The tax benefit was primarily the result of the release of the valuation allowance against historical deferred tax assets and recognition of benefit from the current year projected loss. Net deferred tax liabilities of approximately $3.3 million recorded in connection with the E4:9 Holdings, Inc. and LiveBy, Inc. acquisitions provided a source of taxable income to support the realizability of approximately $1.6 million of pre-existing deferred tax assets, as well as deferred tax assets from the projected loss for the year ended December 31, 2021. The taxable temporary differences relating to the amortizable intangible assets supported the realization of the net operating loss carryforwards. As a result of the transactions, the Company discretely released the historical valuation allowance and recognized a deferred tax benefit on a portion of losses for the three and six months ended June 30, 2021.

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

The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The balance sheet is managed on a consolidated basis and is not used in the context of segment reporting. The Company has included the results of the acquisitions during the reported periods from the acquisition date of the respective acquisition.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Key operating data for the reportable segments for the three and six months ended June 30, 2022 and 2021 are set forth in the tables below (amounts in thousands):

	Revenue
	Three months ended		Six months ended
	June 30,		June 30,
Revenue	2022	2021	2022	2021
Real Estate Brokerage	$122,053	$80,246	$206,097	$129,402
Mortgage	2,642	1,502	5,506	1,502
Technology	656	530	1,301	599
Corporate and other services (a)	2,828	1,905	5,357	2,325
Total revenue	$128,179	$84,183	$218,261	$133,828

	Adjusted EBITDA
	Three months ended		Six months ended
	June 30,		June 30,
Adjusted EBITDA	2022	2021	2022	2021
Real Estate Brokerage	$1,755	$495	$2,709	$(11)
Mortgage	(860)	(890)	(1,350)	(890)
Technology	(325)	(307)	(693)	(622)
Total Segment Adjusted EBITDA	570	(702)	666	(1,523)
Corporate and other services (a)	(2,554)	(1,572)	(4,763)	(2,794)
Total Company Adjusted EBITDA	(1,984)	(2,273)	(4,097)	(4,315)
Depreciation and amortization	1,343	745	2,405	847
Other expense (income), net	234	(34)	571	(88)
Income tax expense (benefit)	159	(2,615)	185	(2,610)
Stock based compensation	1,941	1,193	4,348	2,063
Transaction-related costs	8	529	60	963
Net loss	$(5,669)	$(2,091)	$(11,666)	$(5,491)
(a)	Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and Other services line.

Note 18. Commitments and Contingencies

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification of employees versus independent contractors, intellectual property, commercial or contractual claims, brokerage or real estate disputes, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and various liabilities based upon conduct of individuals or entities outside of the Company’s control, including agents and third party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of June 30, 2022, there was no material litigation against the Company.

In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions, and is responsible for the proper disposition of these balances for its customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets, consistent with GAAP and industry practice. The balances amounted to $3.8 million and $2.3 million at June 30, 2022 and December 31, 2021, respectively.

Encompass Net Worth Requirements

In order to maintain approval from the U.S. Department of Housing and Urban Development to operate as a Title II non-supervised mortgagee, our indirect subsidiary Encompass is required to maintain adjusted net worth of $1,000,000 and must maintain liquid assets (cash, cash equivalents, or readily convertible instruments) of 20% of the required net worth. As of June 30, 2022, Encompass had adjusted net worth of approximately $3.1 million and liquid assets of $4.1 million.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in our most recent Annual Report on Form 10-K, as amended (the “Form 10-K”), and any risk factors described in this quarterly report. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, liquidity, operating results, and common stock prices. Furthermore, this quarterly report, the Form 10-K and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company. Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as “anticipate,” “believe,” “goals,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “forecast” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives and regarding the anticipated impact of COVID-19 and other global forces are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in the Form 10-K and in any risk factors described in this quarterly report, which could cause actual results to differ materially from these Forward-Looking Statements. Except as required by law, the Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

The terms the “Company,” “Fathom,” “we,” “us,” and “our” as used in this report refer to Fathom Holdings Inc. and its consolidated subsidiaries unless otherwise specified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s consolidated financial statements and the related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in the Form 10-K, and our audited consolidated financial statements and related notes set forth in the Form 10-K. See Part I, Item 1.A of the Form 10-K, Part II, Item 1A, “Risk Factors,” below, and “Special Note Regarding Forward-Looking Information,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All statements herein regarding the likely impact of COVID-19 and other potential risks constitute forward-looking statements. When we cross-reference to a “Note,” we are referring to our “Notes to Unaudited Condensed Consolidated Financial Statements,” unless the context indicates otherwise. All amounts noted within the tables are in thousands except per share amounts or where otherwise noted and percentages are approximate due to rounding.

Given the volatility of the global environment as a result of the ongoing COVID-19 pandemic, the effect of COVID-19 will not be fully reflected in our results of operations and financial performance until future periods.

Overview

Fathom Realty LLC was originally founded in January of 2010 and later incorporated as Fathom Holdings Inc. in the state of North Carolina on May 5, 2017. We are a national, technology-driven, real estate services platform integrating residential brokerage, mortgage, title, insurance, and Software as a Service (“SaaS”) offerings to brokerages and agents by leveraging our proprietary cloud-based software, intelliAgent. The Company’s brands include Fathom Realty, Dagley Insurance, Encompass Lending, intelliAgent, LiveBy, Real Results, and Verus Title.

Fathom Realty Holdings, LLC, a Texas limited liability company (“Fathom Realty”), is a wholly owned subsidiary of Fathom Holdings Inc. Fathom Realty owns 100% of 35 subsidiaries, each an LLC representing the state in which the entity operates (e.g., Fathom Realty NJ, LLC).

Our reportable segments are Real Estate Brokerage, Mortgage and Technology.

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

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This new coronavirus has caused a global health emergency and was declared a pandemic by the World Health Organization in March 2020 (“COVID-19’’ or the “Pandemic”). In an effort to contain and slow the spread of COVID-19, governments implemented various measures, such as, ordering non-essential businesses to close, issuing travel advisories, cancelling large scale public events, ordering residents to shelter in place, and requiring the public to practice social distancing. In most states, real estate has been considered an essential business. The emergence and spread of the Delta and Omicron variants of COVID-19 or other more transmissible variants may extend the impact of COVID-19 on our business.

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

For the year ended December 31, 2021, and the six months ended June 30, 2022, due in part to the widespread availability of multiple COVID-19 vaccines, the effects of the COVID-19 on business worldwide lessened. However, the continuing impact from COVID-19, as well as the Ukraine conflict, including inflationary pressure in the U.S. and world economies due to supply chain and other issues, including recent increases in interest rates, is not fully known and cannot be estimated as the U.S. and global economies continue to react.

The impact of COVID-19 to the Company for the year ended December 31, 2021, and for the six months ended June 30, 2022, has been minimal. Despite the ongoing Pandemic, the Company’s transactions and base of agents increased during 2021 and the first six months of 2022. However, while the Company believes it is well positioned in times of economic uncertainty, it is not able to estimate the effects of COVID-19 on its results of operations, financial condition, or liquidity for the year ending December 31, 2022 the six months ended June 30, 2022 and beyond. If the Pandemic continues, it might have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations, as would the economic policies enacted in the United States and other countries in response to the Pandemic, as well as world conditions resulting from the Pandemic.

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

We had the following number of agents as of:

	June 30,
	2022	2021	Change
Agents	9,560	6,950	38%

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

Insurance Agency Service Revenues

The revenue streams for the Company’s home and other insurance agency services business are primarily comprised of new and renewal commissions paid by insurance carriers. The transaction price is set as the estimated commissions to be received over the term of the policy based upon an estimate of premiums placed, policy changes and cancellations, net of restraint. The commissions are earned at the point in time upon the effective date of the associated policies when control of the policy transfers to the client.

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

Title Services Revenues

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

Depreciation and amortization

Depreciation and amortization represent the depreciation charged on our fixed assets and intangible assets other than capitalized software. Depreciation expense is recorded on a straight-line method, based on estimated useful lives of five years for computer hardware, seven years for furniture and equipment and seven years for vehicles. Leasehold improvements are depreciated over the lesser of the life of the lease term or the useful life of the improvements. Amortization expense consists of amortization recorded on acquisition-related intangible assets, excluding purchased software. Customer relationships are amortized on an accelerated basis, which coincides with the period of economic benefit we expect to receive. All other finite-lived intangibles are amortized on a straight-line basis over the term of the expected benefit. Purchased software and capitalized software development costs are amortized on a straight-line basis over the term of the expected benefit and the respective amortization expense is included in technology and development expense. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we do not amortize goodwill.

Income Taxes

We have not recorded any U.S. federal or state tax benefits for the net losses incurred during the three and six months ended June 30, 2022 due to our uncertainty of realizing a benefit from those items.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021 (amounts in thousands)

Revenue

	Three Months Ended
	June 30,		Change
	2022	2021	Dollars	Percentage
Gross commission income	$122,053	$80,246	$41,807	52%
Other service revenue	6,126	3,937	2,189	56
Total revenue	$128,179	$84,183	$43,996	52

For the three months ended June 30, 2022, gross commission income increased by approximately $41.8 million or 52%, as compared with the three months ended June 30, 2021. This increase was primarily attributable to an increase in transaction volume and to an increase in average revenue per transaction due to rising home prices. During the three months ended June 30, 2022, transaction volume increased by 31% to approximately 13,215 transactions compared to approximately 10,100 transactions for the three months ended June 30, 2021. Our transaction volume increased primarily due to the organic growth in the number of agents contracted with us and agents acquired through the acquisitions of Red Barn, Epic, and iPro. During the three months ended June 30, 2022, average revenue per transaction increased by 15.9% to $9,236 from $7,969 during the three months ended June 30, 2021.

For the three months ended June 30, 2022, other service revenue was approximately $6.1 million, an increase of $2.2 million, or 56%, over the three months ended June 30, 2021, and was attributable to the Company’s acquisitions of E4:9 and LiveBy in April 2021 and Cornerstone in January 2022. See Note 4 for detailed information about these acquisitions.

Operating Expenses

	Three Months Ended
	June 30,		Change
	2022	2021	Dollars	Percentage
Commission and other agent-related costs	$116,309	$76,729	$39,580	52%
Operations and support	1,597	1,683	(86)	(5)
Technology and development	1,048	956	92	10
General and administrative	12,358	8,738	3,620	41
Marketing	1,329	378	951	252
Depreciation and amortization	813	438	375	86
Total operating expenses	$133,454	$88,922	$44,532	50

For the three months ended June 30, 2022, commission and other agent-related costs increased by approximately $39.6 million, or 52%, as compared with the three months ended June 30, 2021. Commission and other agent-related costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the increase in commission and other agent-related costs compared to the same period in 2021 was primarily attributable to an increase in agent commissions paid due to higher transaction volume and rising home prices.

For the three months ended June 30, 2022, operations and support expenses were approximately $1.6 million as compared to $1.7 million for the three months ended June 30, 2021.

For the three months ended June 30, 2022, technology and development expenses increased by approximately $.09 million, or 10%, as compared with the three months ended June 30, 2021. The increase was primarily attributable to our ongoing investment in the intelliAgent platform and our LiveBy business acquired in April 2021. See Note 4 for detailed information about this acquisition.

For the three months ended June 30, 2022, general and administrative expense increased by approximately $3.6 million, or 41%, as compared with the three months ended June 30, 2021. The increase in general and administrative expense was primarily attributable to recently completed acquisitions and to increases in non-cash stock compensation expense. It is anticipated that general and administrative expense will increase on an absolute dollar basis going forward, driven by acquisitions and costs related to scaling and integrating the Company’s business lines. General and administrative expense as a percentage of revenue is expected to decline over the long-term as revenue increases.

For the three months ended June 30, 2022, marketing expense increased by approximately $1.0 million, or 252%, as compared with the three months ended June 30, 2021. The increase was attributable to an increase in direct advertising costs primarily related to the Company’s expansion in new regions and markets and to promoting its businesses acquired in 2022 and 2021.

For the three months ended June 30, 2022, depreciation and amortization expense increased by approximately $0.4 million, or 86%, as compared with the three months ended June 30, 2021. The increase in depreciation and amortization expense is due to the amortization of the intangible assets (other than capitalized and purchased software for which amortization is included in technology and development expense) recorded in connection with the acquisitions in 2022 and 2021 as well as an increase in depreciation expense due to an increase in our depreciable asset base.

Income Taxes

The Company recorded income tax expense of $0.2 million and an income tax benefit of $2.6 million for the three months ended June 30, 2022 and 2021, respectively. The tax expense for the three months ended June 30, 2022 is primarily the result of current state income tax liabilities. The tax benefit for the three months ended June 30, 2021 was primarily the result of the release of the valuation allowance against historical deferred tax assets and recognition of benefit from the projected loss for the year ended December 31, 2021. Net deferred tax liabilities of $3.3 million recorded in connection with the E4:9 and LiveBy acquisitions provided a source of taxable income to support the realization of $1.6 million of pre-existing deferred tax assets, as well as deferred tax assets resulting from the projected loss for the year ended December 31, 2021. The taxable temporary differences relating to the amortizable intangible assets support the realization of the net operating loss carryforwards. As a result of the transactions, the Company discretely released the historical valuation allowance and recognized a deferred tax benefit on a portion of the 2021 losses.

Comparison of the Six Months Ended June 30, 2022 and 2021 (amounts in thousands)

Revenue

	Six Months Ended
	June 30,		Change
	2022	2021	Dollars	Percentage
Gross commission income	$206,097	$129,402	$76,695	59%
Other service revenue	12,164	4,426	7,738	175%
Total revenue	$218,261	$133,828	84,433	63%

For the six months ended June 30, 2022, gross commission income increased by approximately $76.7 million, or 59%, as compared with the six months ended June 30, 2021. This increase was primarily attributable to an increase in transaction volume and to an increase in average revenue per transaction due to rising home prices. During the six months ended June 30, 2022, transaction volume increased by 36% to approximately 23,000 transactions compared to approximately 16,900 transactions for the six months ended June 30, 2021. Our transaction volume increased primarily due to the growth in the number of agents contracted with us and agents acquired through the acquisitions of iPro, Red Barn and Epic.

For the six months ended June 30, 2022, other service revenue was approximately $12.2 million, an increase of $7.9 million, or 175%, over the six months ended June 30, 2021 and was attributable to the Company’s acquisitions of E4:9 and LiveBy in April 2021. and Cornerstone in January 2022. See Note 3 to our consolidated financial statements in the Form 10-K for detailed information about these acquisitions.

Operating Expenses

	Six Months Ended
	June 30,		Change
	2022	2021	Dollars	Percentage
Commission and other agent-related costs	$195,788	$123,129	$72,660	59%
Operations and support	3,772	1,751	2,021	115%
Technology and development	2,523	1,341	1,182	88.1%
General and administrative	23,211	14,557	8,654	59%
Marketing	2,492	780	1,712	219%
Depreciation and amortization	1,385	459	926	202%
Total operating expenses	$229,171	$142,017	87,154	62%

For the six months ended June 30, 2022, commission and other agent-related costs increased by approximately $72.7 million, or 59%, as compared with the six months ended June 30, 2021. Commission and other agent-related costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs are generally correlated with recognized revenues. As such, the increase in commission and other agent-related costs compared to the same period in 2021 was primarily attributable to an increase in agent commissions paid due to higher transaction volume and rising home prices.

For the six months ended June 30, 2022, operations and support expenses were approximately $3.8 million as compared with $1.8 million for the six months ended June 30, 2021. The higher expenses in the 2022 period were primarily attributable to the Company’s acquisitions of E4:9 and LiveBy in April 2021. See Note 4 for detailed information about these acquisitions.

For the six months ended June 30, 2022, technology and development expenses increased by approximately $1.2 million, or 88%, as compared with the six months ended June 30, 2021. The increase was attributable to having a full six months of operations of our LiveBy business acquired in April 2021.

For the six months ended June 30, 2022, general and administrative expenses increased by approximately $8.7 million, or 59%, as compared with the six months ended June 30, 2021. The increase in general and administrative expense was primarily attributable to recently completed acquisitions and to increases in non-cash stock compensation expense. It is anticipated that general and administrative expense will increase on an absolute dollar basis going forward, driven by acquisitions and costs related to scaling and integrating the Company’s business lines. General and administrative expense as a percentage of revenue is expected to decline over the long-term as revenue increases.

For the six months ended June 30, 2022, marketing expenses increased by approximately $1.7 million, or 219%, as compared with the six months ended June 30, 2021. The increase was primarily attributable to an increase in direct advertising costs primarily related to the Company’s expansion in new regions and markets to promoting its businesses acquired in 2022 and 2021.

For the six months ended June 30, 2022, depreciation and amortization expenses increased by approximately $1.0 million, or 202%, as compared with the six months ended June 30, 2021. The increase in depreciation and amortization expense is due to the amortization of the intangible assets (other than capitalized and purchased software for which amortization is included in technology and development expense) recorded in connection with the acquisitions in 2022 and 2021 as well as an increase in depreciation expense due to an increase in our depreciable asset base.

Income Taxes

The Company recorded income tax expense of $0.2 million and an income tax benefit of $2.6 million for the six months ended June 30, 2022 and 2021, respectively. The tax expense for the three months ended June 30, 2022 is primarily the result of current state income tax liabilities. The tax benefit for the six months ended June 30, 2021 is primarily the result of the release of the valuation allowance against historical deferred tax assets and recognition of benefit from the current year projected loss. Net deferred tax liabilities of $3.3 million recorded in connection with the E4:9 and LiveBy acquisitions provide a source of taxable income to support the realization of $1.6 million of pre-existing deferred tax assets, as well as deferred tax assets from the projected loss for the year ended December 31, 2021. The taxable temporary differences relating to the amortizable intangible assets support the realization of the net operating loss carryforwards. As a result of the transactions, the Company discretely released the historical valuation allowance and recognized a deferred tax benefit on a portion of 2021 losses.

Liquidity and Capital Resources

Capital Resources

	June 30,	December 31,	Change
	2022	2021	Dollars	Percentage
Current assets	$33,832	$54,450	$(20,618)	(38)%
Current liabilities	17,772	21,072	(3,300)	(16)%
Net working capital	$16,060	$33,378	$(17,319)	(52)%

To date, our principal sources of liquidity have been the net proceeds we received through public offerings and private sales of our common stock, as well as proceeds from loans. As of June 30, 2022, our cash totaled approximately $19.5 million, which represented a decrease of $17 million compared to December 31, 2021. As of June 30, 2022, we had net working capital of approximately $16.1 million, which represented a decrease of $17.3 million compared to December 31, 2021. We anticipate that our existing balances of cash and cash equivalents and future expected cash flows generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months from the date of the issuance of the unaudited interim consolidated financial statements for the quarter ended June 30, 2022.

Our future capital requirements depend on many factors, including any future acquisitions, our level of investment in technology, and our rate of growth into new markets. Our capital requirements might also be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes, any of which could adversely affect the manner in which we currently operate. Additionally, as the impact of COVID-19 and other world events, such as the ongoing conflict in Ukraine, on the economy and our operations evolves, we will continuously assess our liquidity needs. In the event of a sustained market deterioration, we may need or seek advantageously to obtain additional funding through equity or debt financing, which might not be available on favorable terms or at all and could hinder our business and dilute our existing shareholders.

Cash Flows

Comparison of the Six Months Ended June 30, 2022 and 2021 (amounts in thousands)

	Six Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
Net cash provided by (used in) operating activities	$368	$(2,693)	$2,324	86%
Net cash used in investing activities	$(5,170)	$(11,984)	$6,814	62%
Net cash (used in) provided by financing activities	$(13,497)	$1,476	$(14,973)	(1,014)%

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 consisted of a net loss of $11.7 million, non-cash charges of $5.9 million, including $4.3 million of stock-based compensation expense and $2.4 million of depreciation and amortization, partially offset by $1.9 million in gains on the sales of mortgages. Changes in assets and liabilities were primarily driven by a $13.8 million net increase in proceeds from the sales and principal payments on mortgage loans held for sale, partially offset by a $1.5 million increase in accounts receivable and a $1.1 million decrease in accrued and other current liabilities.

Net cash used in operating activities for the six months ended June 30, 2021 consisted of a net loss of $5.5 million, non-cash charges of $1.0 million, including $2.1 million of share-based compensation expense, $0.1 million of bad debt, $0.1 million of gain on extinguishment of debt, and $0.8 million of depreciation and amortization, offset by $1.3 million in gains on the sales of mortgages and $2.6 million in deferred income taxes. Changes in assets and liabilities were primarily driven by a $0.6 million decrease in prepaid and other current assets, a $1.0 million increase in accounts payable due primarily to the increase in agent transaction volume, a $3.7 million increase in accrued and other current liabilities, partially offset by a $1.4 million increase in accounts receivable.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 consisted of $2.5 million for business acquisitions, net of cash acquired, $0.7 million for purchases of property and equipment and $2.0 million for purchases of intangible assets.

Net cash used in investing activities for the six months ended June 30, 2021 consisted of $11.0 million for the purchases of a businesses and assets, net of cash acquired, $0.5 million for purchases of property and equipment, and $0.5 million for purchase of capitalized software.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022 consisted primarily of the change of $6.9 million on our warehouse lines of credit, net of the effect of the Cornerstone acquisition, $6.0 million in repurchase of common stock and $0.6 million in principal payments on notes payable.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(5,669)	$(2,091)	$(11,666)	$(5,491)
Other expense (income), net	234	(34)	571	(88)
Income tax expense (benefit)	160	(2,615)	185	(2,610)
Depreciation and amortization	1,342	745	2,405	847
Transaction-related cost	8	529	60	963
Stock based compensation	1,941	1,193	4,348	2,064
Adjusted EBITDA	$(1,984)	$(2,273)	$(4,097)	$(4,315)

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

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The estimated fair values reflected in the purchase accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements. For each business combination completed during the six months ended June 30, 2022, the estimated fair value of identifiable intangible assets, primarily consisting of agent relationships and tradenames, was determined using the relief-from-royalty and multi-period excess earnings methods. The most significant assumptions under these methods include the estimated remaining useful life, expected future revenue, annual agent revenue attrition, costs to develop new agents, charges for contributory assets, tax rate, discount rate and tax amortization benefit. Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, and our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Recent Unregistered Sales of Equity Securities

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

The following table summarizes the equity repurchase program activity for the three months ended June 30, 2022 and the approximate dollar value of shares that may yet be purchased pursuant to the repurchase program:

			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be
	Total number of	Average price paid	announced plans or	purchased under the
Period	shares purchased	per share	programs	plans or programs
April 1 – April 30, 2022	225,795	$8.57	309,606	$7,078,859
May 1 – May 31, 2022	337,239	$8.04	646,845	$4,368,610
June 1 – June 30, 2022	39,252	$10.49	686,097	$3,956,936

Item 6. Exhibits

Exhibit Number	Description
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2022 and 2021; (iii) Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2022 and 2021; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three and Six Months Ended June 30, 2022 and 2021; and (v) Notes to Unaudited Financial Statements.

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

** In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10- Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FATHOM HOLDINGS INC.

Date: August 9, 2022	By:	/s/ Marco Fregenal
Marco Fregenal
President and Chief Financial Officer (Principal Financial and Accounting Officer)