Form 10-Q
period 2022-09-30
Fathom Holdings Inc.
filed 2022-11-08
CIK 1753162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 8, 2022, the registrant had 17,074,582 shares common stock outstanding.

FATHOM HOLDINGS INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2022

		Page
PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	3
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021	4
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	32
ITEM 4.	Controls and Procedures	32
PART II - OTHER INFORMATION		34
ITEM 1.	Legal Proceedings	34
ITEM 1A.	Risk Factors	34
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
ITEM 6.	Exhibits	35
SIGNATURES		36

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$14,543	$37,830
Restricted cash	139	91
Accounts receivable	4,232	3,981
Derivative assets	294	53
Mortgage loans held for sale, at fair value	8,815	9,862
Prepaid and other current assets	4,799	2,633
Total current assets	32,822	54,450
Property and equipment, net	3,114	1,250
Lease right of use assets	5,586	4,353
Intangible assets, net	27,947	24,243
Goodwill	25,472	20,541
Other assets	52	93
Total assets	$94,993	$104,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,920	$5,303
Accrued and other current liabilities	5,182	4,491
Warehouse lines of credit	8,516	9,577
Long-term debt - current portion	514	831
Lease liability - current portion	1,549	870
Total current liabilities	20,681	21,072
Lease liability, net of current portion	5,416	3,562
Long-term debt, net of current portion	270	146
Total liabilities	26,367	24,780
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock (no par value, shares authorized, 100,000,000; shares issued and outstanding, 17,074,582 and 16,751,606 as of September 30, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in capital	106,283	100,129
Accumulated deficit	(37,657)	(19,979)
Total stockholders’ equity	68,626	80,150
Total liabilities and stockholders’ equity	$94,993	$104,930

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Gross commission income	$104,977	$95,300	$311,074	$224,703
Other service revenue	6,287	5,640	18,452	10,066
Total revenue	111,264	100,940	329,526	234,769
Operating expenses
Commission and other agent-related costs	99,448	91,263	295,237	214,392
Operations and support	2,420	2,029	6,192	3,781
Technology and development	1,456	571	3,931	1,912
General and administrative	11,528	9,582	34,669	24,139
Marketing	1,457	591	3,948	1,371
Depreciation and amortization	852	589	2,238	1,049
Total operating expenses	117,161	104,625	346,215	246,644
Loss from operations	(5,897)	(3,685)	(16,689)	(11,875)
Other expense (income), net
Gain on extinguishment of debt	—	(76)	—	(127)
Interest expense (income), net	(11)	2	4	3
Other nonoperating expense (income), net	126	(28)	800	(66)
Other expense (income), net	115	(102)	804	(190)
Loss before income taxes	(6,012)	(3,583)	(17,493)	(11,685)
Income tax expense (benefit)	—	(210)	185	(2,820)
Net loss	$(6,012)	$(3,373)	$(17,678)	$(8,865)
Net loss per share:
Basic	$(0.38)	$(0.24)	$(1.10)	$(0.64)
Diluted	$(0.38)	$(0.24)	$(1.10)	$(0.64)
Weighted average common shares outstanding:
Basic	15,804,644	14,312,675	16,054,025	13,948,862
Diluted	15,804,644	14,312,675	16,054,025	13,948,862

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(in thousands, except share data)

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at June 30, 2022	17,052,263	$—	$104,391	$(31,645)	$72,746
Issuance of common stock for purchase of business	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—
Stock-based compensation, net of forfeitures	22,319	—	1,892	—	1,892
Net loss	—	—	—	(6,012)	(6,012)
Balance at September 30, 2022	17,074,582	$—	$106,283	$(37,657)	$68,626

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at June 30, 2021	14,744,539	$—	$64,594	$(12,980)	$51,614
Issuance of common stock for purchase of business	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	—	—	—
Stock-based compensation, net of forfeitures	51,668	—	1,353		1,353
Net loss	—	—	—	(3,373)	(3,373)
Balance at September 30, 2021	14,796,207	$—	$65,947	$(16,353)	$49,594

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at December 31, 2021	16,751,606	$—	$100,129	$(19,979)	$80,150
Issuance of common stock for purchase of businesses	470,982	—	6,168	—	6,168
Repurchase of common stock	(686,097)	—	(6,045)	—	(6,045)
Stock-based compensation, net of forfeitures	538,091	—	6,031	—	6,031
Net loss	—	—	—	(17,678)	(17,678)
Balance at September 30, 2022	17,074,582	$—	$106,283	$(37,657)	$68,626

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at December 31, 2020	13,830,351	$—	$37,139	$(7,488)	$29,651
Issuance of common stock for purchase of business	777,380	—	25,312	—	25,312
Issuance of common stock pursuant to exercise of stock options	16,972	—	80	—	80
Stock-based compensation, net of forfeitures	171,504	—	3,416	—	3,416
Net loss	—	—	—	(8,865)	(8,865)
Balance at September 30, 2021	14,796,207	$—	$65,947	$(16,353)	$49,594

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,678)	$(8,865)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,785	1,778
Non-cash lease expense	1,565	—
Gain on extinguishment of debt	—	(127)
Gain on sale of mortgages	(3,443)	(3,264)
Stock-based compensation	6,470	2,833
Deferred income taxes	—	(2,865)
Bad debt expense	—	248
Other non-cash	—	44
Change in operating assets and liabilities:
Accounts receivable	(672)	(908)
Derivative assets	(241)
Prepaid and other current assets	(2,128)	(761)
Other assets	43	9
Accounts payable	(382)	387
Accrued and other current liabilities	(284)	4,121
Operating lease liabilities	(1,540)	63
Mortgage loans held for sale	(205,137)	(108,562)
Proceeds from sale and principal payments on mortgage loans held for sale	213,172	109,299
Net cash used in operating activities	(6,470)	(6,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(981)	(576)
Amounts paid for business and asset acquisitions, net of cash acquired	(2,479)	(10,969)
Purchase of intangible assets	(2,473)	(2,017)
Net cash used in investing activities	(5,933)	(13,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(846)	(399)
Proceeds from issuance of common stock	—	80
Net borrowings on warehouse lines of credit	(4,499)	2,347
Repurchase of common stock	(6,045)	—
Proceeds from note payable	554	865
Net cash (used in) provided by financing activities	(10,836)	2,893

Net decrease in cash, cash equivalents, and restricted cash	(23,239)	(17,239)
Cash, cash equivalents, and restricted cash at beginning of period	37,921	29,562
Cash, cash equivalents, and restricted cash at end of period	$14,682	$12,323

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$23	$—
Income taxes paid	111	—
Amounts due to sellers	1,100	1,477
Right of use assets obtained in exchange for new lease liabilities	2,219	1,839
Issuance of common stock for purchase of business	6,168	25,312
Extinguishment of Paycheck Protection Program Loan	—	127
Loan receivable forgiven and used as purchase consideration	—	165

Reconciliation of cash and restricted cash:
Cash and cash equivalents	$14,543	$8,753
Restricted cash	139	3,570
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$14,682	$12,323

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Consolidation and Presentation of Financial Statements

Fathom Holdings Inc. (“Fathom”, “Fathom Holdings”, or and collectively with its consolidated subsidiaries and affiliates, the “Company”) is a national, technology-driven, real estate services platform integrating residential brokerage, mortgage, title, insurance services, and supporting software called intelliAgent. The Company’s brands include Fathom Realty, Dagley Insurance, Encompass Lending, intelliAgent, LiveBy, Real Results, Verus Title and Cornerstone.

The unaudited interim consolidated financial statements include the accounts of Fathom Holdings’ wholly owned subsidiaries. All transactions and accounts between and among its subsidiaries have been eliminated. All adjustments and disclosures necessary for a fair presentation of these unaudited interim consolidated financial statements have been included.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Security and Exchange Commission (“SEC”) on March 9, 2022 (the “Form 10-K”). The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. In January and February 2022, the Company acquired Cornerstone Financial (“Cornerstone”) and iPro realty Network (“iPro”), respectively, in separate transactions accounted for as business combinations. Cornerstone is a real estate mortgage business that is expected to help expand the Company’s reach in the Washington DC and surrounding markets. The acquisition of iPro, a real estate brokerage business, is expected to help expand the Company’s reach in the Utah real estate market.

As previously disclosed in the Form 10-K, certain prior period amounts have been revised to conform to the current presentation. These changes have no impact on our previously reported consolidated balance sheets or statements of operations.

Note 2. Risks and Uncertainties

Certain Significant Risks and Business Uncertainties — The Company is subject to the risks and challenges associated with companies at a similar stage of development. These include the risks associated with economic uncertainties like inflation and rising interest rates on the housing market, dependence on key individuals, successful development and marketing of its offerings, and competition with larger companies with greater financial, technical, and marketing resources. Furthermore, during the period required to achieve substantially higher revenue in order to become consistently profitable, the Company may require additional funds that might not be readily available or might not be on terms that are acceptable to the Company. See “COVID-19 Risks, Impacts and Uncertainties” below, and “Risk Factors” in Part I, Item 1A of the Form 10-K for further detail regarding the risks the Company faces.

Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $17.7 million and $8.9 million for the nine months ended September 30, 2022 and 2021, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business organically and via acquisitions. The Company had cash and cash equivalents of $14.5 million and $37.8 million as of September 30, 2022 and December 31, 2021, respectively. Management believes that existing cash from its 2021 common stock offering along with its planned budget, which includes continued increases in the number of its agents and transactions at moderate growth rates, along with increases in transaction fees charged to agents, plus growth from increasing attach rates across the Company’s businesses from internal referrals, and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of the unaudited interim consolidated financial statements.

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

Given the continuing evolution of COVID-19 and the global responses to curb its spread, the Company is not able to estimate the effects of COVID-19, including any currently known and future variant, on its results of operations, financial condition, or liquidity for the year ending December 31, 2022 and beyond. While the development and availability of multiple COVID-19 vaccines lessened the impact of COVID-19 in 2021 and the nine months ended September 30, 2022, if COVID-19 continues, it may have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations.

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

Acquisition of E4:9

On April 16, 2021 the Company purchased 100% of outstanding capital stock of E4:9. The Company accounted for the E4:9 acquisition as a business combination. The purchase price consisted of $9.8 million cash consideration and $16.6 million common stock consideration for a total purchase price of $26.5 million. The aggregate purchase price exceeded the fair value of the net tangible and intangible assets acquired, and accordingly the Company recorded goodwill of approximately $14.9 million, including a $0.4 million subsequent fair value adjustment discussed below.

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Recognized amounts of identifiable assets acquired, and liabilities assumed (amounts in thousands):
Cash	$2,843
Accounts Receivable	516
Mortgage loans held for sale	8,147
Derivative assets	90
Prepaid and other current assets	122
Property & Equipment	356
Intangible assets	11,780
Lease right of use assets	1,498
Other long-term assets	7
Total identifiable assets acquired	25,359

Accounts payable and accrued liabilities	938
Escrow liabilities	75
Derivative liabilities	120
Warehouse lines of credit	7,958
Notes payable	486
Lease liability, current portion	337
Lease liability, net of current portion	1,160
Deferred tax liabilities	2,687
Total liabilities assumed	13,761
Total identifiable net assets	11,598
Goodwill	14,882
Net assets acquired	$26,480

The Company recognized approximately $0.3 million of acquisition related costs that were expensed in the nine months ended September 30, 2021 and are included in general and administrative expenses.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill of approximately $7.4 million and $7.0 million was assigned to the Company’s Mortgage and Other services reporting units, respectively, and is attributable primarily to its assembled workforce and the anticipated future economic benefits of the vertical integration of E4:9’s mortgage lending and insurance product offerings available to our real estate agents. None of the goodwill is expected to be deductible for income tax purposes.

The fair value associated with identifiable intangible assets was $11.8 million, comprised of customer relationships of $6.2 million, tradenames of $5.2 million and know-how of $0.4 million. Customer relationships is being amortized on an accelerated basis over a useful life of 8 years. Tradenames and know-how are amortized on a straight-line basis over 10 years and 5 years, respectively.

The Company finalized the fair value estimates used in the purchase price allocation related to the E4:9 acquisitions during the quarter ended June 30, 2022, resulting in a $0.4 million adjustment to lower the fair value of accounts receivable assumed to be $0.5 million with an offsetting increase to goodwill in our Corporate and other services reporting unit.

The Company’s condensed consolidated financial statements include the results of operations of E4:9 since the closing on April 16, 2021. During the three-month periods ended September 30, 2022 and 2021 E4:9 contributed $4.6 million and $4.0 million in revenues and $1.2 million and $1.0 million in net loss, respectively. During the nine-month period ended September 30, 2022 and from the acquisition closing on April 16, 2021 through September 30, 2021, E4:9 contributed $13.2 million and $6.9 million in revenues and $5.1 million and $2.6 million in net loss, respectively.

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

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Recognized amounts of identifiable assets acquired and liabilities assumed (amounts in thousands):

Cash	$516
Accounts receivable	138
intangible assets	4,920
Prepaid and other current assets	2
Total identifiable assets acquired	5,576

Deferred tax liabilities	621
Accounts payable and accrued liabilities	167
Total liabilities assumed	788
Total identifiable net assets	4,788
Goodwill	4,193
Net assets acquired	$8,981

The Company recognized approximately $0.2 million acquisition related costs that were expensed in the nine months ended September 30, 2021 and are included in general and administrative expenses.

Goodwill was assigned to the technology reporting unit and is attributable primarily to its assembled workforce and the anticipated future economic benefits to the Company’s agents through technology product offerings. None of the goodwill is expected to be deductible for income tax purposes.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s condensed consolidated financial statements include the results of operations of LiveBy since the closing on April 20, 2021. During the three month periods ended September 30, 2022 and 2021 LiveBy contributed $0.7 million and $0.6 million in revenues and $0.4 million and $0.1 million in net loss, respectively. During the nine-month period ended September 30, 2022 and from the acquisition closing on April 20, 2021 through September 30, 2021, LiveBy contributed $2.0 million and $1.0 million in revenues and $0.3 million and less than $0.1 million in net loss, respectively.

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

Nine Months Ended
September 30, 2021
Revenue	$240,282
Net loss	(15,709)
Net loss per share (basic)	$(1.07)

Acquisitions of Cornerstone Financial and iPro Realty Network

The Company completed two acquisitions in the nine months ended September 30, 2022, both accounted for as business combinations. On January 24, 2022, the Company acquired Cornerstone Financial, a real estate mortgage business in the Washington DC and surrounding markets, for approximately $4.7 million. The purchase price was comprised of $1.1 million in cash consideration and 267,470 shares of common stock with an acquisition date fair value of $3.6 million. Approximately $0.6 million of the cash consideration is due within one year of the acquisition date. On February 8, 2022, the Company acquired iPro Realty Network, a real estate brokerage business in the Utah real estate market, for total consideration of approximately $4.2 million. The purchase price included cash consideration of approximately $1.8 million and 167,824 shares of common stock with an acquisition date fair value of $2.3 million. Approximately $0.1 million of the cash consideration is due within one year of the acquisition date. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition, including mortgage loans held for sale of approximately $3.5 million, lease right of use assets and lease liabilities of approximately $0.6 million, accrued liabilities of approximately $0.4 million and warehouse lines of credit of approximately $3.4 million. The Company recorded finite-lived intangible assets of approximately $3.6 million and goodwill of approximately $4.9 million, prior to the updates to fair values noted below. None of the goodwill relating to the Cornerstone Financial acquisition is expected to be deductible for income tax purposes. Goodwill in the amount of approximately $1.4 million relating to the iPro Realty Network acquisition is expected to be deductible for income tax purposes.

The Company updated the fair value estimates used in the purchase price allocation related to the Cornerstone and iPro acquisitions during the nine-month period ended September 30, 2022, resulting in an increase of $0.4 million in the fair value of assumed finite lived intangible assets, an increase of $0.3 million in other assets, and a $0.2 million increase in goodwill. Due to the timing of the acquisition, the valuation of net assets acquired has not been finalized and is expected to be completed by the end of December 2022, and in any case, no later than one year from the acquisition date in accordance with GAAP.

Pro forma information has not been included as it is impracticable to obtain the information due to the lack of availability of historical GAAP financial data. The results of operations of these businesses do not have a material effect on the Company’s consolidated results of operations. Acquisition related costs incurred during the three and nine months ended September 30, 2022, were $8,000 and $60,000, respectively and are included in general and administrative expense.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Intangible Assets, Net

Intangible assets, net consisted of the following (amounts in thousands):

	September 30, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Trade names	$7,915	(1,023)	$6,892
Software development	11,662	(2,472)	9,190
Customer relationships	8,180	(1,781)	6,399
Agent relationships	5,856	(695)	5,161
Know-how	430	(125)	304,578
	$34,043	$(6,096)	$27,947

	December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Trade names	$6,326	$(454)	$5,872
Software development	9,017	(1,095)	7,922
Customer relationships	8,180	(897)	7,283
Agent relationships	3,030	(233)	2,797
Know-how	430	(61)	369
	$26,983	$(2,740)	$24,243

Estimated future amortization intangible assets as of September 30, 2022 was as follows (amounts in thousands):

Years Ending December 31,
2022 (remaining)	$1,425
2023	5,093
2024	4,965
2025	4,687
2026	3,931
Thereafter	7,846
Total	$27,947

During the three months ended September 30, 2022 and 2021, aggregate amortization expense for intangible assets was $1.2 million and $0.9 million, respectively, of which $0.5 million and $0.3 million, respectively, was included in technology and development expense. During the nine months ended September 30, 2022 and 2021, aggregate amortization expense for intangible assets was $3.4 million and $1.7 million, respectively, of which $1.6 million and $0.7 million, respectively, was included in technology and development expense.

Note 6. Goodwill

The changes in the carrying value of goodwill by segment as of September 30, 2022 are as noted in the table below (amounts in thousands):

	Real Estate
	Brokerage	Mortgage	Technology	Other (a)	Total
Balance at December 31, 2021	$1,099	$7,399	$4,168	$7,875	$20,541
Goodwill acquired during the period	1,461	2,876	—	—	4,337
Fair value measurement adjustment (see Note 4)	130	18	—	446	594
Balance at September 30, 2022	$2,690	$10,293	$4,168	$8,321	$25,472
(a)Other comprises goodwill not assigned to a reportable segment.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no accumulated impairment charges as of September 30, 2022 and December 31, 2021.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (amounts in thousands):

	September 30, 2022	December 31, 2021
Deferred annual fee	$1,209	$546
Due to sellers	1,413	1,400
Accrued compensation	1,053	1,033
Other accrued liabilities	1,507	1,512
Total accrued and other current liabilities	$5,182	$4,491

Note 8. Warehouse Lines of Credit

Encompass Lending Group (“Encompass”), an indirect wholly owned subsidiary of the Company, utilizes line of credit facilities as a means of temporarily financing mortgage loans pending their sale. The underlying warehouse lines of credit agreements, as described below, contain financial and other debt covenants.

Encompass maintains a master loan warehouse agreement with a bank whereby Encompass borrows funds to finance the origination or purchase of eligible loans. Interest on funds borrowed is equal to the greater of the 30-Day Secured Overnight Financing Rate (SOFR) rate plus 2.625% or 3.50%. The agreement expires in July 2023. The maximum funding available under these loans at September 30, 2022 and December 31, 2021 was $15.0 million. At September 30, 2022 and December 31, 2021, the outstanding balance on this warehouse line was approximately $2.1 million and $4.3 million, respectively. As of September 30, 2022, Encompass was in compliance with the debt covenants under this facility.

Encompass maintains a mortgage participation purchase agreement with a bank whereby Encompass borrows funds to finance the origination or purchase of eligible loans. Interest on funds borrowed is equal to the greater of the London Inter-Bank Offered Rate (Libor) Rate plus 2.00% or 3.5%. The agreement expires in April 2023.The maximum funding available under these loans at September 30, 2022 and December 31, 2021 was $25.0 million. At September 30, 2022 and December 31, 2021, the outstanding balance on this warehouse line was approximately $3.3 million and $3.1 million, respectively. As of September 30, 2022, Encompass was not in compliance with certain of these debt covenants related to earnings, however, based on communications with the bank, Encompass has received a waiver on these covenants.

Encompass maintains a warehousing credit and security agreement with a bank whereby Encompass borrows funds to finance the origination of eligible mortgage loans. Interest on funds borrowed is equal to the greater of the daily adjusting Bloomberg Short-Term Bank Yield (BSBY) rate plus 2.00% or 3.5% per annum. The agreement expires in September 2023. The daily adjusting BSBY rate plus 2.00% as of September 30, 2022 was 5.10% and the daily adjusting LIBOR plus 2.00% as of December 31, 2021 was 2.09%. The maximum funding available under these loans at September 30, 2022 and December 31, 2021 was $15.0 million. At September 30, 2022 and December 31, 2021, the outstanding balance on this warehouse line was approximately $3.1 million and $2.2 million, respectively. As of September 30, 2022, Encompass was in compliance with the debt covenants under this facility.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2022	December 31, 2021
3.75% Small Business Administration installment loan due May 2050	$159	$170
Notes payable:
Non-interest-bearing promissory note due July 1, 2022	493	210
% director and officer insurance policy promissory note due July 31, 2023	—	385
6.0 % executive and officer insurance policy promissory note due October 9, 2022	132	211
Total debt	784	976
Less current portion of the Small Business Administration Loan	(21)	(25)
Less current portion of notes payable	(493)	(806)
Long-term debt, net of current portion	$270	$145

During the nine-month period ended September 30, 2022, approximately $0.1 million of short-term debt associated with our January iPro acquisition was paid.

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:

●	Agreed prices from Interest Rate Lock Commitments (“IRLC”)
●	Trading prices for derivative instruments
●	Closing prices at September 30, 2022 and December 31, 2021 for derivative instruments

The following are major categories of assets and liabilities measured at fair value on a recurring basis (amounts in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$8,815	$—	$8,815
Derivative assets	—	—	294	294
	$—	$8,815	$294	$9,109

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$9,862	$—	$9,862
Derivative assets	—	—	53	53
	$—	$9,862	$53	$9,915

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

Note 11. Leases

Operating Leases

The Company has operating leases primarily consisting of office space with remaining lease terms of less than one year to nine years, subject to certain renewal options as applicable.

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents certain information related to lease costs for the Company’s operating leases (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$479	$296	$1,188	$589
Short-term lease expense	96	120	216	244
Total lease cost	$575	$416	$1,404	$833

The following table presents the weighted average remaining lease term and the weighted average discount rate related to operating leases:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (in years) - operating leases	4.87	4.98
Weighted average discount rate - operating leases	6.21%	5.91%

The following table presents the maturities of lease liabilities (amounts in thousands):

Operating
Years Ended December 31,	Leases
2022 (remaining)	$484
2023	1,910
2024	1,617
2025	1,389
2026	1,031
2027 and thereafter	1,620
Total minimum lease payments	8,051
Less effects of discounting	(1,086)
Present value of future minimum lease payments	$6,965

Note 12. Shareholders’ Equity

On March 10, 2022, the Company’s Board of Directors authorized an expenditure of up to $10 million for the repurchase of shares of the Company’s common stock. The share repurchase program does not have a fixed expiration. Under the program, repurchases can be made from time-to-time using a variety of methods, including open market transactions, privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended or discontinued at any time at the Company’s discretion. During the three months ended September 30, 2022, the Company did not reacquire any shares. During the nine months ended September 30, 2022, the Company reacquired 686,097 shares for approximately $6.0 million. As of September 30, 2022, the Company had approximately $4.0 million remaining under the share repurchase authorization.

During the nine months ended September 30, 2022, the Company issued shares of common stock as part of the purchase consideration in connection with the acquisitions of iPro and Cornerstone. Refer to Note 4 for additional information about these acquisitions and the shares of common stock issued.

The Company has an outstanding equity-classified warrant issued to an underwriter in August 2020 (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant is exercisable at a per share exercise price of $11.00 and is exercisable at any time through August 4, 2025. As of September 30, 2022, no portion of the Underwriter Warrant has been exercised or expired.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Stock-based Compensation

Stock-based compensation related to the Company’s stock plans was as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Commission and other agent-related cost	$476	$470	$2,102	$1,359
Operations and support	509	—	949	167
Technology and development	125	—	203	573
General and administrative	932	295	3,010	687
Marketing	81	—	206	47
Total stock-based compensation	$2,123	$770	$6,470	$2,833

During the three and nine months ended September 30, 2022, the Company capitalized approximately $0.1 million and $0.2 million, respectively, of stock-based compensation expense associated with the cost of developing software for internal use. During the three and nine months ended September 30, 2021, the Company capitalized approximately $0.1 million of stock-based compensation expense associated with the cost of developing software for internal use.

During the three and nine months ended September 30, 2022, the Company accrued $0.3 million and $0.23 million of stock compensation expense related to stock compensation earned but yet to be issued to agents. At September 30, 2022, a total of $0.5 million related to agent grant liabilities is included in accrued compensation.

At September 30, 2022, total unrecognized compensation cost related to non-vested restricted stock awards was $10.7 million, which is expected to be recognized over a period of approximately 1.37 years.

During the nine months ended September 30, 2022, the Company granted 662,217 restricted stock awards at a weighted-average grant-date fair value of $9.73.

During the nine months ended September 30, 2022 the Company granted 103,711 stock options at an exercise price of $8.22. At September 30, 2022, unrecognized compensation cost related to stock options was $0.4 million which will be recognized over 0.87 years.

Note 14. Related Party Transactions

Marketing expense for the three months ended September 30, 2022 and 2021 includes approximately $0.1 million and, $0.1 million and for the nine months ended September 30, 2022 and 2021 includes approximately $0.4 million, respectively, from related parties in exchange for the Company receiving marketing services.

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted net loss per share attributable to common stock was as follows (amounts in thousands except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stock—basic and diluted	$(6,012)	$(3,373)	$(17,678)	$(8,865)
Denominator:
Weighted-average basic and diluted shares outstanding	15,804,644	14,312,675	16,054,025	13,948,862

Net loss per share attributable to common stock—basic and diluted	$(0.38)	$(0.24)	$(1.10)	$(0.64)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock options	147,707	43,996	147,707	43,966
Non-vested restricted stock awards	1,186,136	529,997	1,186,136	529,997
Common stock warrants	240,100	240,100	240,100	240,100

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

The Company has historically maintained a valuation allowance against deferred tax assets and reported only minimal current state tax expense. For the three and nine months ended September 30, 2022, the Company recorded income tax expense of approximately $0.0 and $185,000 respectively. The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses.

The Company recorded an income tax benefit of approximately $0.2 million and $2.8 million for the three and nine months ended September 30, 2021, respectively. The tax benefit was primarily the result of the release of the valuation allowance against historical deferred tax assets and recognition of benefit from the current year projected loss. Net deferred tax liabilities of approximately $3.3 million recorded in connection with the E4:9 Holdings, Inc. and LiveBy, Inc. acquisitions provided a source of taxable income to support the realizability of approximately $1.6 million of pre-existing deferred tax assets, as well as deferred tax assets from the projected loss for the year ended December 31, 2021. The taxable temporary differences relating to the amortizable intangible assets supported the realization of the net operating loss carryforwards. As a result of the transactions, the Company discretely released the historical valuation allowance and recognized a deferred tax benefit on a portion of losses for the three and nine months ended September 30, 2021.

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

Key operating data for the reportable segments for the three and nine months ended September 30, 2022 and 2021 are set forth in the tables below (amounts in thousands):

	Revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Real Estate Brokerage	$104,977	$95,300	$311,074	$224,702
Mortgage	2,839	2,623	8,345	4,125
Technology	702	679	2,003	1,278
Corporate and other services (a)	2,746	2,338	8,104	4,664
Total revenue	$111,264	$100,940	$329,526	$234,769

	Adjusted EBITDA
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Real Estate Brokerage	$576	$199	$3,311	$188
Mortgage	(406)	(101)	(1,726)	(991)
Technology	(372)	56	(1,091)	(566)
Total Segment Adjusted EBITDA	(202)	154	494	(1,369)
Corporate and other services (a)	(2,123)	(1,961)	(6,801)	(4,755)
Total Company Adjusted EBITDA	(2,325)	(1,807)	(6,307)	(6,124)
Depreciation and amortization	1,436	931	3,839	1,778
Other expense (income), net	115	(102)	804	(190)
Income tax expense (benefit)	—	(210)	185	(2,820)
Stock based compensation	2,123	770	6,470	2,833
Transaction-related costs	13	177	73	1,140
Net loss	$(6,012)	$(3,373)	$(17,678)	$(8,865)
(a)	Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and other services line.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Commitments and Contingencies

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification of employees versus independent contractors, intellectual property, commercial or contractual claims, brokerage or real estate disputes, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and various liabilities based upon conduct of individuals or entities outside of the Company’s control, including agents and third party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of September 30, 2022, there was no material litigation against the Company.

In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions, and is responsible for the proper disposition of these balances for its customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets, consistent with GAAP and industry practice. The balances amounted to $1.3 million and $2.3 million at September 30, 2022 and December 31, 2021, respectively.

Encompass Net Worth Requirements

In order to maintain approval from the U.S. Department of Housing and Urban Development to operate as a Title II non-supervised mortgagee, our indirect subsidiary Encompass is required to maintain adjusted net worth of $1,000,000 and must maintain liquid assets (cash, cash equivalents, or readily convertible instruments) of 20% of the required net worth. As of September 30, 2022, Encompass had adjusted net worth of approximately $3.7 million and liquid assets of $4.3 million.

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

In periods of economic growth, demand typically increases resulting in increasing home sales transactions and home sales prices. Similarly, a decline in economic growth, increasing interest rates and declining consumer confidence generally decreases demand. These are the trends we are currently facing. Additionally, regulations imposed by local, state, and federal government agencies can also negatively impact the housing markets in which we operate. Finally, national and global events, including geopolitical instability, that impact economic conditions and financial markets, including interest rates, can adversely impact the housing market.

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

For the year ended December 31, 2021, and the nine months ended September 30, 2022, due in part to the widespread availability of multiple COVID-19 vaccines, the effects of the COVID-19 on business worldwide lessened. However, the continuing impact from COVID-19, as well as the Ukraine conflict, including inflationary pressure in the U.S. and world economies due to supply chain and other issues, including recent increases in interest rates, is not fully known and cannot be estimated as the U.S. and global economies continue to react.

The impact of COVID-19 to the Company for the year ended December 31, 2021, and for the nine months ended September 30, 2022, has been minimal. Despite the ongoing Pandemic, the Company’s transactions and base of agents increased during 2021 and the first nine months of 2022. However, while the Company believes it is well positioned in times of economic uncertainty, it is not able to estimate the effects of COVID-19 on its results of operations, financial condition, or liquidity for the year ending December 31, 2022 the nine months ended September 30, 2022 and beyond. If the Pandemic continues, it might have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations, as would the economic policies enacted in the United States and other countries in response to the Pandemic, as well as world conditions resulting from the Pandemic.

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

We had the following number of agents as of:

	September 30,
	2022	2021	Change
Agents	9,991	7,536	33%

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

Income Taxes

We have not recorded any U.S. federal or state tax benefits for the net losses incurred during the three and nine months ended September 30, 2022 due to our uncertainty of realizing a benefit from those items.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021 (amounts in thousands)

Revenue

	Three Months Ended
	September 30,		Change
	2022	2021	Dollars	Percentage
Gross commission income	$104,977	$95,300	$9,677	10%
Other service revenue	6,287	5,640	647	11%
Total revenue	$111,264	$100,940	$10,324	10%

For the three months ended September 30, 2022, gross commission income increased by approximately $9.7 million or 10%, as compared with the three months ended September 30, 2021. This increase was primarily attributable to an increase in transaction volume and to an increase in average revenue per transaction due to rising home prices. During the three months ended September 30, 2022, transaction volume increased by 5% to approximately 12,077 transactions compared to approximately 11,500 transactions for the three months ended September 30, 2021. Our transaction volume increased primarily due to the organic growth in the number of agents contracted with us and agents acquired through the acquisitions of Red Barn, Epic, and iPro. During the three months ended September 30, 2022, average revenue per transaction increased by 5% to $8,692 from $8,288 during the three months ended September 30, 2021.

For the three months ended September 30, 2022, other service revenue was approximately $6.2 million, an increase of $0.6 million, or 11%, over the three months ended September 30, 2021, and was primarily attributable to increases in insurance revenues and higher LiveBy sales.

Operating Expenses

	Three Months Ended
	September 30,		Change
	2022	2021	Dollars	Percentage
Commission and other agent-related costs	$99,448	$91,263	$8,185	9%
Operations and support	2,420	2,029	391	19%
Technology and development	1,456	571	885	155%
General and administrative	11,528	9,582	1,946	20%
Marketing	1,457	591	866	147%
Depreciation and amortization	852	589	263	45%
Total operating expenses	$117,161	$104,625	$12,536	12%

For the three months ended September 30, 2022, commission and other agent-related costs increased by approximately $8.2 million, or 9%, as compared with the three months ended September 30, 2021. Commission and other agent-related costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the increase in commission and other agent-related costs compared to the same period in 2021 was primarily attributable to an increase in agent commissions paid due to higher transaction volume and rising home prices.

For the three months ended September 30, 2022, operations and support expenses were approximately $2.4 million as compared to $2.0 million for the three months ended September 30, 2021. The $0.4 million, or 19%, increase is primarily due to an increase in non-cash stock compensation expense,

For the three months ended September 30, 2022, technology and development expenses increased by approximately $0.9 million, or 155%, as compared with the three months ended September 30, 2021. The increase was primarily attributable to our ongoing investment in our intelliAgent platform and our LiveBy business acquired in April 2021. See Note 4 for detailed information about this acquisition.

For the three months ended September 30, 2022, general and administrative expense increased by approximately $1.9 million, or 41%, as compared with the three months ended September 30, 2021. The increase in general and administrative expense was primarily attributable to recently completed acquisitions and to increases in non-cash stock compensation expense. It is anticipated that general and administrative expense, excluding non-cash stock compensation expense, will decrease on an absolute dollar basis going forward driven by management’s strategic cost cutting measures.

For the three months ended September 30, 2022, marketing expense increased by approximately $0.9 million, or 147%, as compared with the three months ended September 30, 2021. The increase was attributable to an increase in direct advertising costs primarily related to the Company’s expansion in new regions and markets and to promoting its businesses acquired in 2022 and 2021.

For the three months ended September 30, 2022, depreciation and amortization expense increased by approximately $0.3 million, or 45%, as compared with the three months ended September 30, 2021. The increase in depreciation and amortization expense is due to the incremental amortization of the intangible assets (other than capitalized and purchased software for which amortization is included in technology and development expense) recorded in connection with our acquisitions in early 2022.

Income Taxes

The Company recorded no income tax expense and an income tax benefit of $0.2 million for the three months ended September 30, 2022 and 2021, respectively. The tax benefit for the three months ended September 30, 2021 was primarily the result of recognition of benefit from the projected loss for the year ended December 31, 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021 (amounts in thousands)

Revenue

	Nine Months Ended
	September 30,		Change
	2022	2021	Dollars	Percentage
Gross commission income	$311,074	$224,703	$86,371	38%
Other service revenue	18,452	10,066	8,386	83%
Total revenue	$329,526	$234,769	$94,757	40%

For the nine months ended September 30, 2022, gross commission income increased by approximately $86.4, or 38%, as compared with the nine months ended September 30, 2021. This increase was primarily attributable to an increase in transaction volume and to an increase in average revenue per transaction due to rising home prices. During the nine months ended September 30, 2022, transaction volume increased by 25% to approximately 35,464 transactions compared to approximately 28,400 transactions for the nine months ended September 30, 2021. Our transaction volume increased primarily due to our expanding agent base which grew by approximately 33%, due to the Company acquiring agents via acquisitions of iPro, Red Barn and Epic and to our heightened agent recruiting efforts.

For the nine months ended September 30, 2022, other service revenue was approximately $18.5 million, an increase of $8.4 million, or 83%, over the nine months ended September 30, 2021 and was attributable to the Company’s acquisitions of E4:9 and LiveBy in April 2021. and Cornerstone in January 2022. See Note 3 to our consolidated financial statements in the Form 10-K for detailed information about these acquisitions.

Operating Expenses

	Nine Months Ended
	September 30,		Change
	2022	2021	Dollars	Percentage
Commission and other agent-related costs	$295,237	$214,392	$80,845	38%
Operations and support	6,192	3,781	2,411	64%
Technology and development	3,931	1,912	2,019	106%
General and administrative	34,669	24,139	10,530	44%
Marketing	3,948	1,371	2,577	188%
Depreciation and amortization	2,238	1,049	1,189	113%
Total operating expenses	$346,215	$246,644	$99,571	40%

For the nine months ended September 30, 2022, commission and other agent-related costs increased by approximately $80.8 million, or 38%, as compared with the nine months ended September 30, 2021. Commission and other agent-related costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs are generally correlated with recognized revenues. As such, the increase in commission and other agent-related costs compared to the same period in 2021 was primarily attributable to an increase in agent commissions paid due to higher transaction volume and rising home prices.

For the nine months ended September 30, 2022, operations and support expenses were approximately $6.2 million as compared with $3.8 million for the nine months ended September 30, 2021. The higher expenses in the 2022 period were primarily attributable to the Company’s acquisitions of E4:9 and LiveBy in April 2021, including increases in related non-cash stock compensation expense. See Note 4 for detailed information about these acquisitions.

For the nine months ended September 30, 2022, technology and development expenses increased by approximately $2.0 million, or 106%, as compared with the nine months ended September 30, 2021. The increase was attributable to having a full nine months of operations and amortization expense of our LiveBy business acquired in April 2021 and to our ongoing investment in our intelliAgent platform.

For the nine months ended September 30, 2022, general and administrative expenses increased by approximately $10.5 million, or 44%, as compared with the nine months ended September 30, 2021. The increase in general and administrative expense was primarily attributable to our 2021 and 2022 completed acquisitions and to increases in non-cash stock compensation expense. It is anticipated that general and administrative expense, excluding non-cash stock compensation expense, will decrease on an absolute dollar basis going forward, driven by management’s strategic cost cutting measures.

For the nine months ended September 30, 2022, marketing expenses increased by approximately $2.6 million, or 188%, as compared with the nine months ended September 30, 2021. The increase was primarily attributable to an increase in direct advertising costs and incremental compensation for new hires primarily related to the Company’s expansion in new regions and markets and to promoting its businesses acquired in 2022 and 2021.

For the nine months ended September 30, 2022, depreciation and amortization expenses increased by approximately $1.2 million, or 113%, as compared with the nine months ended September 30, 2021. The increase in depreciation and amortization expense is due to the amortization of the intangible assets (other than capitalized and purchased software for which amortization is included in technology and development expense) recorded in connection with the acquisitions in 2022 and 2021 as well as an increase in depreciation expense due to an increase in our depreciable asset base.

Income Taxes

The Company recorded income tax expense of $0.2 million and an income tax benefit of $2.8 million for the nine months ended September 30, 2022 and 2021, respectively. The tax expense for the nine months ended September 30, 2022 is primarily the result of current state income tax liabilities. The tax benefit for the nine months ended September 30, 2021 is primarily the result of the release of the valuation allowance against historical deferred tax assets and recognition of benefit from the current year projected loss. Net deferred tax liabilities of $3.3 million recorded in connection with the E4:9 and LiveBy acquisitions provide a source of taxable income to support the realization of $1.6 million of pre-existing deferred tax assets, as well as deferred tax assets from the projected loss for the year ended December 31, 2021. The taxable temporary differences relating to the amortizable intangible assets support the realization of the net operating loss carryforwards. As a result of the transactions, the Company discretely released the historical valuation allowance and recognized a deferred tax benefit on a portion of 2021 losses.

Liquidity and Capital Resources

Capital Resources

	September 30,	December 31,	Change
	2022	2021	Dollars	Percentage
Current assets	$32,822	$54,450	$(21,628)	(40)%
Current liabilities	20,681	21,072	(391)	(2)%
Net working capital	$12,141	$33,378	$(21,237)	(64)%

To date, our principal sources of liquidity have been revenues and the net proceeds we received through public offerings and private sales of our common stock, as well as proceeds from loans. As of September 30, 2022, our cash totaled approximately $14.5 million, which represented a decrease of $23.3 million compared to December 31, 2021. As of September 30, 2022, we had net working capital of approximately $12.1 million, which represented a decrease of $21.2 million compared to December 31, 2021. We anticipate that our existing balances of cash and cash equivalents and future expected cash flows generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months from the date of the issuance of the unaudited interim consolidated financial statements for the quarter ended September 30, 2022.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2022 and 2021 (amounts in thousands)

	Nine Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Net cash used in operating activities	$(6,470)	$(6,570)	$100	(2)%
Net cash used in investing activities	$(5,933)	$(13,562)	$7,629	56%
Net cash (used in) provided by financing activities	$(10,836)	$2,893	$(13,729)	(475)%

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 consisted of a net loss of $17.7 million, non-cash charges of $11.9 million, including $6.5 million of stock-based compensation expense and $3.8 million of depreciation and amortization and 1.6 million in lease expense, partially offset by $3.8 million in gains on the sales of mortgages. Changes in assets and liabilities were primarily driven by a $8.0 million net decrease in proceeds from the sales and principal payments on mortgage loans held for sale, partially offset by a $2.1 increase in prepaids and other current assets, a $0.7 million increase in accounts receivable and a $2.2 million combined decrease in operating lease liabilities, accounts payable, accrued and other current liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 consisted of $2.5 million for business acquisitions, net of cash acquired, $1.0 million for purchases of property and equipment and $2.5 million for purchases of intangible assets.

Net cash used in investing activities for the nine months ended September 30, 2021 consisted of $11.0 million for the purchases of businesses and assets, net of cash acquired, $0.6 million for purchases of property and equipment, and $2.0 million for purchase of tangible assets.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 consisted primarily of the change of $5.5 million on our warehouse lines of credit, net of the effect of the Cornerstone acquisition, $6.0 million in repurchase of common stock and $0.8 million in principal payments on notes payable.

Net cash used in financing activities for the nine months ended September 30, 2021 consisted primarily of $2.4 million in net proceeds on our warehouse line of credit and $0.9 million in proceeds from notes payable, offset by $0.4 million in principal payments on notes payable.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(6,012)	$(3,373)	$(17,678)	$(8,865)
Other expense (income), net	115	(102)	804	(190)
Income tax expense (benefit)	—	(210)	185	(2,820)
Depreciation and amortization	1,436	931	3,839	1,778
Transaction-related cost	13	177	73	1,140
Stock based compensation	2,123	770	6,470	2,833
Adjusted EBITDA	$(2,325)	$(1,807)	$(6,307)	$(6,124)

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

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The estimated fair values reflected in the purchase accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements. For each business combination completed during the nine months ended September 30, 2022, the estimated fair value of identifiable intangible assets, primarily consisting of agent relationships and tradenames, was determined using the relief-from-royalty and multi-period excess earnings methods. The most significant assumptions under these methods include the estimated remaining useful life, expected future revenue, annual agent revenue attrition, costs to develop new agents, charges for contributory assets, tax rate, discount rate and tax amortization benefit. Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

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

Subject to certain conditions, as an emerging growth company, we may rely on certain other exemptions and reduced reporting requirements under the JOBS Act. Certain of these exemptions are, including without limitation, from the requirements of (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier to occur of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO in 2020, (b) in which we have total annual gross revenues of at least $1.07 billion, or (c) in which we are deemed to be a “large accelerated filer” under the rules of the U.S. Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior September 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, and our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors.

Other than continued inflation and increases in interest rates during the year, there have been no material changes to the risk factors that we have previously disclosed in our most recent Annual Report on Form 10-K, as filed with the SEC on March 9, 2022. The risks described in our Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock.

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

There were no equity repurchases for the three months ended September 30, 2022. The approximate dollar value of shares that may yet be purchased pursuant to the repurchase program is $3,956,936.

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

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021; (iii) Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2022 and 2021; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021; and (v) Notes to Unaudited Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+Filed herewith.

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

FATHOM HOLDINGS INC.

Date: November 8, 2022	By:	/s/ Marco Fregenal
Marco Fregenal
President and Chief Financial Officer (Principal Financial and Accounting Officer)