Form 10-K
period 2022-12-31
Fathom Holdings Inc.
filed 2023-03-30
CIK 1753162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the registrant’s closing price of $7.84 as quoted on the NASDAQ Capital Market on June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $62,082,428, Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2023, there were approximately 17,645,034 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2022. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

Fathom Holdings Inc.

FORM 10-K

December 31, 2022

NOTES

In this Annual Report on Form 10-K (this “Report”), and unless the context otherwise requires, “Fathom,” “we,” “us,” “our,” “the Company,” “our Company” and “our business” refer to Fathom Holdings Inc. and its direct and indirect subsidiaries as of December 31, 2022, taken as a whole.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Report regarding our strategy, future operations, future product research or development, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “goals,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “forecast” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Report include, but are not limited to, statements about:

●	the risks associated with government spending, inflation, the Federal Reserve’s policies and rate increases, and the unprecedented rapid increase in mortgage interest rates;
●	our ability to remain an innovative leader in the real estate industry;
●	whether or not we are able to effectively manage rapid growth in our business;
●	our ability to prevent security breaches, cybersecurity incidents, and interruptions, delays and failures in our systems and operations;
●	the risks associated with the COVID-19 pandemic;
●	our ability to grow in the various local markets that we serve or expand into adjacent markets;
●	whether or not we are successful in identifying and pursuing new business opportunities;
●	our value proposition for agents, including allowing them to keep more of their commissions than traditional companies do, and receive equity in our Company;
●	our ability to make sure agents understand our value proposition so that we are able to attract, retain and incentivize agents;
●	our ability to attract and retain additional qualified agents and other personnel;
●	our ability to compete effectively with existing and new companies in the real estate industry;
●	the risks associated with making meaningful comparisons of successive quarters;
●	our non-GAAP operating performance, as reported using Adjusted EBITDA, which is not equivalent to net income (loss) as determined under GAAP;
●	our ability to protect the privacy of employees, independent contractors, or consumers or personal information that they share with us so that we do not harm our reputation and business;

●	our ability to be able to expand, maintain and improve the systems and technologies upon which we rely on to operate;
●	if we fail to maintain compliance with the law and regulations of federal, state, foreign, county governmental authorities, or private associations and governing boards;
●	our ability to sell originated loans;
●	our ability to obtain sufficient financing to fund the origination of mortgage loans and grow our mortgage business;
●	our ability to establish and maintain effective internal controls over financial reporting;
●	the risks associated with the loss of our current executive officers or other key management;
●	our ability to protect intellectual property rights;
●	our ability to be able to evaluate potential vendors, suppliers and other business partners for acquisition in order to accelerate growth;
●	our ability to integrate recently acquired businesses;
●	our future revenues and growth prospects and our dependence on other contractors;
●	our ability to obtain sufficient additional capital on reasonable terms in order to grow our business;
●	the risks associated with litigation filed by or against us, and adverse results therefrom;
●	our ability to manage technology that is currently being developed in foreign countries, including Brazil, which makes us subject to certain risks associated with foreign laws and regulations; and
●	other forward-looking statements discussed elsewhere in this Report.

We might not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Report, particularly in the section titled “Risk Factors” included in Item 1A of Part I of this Report, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. The environment in which we operate is highly competitive and rapidly changing and it is not possible for our management to predict all risks, as new risks emerge from time to time, such as the unprecedented increases in interest rates and the rapidly evolving environment and uncertainties relating to the outbreak and continued concerns revolving around COVID-19.

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

Risks Related to Our Business

●	If we do not remain an innovative leader in the real estate industry, we might not be able to grow our business and leverage our costs to achieve profitability;
●	We might not be able to effectively manage rapid growth in our business;
●	The lingering effects of the COVID-19 pandemic might have a material adverse effect on our businesses, financial condition, results of operations, and liquidity;
●	If we fail to grow in the various local markets that we serve or are unsuccessful in identifying and pursuing new business opportunities our long-term prospects and profitability will be harmed;
●	Our value proposition for agents includes allowing them to keep more of their commissions than traditional companies do, and receive equity in our Company, which is not typical in the real estate industry. If agents do not understand our value proposition, we might not be able to attract, retain and incentivize agents or maintain our agent growth rate, which would adversely affect our revenue growth and results of operations;
●	If we fail to expand effectively into adjacent markets, our growth prospects could be harmed;
●	We have a history of losses, and we might not be able to achieve or sustain profitability;
●	Our recent revenue growth rates might not be indicative of our future growth, and we might not continue to grow at our recent pace, or at all;
●	We currently are using and intend to continue to use Adjusted EBITDA, a non-GAAP financial measure, in reporting our annual and quarterly results of operations; however, Adjusted EBITDA is not equivalent to net income (loss) from operations as determined under GAAP, and shareholders may consider GAAP measures to be more relevant to our operating performance;
●	If we fail to protect the privacy of employees, independent contractors, or consumers or personal information that they share with us, or fail to comply with privacy or data security legal requirements, our reputation and business could be significantly harmed;
●	We participate in a highly competitive market, and pressure from existing and new companies might adversely affect our business and operating results;
●	Listing aggregator concentration and market power creates, and is expected to continue to create, disruption in the residential real estate brokerage industry, which might have a material adverse effect on our results of operations and financial condition;
●	Our operating results are subject to seasonality and vary significantly among quarters during each calendar year, making meaningful comparisons of successive quarters difficult;
●	Our business could be adversely affected if we are unable to expand, maintain and improve the systems and technologies upon which we rely to operate;
●	Cybersecurity incidents, data breaches and other privacy/data security incidents could disrupt our business operations, result in the loss or exposure of critical, confidential and/or sensitive information, adversely impact our reputation, result in costly regulatory investigations or litigation, create legal liability and harm our business;
●	Our business, financial condition and reputation may be substantially harmed by security breaches, interruptions, delays and failures in our systems and operations;
●	We face significant risk to our brand and revenue if we fail to maintain compliance with the law and regulations of federal, state, foreign, or county governmental authorities, or private associations and governing boards;
●	Our mortgage business might be unable to sell its originated loans and, in that situation, Fathom will need to service the loans and potentially foreclose on the home by itself or through a third party, and either option could impose significant costs, time, and resources on Fathom. Our inability to sell originated loans could also expose us to adverse market conditions affecting mortgage loans;
●	If we are unable to obtain sufficient financing through warehouse credit facilities to fund origination of mortgage loans, then we may be unable to grow our mortgage business;

●	We might identify material weaknesses in the future that might cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective internal controls over financial reporting, our ability to accurately and timely report our financial results could be adversely affected;
●	We are an “emerging growth company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors;
●	Loss of our current executive officers or other key management could significantly harm our business;
●	Employee or agent litigation and unfavorable publicity could negatively affect our future business;
●	Failure to protect intellectual property rights could adversely affect our business;
●	We may evaluate potential vendors, suppliers and other business partners for acquisition in order to accelerate growth but might not succeed in identifying suitable candidates or may acquire businesses that negatively impact us;
●	We have recently acquired businesses that are outside our core competencies as a real estate brokerage, which could be difficult to integrate, disrupt our core business, dilute stockholder value, and adversely affect our operating results and the value of our common stock;
●	Our future revenues and growth prospects could be adversely affected by our dependence on other contractors;
●	We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all;
●	Part of our technology is currently being developed in foreign countries, including Brazil, which makes us subject to certain risks associated with foreign laws and regulations;

Risks Related to Our Industry

●	Our results are tied to the residential real estate market and we might be negatively impacted by downturns in this market and general global economic conditions;
●	A lack of financing for homebuyers in the U.S. residential real estate market at favorable rates and on favorable terms could have a material adverse effect on our financial performance and results of operations;
●	Potential reform of Fannie Mae or Freddie Mac or certain federal agencies or a reduction in U.S. government support for the housing market could have a material impact on our operations;

Risks Related to Ownership of Our Common Stock

●	The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board of director members;
●	Our common stock price might fluctuate significantly, and the price of our common stock might be negatively impacted by factors which are unrelated to our operations;
●	Our amended and restated bylaws provide that, unless we consent in writing, North Carolina state court is, to the fullest extent permitted by law, the sole and exclusive forum for substantially all disputes between us and our shareholders. These choice of forum provisions could limit the ability of shareholders to obtain a favorable judicial forum for disputes with us or our directors, officers or employees;
●	Future sales of shares of our common stock by existing shareholders could depress the market price of our common stock;
●	Joshua Harley, our Chief Executive Officer and Executive Chairman of the Board, together with Marco Fregenal, our President and Chief Financial Officer, and a director, and Glenn Sampson, a significant shareholder and director, own a significant percentage of our stock, and as a result, they can take actions that may be adverse to the interests of the other shareholders and the trading price for our common stock may be depressed; and
●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

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

For our core business, Fathom Realty, our low-overhead business model leverages our proprietary software platform for management of real estate brokerage back-office functions, without the cost of physical brick and mortar offices or of redundant personnel. As a result, we are able to offer our agents the ability to keep significantly more of their commissions compared to traditional real estate brokerage firms; we do not split our agents’ commissions, but rather charge a flat fee per real estate transaction. We believe we offer our agents some of the best technology, training, and support available in the industry. We also offer our agents valuable benefits, including equity in our Company if they achieve growth goals, as well as what we believe is relatively broad and affordable healthcare coverage in many of our markets. We believe our commission structure, business model, advanced technology offerings, and our focus on treating our agents well attract more agents and higher producing agents to join and stay with our Company.

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

Traditional brokerage companies retain between 20% and 50% in commission splits from their agents. Below is an example of a traditional brokerage company’s commission model assuming a 30% split, versus our commission model. This is an example of potential commission savings and results similar to the example below are not guaranteed.

We believe our commission model also allows agents to directly compete against discount brokerages and other disruptive new competitors. The flat transaction fee that we charge to our agents allows our agents to charge whatever commission they need to be highly competitive.

We recognize revenue primarily through the commissions that our agents charge their clients. During 2022, from the gross commission income, we kept a flat transaction fee of $500 and the remainder was paid to the agent. Annually for each agent, this $500 transaction fee was charged for the agent’s first 12 sales per agent’s anniversary year and then $99 per sale for the rest of their anniversary year. For leases, we recognized revenue through lease commissions negotiated between our agents and landlords, and we retained $85 per transaction and the remainder is paid to the agent. In 2022, every agent also paid a fee of $600 on their first sale (recognized in Commission and other agent-related costs over the year), which helps cover our operating costs such as technology, errors and omissions insurance, training, and oversight. In 2022, our average cost to recruit a new agent was $1,000 and our annual cost associated with each agent was $300, so we break even in an agent’s first year if he or she completes just two sales.

Effective January 1, 2023, our agents pay $550 for each of their first 15 completed sales transactions, up from $500 on their first 12 sales transactions. For each sales transaction after the first 15, our agents will pay $150, up from $99 for the rest of their anniversary year. Under our new Fee Lock Guarantee, our transaction fees will not increase for at least two years from the effective date of the revised fee schedule. We have also discontinued our agent stock grant program effective December 31, 2022, which had provided for our agents to receive $200 in stock grants for every five transactions completed. We currently plan to continue to provide stock grants to agents based on metrics achieved for recruiting new agents.

In just thirteen years since we launched our Company, we have grown rapidly with operations in 38 states plus the District of Columbia. We achieved gross commission income of approximately $390.6 million on $16 billion in real estate sales volume in 2022. As of December 31, 2022, we had approximately 10,370 licensed agents or brokers working for us.

In March of 2022, we were ranked the #6 largest independent real estate brokerage firm and the #10 overall largest brokerage firm in the United States. These rankings were published by The Real Trends Five Hundred based on several criteria including transaction sides, sales volume, affiliation, top movers, core services, and others. Fathom also was listed in the top three of the Top 100 Places to Work in Dallas Fort Worth, five years in a row by the Dallas Morning News.

In November of 2020, we finalized our acquisition of Verus Title Inc., a technology-based provider of title insurance services for the residential real estate market (“Verus”). Verus currently operates in 30 states plus the District of Columbia, utilizing a virtual model with minimal offices, with plans for a full U.S. rollout over the long-term. We have seen and believe this acquisition will continue to have the potential to increase our revenue per agent and per transaction as we integrate Verus into our various markets across the United States.

In March 2021, the Company completed its acquisitions of Red Barn Real Estate, LLC (“Red Barn”) and Naberly Inc. (“Naberly”). The acquisition of Red Barn, a real estate brokerage business, has helped to expand our reach in the Atlanta region real estate market. The acquisition of Naberly is facilitating our further development of our proprietary intelliAgent platform to enhance offerings and improve operational efficiency.

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

In June 2021, the Company completed its acquisition of Epic Realty (“Epic”). The acquisition of Epic, a real estate brokerage business, has helped us to expand our reach in the Idaho real estate market. We further augmented our realty presence in Idaho with the addition of Woodhouse Group Realty (“Woodhouse”) in November 2021.

In February 2022, the Company completed its acquisition of iPro Realty Network (“iPro”). The acquisition of iPro, a real estate brokerage business, has helped us to expand our reach in the Utah real estate market.

In February 2022, the Company completed its acquisition of Cornerstone Financial (“Cornerstone”). The acquisition of Cornerstone, a real estate mortgage business, has helped us to expand our reach in the DC and surrounding markets.

Industry Background

We primarily operate in the U.S. residential real estate industry, with a market size of over $3.5 trillion with over 6.5 million new and existing properties sold in the United States in 2022. Our agents also opportunistically engage in commercial real estate transactions. We derive the majority of our revenues from serving buyers and sellers of existing homes. According to the National Association of Realtors, or NAR, existing home sales represent approximately 86% of the overall market by number of transactions.

The U.S. residential real estate industry has a long history of growth over time, despite periodical downturns like the current one. The following information is based on data published by NAR. This data includes the significant and lengthy downturn from the second half of 2005 through 2011, and in that time frame, the number of annual U.S. existing home sale transactions declined by approximately 39%. Beginning in 2012, the U.S. residential real estate industry began its recovery, and the number of annual U.S. existing home sale units improved by approximately 32% by 2020.

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

Industry Trends

In addition to the negative impacts of recent economic uncertainty and increased interest rates, we believe the following trends have impacted the U.S. real estate market and that their impact will continue to accelerate:

●	according to NAR, 95% of homebuyers use the Internet to search for homes, illustrating the importance of technology and lack of importance of expensive brick and mortar offices to the industry, while only 1% found their agent through the agent’s office;
●	nevertheless, according to NAR, 86% of home buyers and 86% of home sellers still used an agent or broker in 2022, down from 87% and 90% in 2021, for various reasons, including the relative size, importance and infrequency of a home sale for any individual;

●	the complexity of the home sale process continues to require the best personal service possible, while technology can make the process and business more efficient; and
●	downturns like the current one are inevitable, favoring companies with lower cost business models that also pay agents higher commissions.

Our Strategy

Our goal is to be one of the leading 100% commission real estate brokerages in the United States while offering superior customer service, state of the art technology, and a great company culture. We have grown rapidly since inception, and plan to accelerate our growth through the following aspects of our vision:

●	offer full brokerage services via our technology-enabled, low-overhead business model;
●	attract and retain high-producing agents by offering high compensation per transaction and industry-leading benefits;
●	use our publicly traded stock to further incentivize agents;
●	continue to enhance and develop our proprietary software platform to facilitate our own business and potentially increase our revenue by licensing it to others; and
●	pursue further growth through potential acquisitions, including potentially using our publicly traded stock as consideration, depending on its then current value.

Technology

Fathom Realty operates primarily as a cloud-based real estate brokerage by utilizing our proprietary consumer-facing website, https://www.FathomRealty.com, and our internal proprietary technology, intelliAgent(R), to manage our brokerage operations. Through our website, we provide buyers, sellers, landlords, and tenants with access to all of the available properties for sale or lease on the multiple listing service, or MLS, in each of the markets in which we operate. We provide each of our agents their own personal website that they can modify to match their personal branding. Our website also gives consumers access to our network of professional real estate agents and vendors. Through a combination of our proprietary technology platform and a few third-party systems, we provide our agents with marketing, training, and other support services, as well as client and transaction management. Our technology, services, data, lead generation, and marketing tools are designed to allow our agents to leverage them to represent their real estate clients with best-in-class service.

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

Specifically, using advanced Internet-based software, we can improve compliance and oversight while providing, at no cost to our agents, technology tools and services to our agents and their customers, including:

●	a robust, mobile-friendly, customer-facing corporate website providing access to view all homes for sale and lease in the markets that we serve, with the ability to search and save favorite properties and receive alerts for new properties that fit their criteria;
●	a customizable, mobile-friendly, agent website with home search, lead capture, and blogging capabilities;
●	an advanced customer relationship management system, with visitor tracking, property alerts, and customer communication, all designed to help convert leads into customers;
●	social media tools to enhance agent marketing and visibility;

●	streamlined solicitation, collection, verification and posting of customer testimonials;
●	single property websites for our agents’ listings;
●	a wide array of on-demand training modules for the professional development of agents at all levels of experience; and
●	agent access to intelliAgent(R), which is described in more detail below.

Our proprietary intelliAgent(R) real estate technology platform is designed to provide a suite of brokerage and agent level tools, technology, business processes, business intelligence and reporting, training. IntelliAgent includes, but is not limited to consumer facing websites, transaction management, personnel management, customer relationship management, accounting management for agent transactions, reporting, social media marketing and other marketing and marketing repository, along with a future marketplace for add-on services and third-party technology. Our intelliAgent rollout strategy began with the core technology needed by every real estate brokerage to manage its agents, its agents’ transactions, commission structures, payments, and compliance, as well as the ability to gain a better understanding as to what is happening in the business through business intelligence and robust reporting. IntelliAgent has since grown to include brokerage and agent level websites, content creation and management, customer relationship management, social media marketing, agent reviews, training platform, and marketing repository. Our technology roadmap includes our own fully-integrated e-signature platform, goal setting and accountability for agents, expense tracking for agents, and APIs for integration with additional third-party tools. We intend for intelliAgent to be more than just a technology platform for Fathom; we might someday use a simplified version of intelliAgent as a platform to unify independent brokerages through a smarter broker network allowing them to effectively compete against larger regional and national brands. This should allow us to monetize a portion of our technology and generate revenue from small to medium sized brokerages and agents who would not otherwise join our company. We believe that intelliAgent also provides us with the platform needed to more fully integrate our mortgage, title, and insurance companies that are part of Fathom Holdings. This deeper integration is designed to encourage a higher level of agent adoption and use of our various services companies and therefore create a better agent experience, customer experience, and generate higher revenues for our company and add value for our shareholders.

In addition to building intelliAgent internally, in March 2021 we acquired Naberly, a home search website and customer relationship management technology company, to help us achieve technology independence, which further enhanced our proprietary intelliAgent platform to give us a stronger competitive advantage. Naberly allowed us to further improve our operational efficiency while reducing costs from third party providers. Offering even more robust technology to help our agents grow their businesses is a key strategy to continuing our solid agent growth trajectory. In the future, we also intend to roll out an enhanced version of the Naberly platform to launch a national real estate portal to help generate leads for our Fathom agents, as well as non-Fathom agents, in the markets in which we are not currently operating.

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

In a recent study by NAR, only 1% of home sellers chose their agent because of the brand they are with. We believe home buyers and sellers choose the agent because of their individual marketing prowess, professionalism, and personality. To capitalize on this, we focus on helping our agents improve professionally and increase their financial ability to invest in their personal marketing, and therefore capture a greater market share. We believe our business model is particularly attractive to productive agents, as illustrated by the Fathom agent information set forth in the following chart:

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

Our Markets

Currently, our market is the United States. We currently operate in 37 states plus the District of Columbia:

Alabama	Louisiana	Ohio

Arizona	Maryland	Oklahoma

Arkansas	Massachusetts	Oregon

California	Michigan	South Carolina

Colorado	Minnesota	Tennessee

Florida	Missouri	Texas

Georgia	Montana	Utah

Hawaii	Nebraska	Virginia

Idaho	Nevada	Washington

Illinois	New Hampshire	West Virginia

Iowa	New Jersey	Wisconsin

Indiana	New Mexico	Washington D.C.

Kentucky	North Carolina

We primarily target urban or suburban cities or regions with populations of at least 50,000, of which there are approximately 775 in the United States. We believe this provides us opportunity for continued growth. We have expanded rapidly since our inception thirteen years ago. As we continue to expand, we might also target smaller rural markets as well as move into Canada.

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

Many of our competitors are much larger than us, with more capital to fund growth and survive downturns like the current one, and greater brand awareness. Some of our competitors are also increasingly well-funded, which strengthens their competitive position and ability to offer aggressive compensation arrangements to top-performing sales agents. Moreover, a growing number of companies are competing in non-traditional ways for a portion of the gross commission income generated by home sale transactions. For example, listing aggregators and other web-based real estate service providers not only compete with our business by establishing relationships with independent sales agents and/or buyers and sellers of homes, they also increasingly charge brokerages and independent sales agents for advertising on their sites.

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

Third-Party Rules

Beyond federal, state and local governmental regulations, the real estate industry is subject to rules established by private real estate groups and/or trade organizations, including, among others, state Associations of REALTORS(R) (AOR), and local Associations of REALTORS(R) (AOR), the National Association of Realtors(R) (NAR), and local Multiple Listing Services (MLSs). “REALTOR” and “REALTORS” are registered trademarks of the National Association of REALTORS(R).

Each third-party organization generally has prescribed policies, bylaws, codes of ethics or conduct, and fees and rules governing the actions of members in dealings with other members, clients and the public, as well as how the third-party organization’s brand and services may or might not be deployed or displayed.

Human Capital

As of December 31, 2022, we had 279 full-time employees.

Our operations are overseen directly by management. Our management oversees all responsibilities in the areas of corporate administration, training, agent relations, business development, technology, and research. We intend to expand and retain our current management and skilled employees with experience relevant to our businesses.

As of December 31, 2022, we had approximately 10,370 licensed agents and brokers whom we classify as independent contractors.

None of our employees or agents are represented by unions, and we believe our employee and agent relations are good.

Information about our Executive Officers

The following table sets forth current information concerning our executive officers:

Name	Age	Position
Joshua Harley	46	Chairman, Chief Executive Officer, Director

Marco Fregenal	59	President and Chief Financial Officer, Director

Samantha Giuggio	53	Chief Operations Officer of Fathom Realty

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

Samantha Giuggio — Chief Broker Operations Officer

Samantha Giuggio has served as our Chief Operations Officer for Fathom Realty since June 2019. Prior to this, she served as Senior Vice President from October 2015 to June 2019. From April 2014 to October 2015, Ms. Giuggio served as our Regional Vice President and Vice President of Operations. She also served as our District Director RDU from February 2013 to April 2014. She served as an Agent and Group Leader Training Coordinator with us prior to this. Ms. Giuggio received an associate’s degree in hospitality management from Holyoke Community College.

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

Our corporate website address is www.fathominc.com. The information contained in, or that can be accessed through, our website is not part of this Report.

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

Innovation has been critical to our ability to compete for clients and real estate agents. If competitors follow our practices or develop more innovative practices, our ability to achieve profitability may diminish or erode. For example, certain other brokerages could develop or license cloud-based office platforms that are equal to or superior to ours. If we do not remain on the forefront of innovation, we might not be able to achieve or sustain profitability, particularly in the current environment of economic uncertainty and increased interest rates, which are having a negative effect on the real estate industry.

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

The lingering effects of the COVID-19 pandemic might have a material adverse effect on our businesses, financial condition, results of operations, and liquidity.

Since early 2020, the COVID-19 pandemic has had a profound effect on the global economy and financial markets. This unprecedented situation has created considerable risks and uncertainties for the U.S. real estate services industry in general and for the Company in particular, including those arising from the potential adverse effects on the economy as well as risks related to employees, independent agents, and consumers. The extent of the continued impact of the pandemic on our business and financial results will depend largely on future developments, including the extent and duration of the spread of the outbreak (including new variants), the extent of governmental regulation (including, but not limited to, mandated “shelter in place” or other regulations that, for example, preclude or strictly limit open houses or in-person showings of properties), the impact on capital and financial markets and the related impact on consumer confidence and spending, and the magnitude of the financial and operational consequences to our agents and brokers, all of which are highly uncertain and cannot be predicted.

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

Participation in our commission plan represents a key component of our agent and broker value proposition. Agents might not understand or appreciate our value. In addition, agents might not appreciate other components of our value proposition including the systems and tools that we provide to agents, and the professional development opportunities we create and deliver. We compete with many other real estate brokerages for qualified agents and if agents do not understand the elements of our agent value proposition, or do not perceive it to be more valuable than the models used by most competitors, we might not be able to attract, retain and incentivize new and existing agents to grow our revenues. This could also negatively impact our agent growth rate. Our net licensed agent and broker base grew by approximately 28% from 8,100 licensed agents and brokers at December 31, 2021, to 10,370 licensed agents and brokers at December 31, 2022. Because we derive revenue from real estate transactions in which our agents receive commissions, increases in our licensed agent base correlate to increases in revenues, and the rate of growth of our revenue correlates to the rate of growth of our licensed agent base. A slowdown in our licensed agent growth rate would have a material adverse effect on revenue growth and could adversely affect our results of operations.

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

We experienced net losses of approximately $27.6 million and $12.5 million for the years ended December 31, 2022 and December 31, 2021, respectively. We cannot guarantee when or if we will achieve sustained profitability, particularly in light of current economic uncertainty and increased interest rates. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not have as a private company. These expenditures make it harder for us to achieve and maintain future profitability. Our recent growth in revenue might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

Our recent revenue growth rates might not be indicative of our future growth, and we might not continue to grow at our recent pace, or at all.

For the year ended December 31, 2022, our revenue grew to $413 million from $330 million, which represents an annual growth rate of approximately 25.1%. In the future, our revenue might not grow as rapidly as it has over the past several years. We believe that our future revenue growth will depend, among other factors, on our ability to:

●	acquire additional agents and collect additional commissions to existing agents;
●	attract a growing number of agents to our website and other cloud-based applications;
●	increase our brand awareness;
●	successfully develop and deploy new products for the residential real estate industry;
●	integrate acquired companies, including those offering new ancillary services, such as title, insurance, and mortgage into our product offerings to increase our revenue per agent transaction;
●	maximize our sales personnel’s productivity;
●	respond effectively to competitive threats; and
●	successfully expand our business into adjacent markets.

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

If we fail to protect the privacy of employees, independent contractors, or consumers or personal information that they share with us, or fail to comply with privacy or data security legal requirements, our reputation and business could be significantly harmed.

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

These advantages could be all the more important in light of current economic uncertainties and increased interest rates.

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

Cybersecurity incidents, data breaches and other privacy/data security incidents could disrupt our business operations, result in the loss or exposure of critical, confidential and/or sensitive information, adversely impact our reputation, result in costly regulatory investigations or litigation, create legal liability and harm our business.

Cybersecurity incidents, data breaches and other types of privacy/data security incidents are not uncommon in our industry due to the nature of our industry’s services, the volume of sensitive information involved, and the desirability of that information to bad actors. Incidents involving phishing, hacking and unintentional exposure of sensitive information, among others, can and do occur. Cybersecurity and other threats directed at us could range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures aimed at disrupting business or gathering personal data of customers, employees, contractors and other individuals. Recent high-profile ransomware attacks are examples of the kinds of cybersecurity risks we face.

In the ordinary course of our business, we collect and store sensitive data, including proprietary business information and personal information about our customers, employees and contractors. Our business, and particularly our cloud-based platform, is reliant on the uninterrupted functioning of our information technology systems. The secure processing, maintenance, and transmission of information are critical to our operations, especially the processing and closing of real estate transactions. Although we employ measures designed to prevent, detect, address, and mitigate these threats (including access controls, data encryption, vulnerability assessments, and maintenance of backup and protective systems), cybersecurity incidents and other privacy/data security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including potentially sensitive personal information of our customers) and the disruption of business operations. Any such compromises to our security could cause harm to our reputation, which could cause customers to lose trust and confidence in us or could cause agents to stop working for us. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers and business partners. We may also be subject to legal claims, government investigation, and additional state and federal statutory requirements.

Like others in our industry, we experience privacy/data security incidents, such as cybersecurity incidents and other attempts to disrupt or gain unauthorized access to our systems on a regular basis and instances of unauthorized or inadvertent access to or disclosure of sensitive personal information. When we become aware of privacy/data security incidents, we work diligently to address them, including by working to terminate unauthorized or inappropriate access and implementing additional measures and operational changes to avoid reoccurrence and future incidents. The consequences of a material privacy/data security incident can include violations of applicable privacy or data security laws, reputational damage, loss of market value, costly litigation with third parties (which could result in our exposure to material civil or criminal liability) and regulatory investigations, diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs (that may include liability for stolen assets or information), which in turn could have a material adverse effect on our competitiveness and results of operations.

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

Our mortgage business, Encompass Lending Group, intends to sell the mortgage loans that it originates to investors in the secondary mortgage market. Our ability to sell originated loans in the secondary market and receive net proceeds from the sale that exceed the loan amount depends largely on there being sufficient liquidity in the secondary market. While the residential real estate market has been impacted by the recent increase in real estate mortgage interest rates, the secondary market for mortgage loans is still stable. However, the secondary market can experience negative impact if interest rates move faster than the market can adjust as occurred in 2008 and 2009, which could negatively impact our business.

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

We rely on borrowings from warehouse credit facilities to fund substantially all of the mortgage loans that our mortgage business originates. To grow, our mortgage business depends, in part, on having sufficient borrowing capacity under current facilities or obtaining additional borrowing capacity under new facilities. The borrowing capacity under one or more of our current facilities may be reduced if we fail to comply with a facility’s ongoing obligations, including failing to satisfy financial covenants and cross-default clauses. If we were unable to receive the necessary capacity on acceptable terms and did not have sufficient liquidity or established operations to fund originations ourselves, then we may be unable to maintain or increase the amount of mortgage loans that we originate, which will adversely affect the growth of our mortgage business.

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

As part of our growth strategy, we may evaluate the potential acquisition of businesses offering products or services that complement our services offerings. If we identify a business that we deem to be suitable for acquisition and complete an acquisition, our evaluation may prove faulty, and the acquisition may prove unsuccessful. In addition, an acquisition may prove unsuccessful if we fail to effectively execute a post-acquisition integration strategy. We may be unable to successfully integrate the systems and personnel of the acquired businesses. An acquisition could negatively impact our culture or undermine its core values. Acquisitions could disrupt our existing operations or cause management to divert its focus from our core business. An acquisition could cause potentially dilutive issuances of equity securities, incurrence of debt, contingent liabilities or could cause us to assume or incur unknown or unforeseen liabilities. From time to time, we intend to evaluate other brokerages for acquisition in order to accelerate growth and might not succeed in identifying suitable candidates or we may acquire brokerages that negatively impact us.

We have recently acquired businesses that are outside our core competencies as a real estate brokerage, which could be difficult to integrate, disrupt our core business, dilute stockholder value, and adversely affect our operating results and the value of our common stock.

In the past few years, we have made acquisitions outside our core real estate brokerage competency, including Verus Title Inc., Naberly Solutions, LiveBy, Inc., E4:9 Holdings, Inc. and Cornerstone. These acquisitions present challenges that, should we fail to understand or address them adequately, could result in not achieving the expected financial results of these acquisitions, including for many of them failing to result in improved agent acquisition and retention, as well as increased revenue per agent transitions. Those acquisitions that are less established businesses as Fathom carry the additional risk of not having a long track record of success.

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

For example, although the U.S. residential real estate market has improved in the years after the significant and prolonged downturn that began in the second half of 2008 and continued through 2011, the COVID-19 pandemic significantly impacted the U.S. residential real estate market during the spring of 2020 with home sales in April and May declining to levels unseen since the recession of the late 2000’s. More recently, while U.S. residential home sales rebounded sharply beginning in June 2020 and overall 2020, they declined sharply in the latter half of 2022 as interest rates rose and economic uncertainties increased. We cannot predict whether the market will improve. If the residential real estate market or the economy as a whole does not continue to improve, we may experience adverse effects on our business, financial condition and liquidity, including our ability to access capital and grow our business.

Any of the following could cause further decline in the housing or mortgage markets and have a material adverse effect on our business by causing periods of lower growth or a decline in the number of home sales or home prices which, in turn, could adversely affect our revenue and profitability:

●	an increase in the unemployment rate;
●	a decrease in the affordability of homes due to changes in interest rates, home prices, and rates of wage and job growth;
●	slow economic growth or recessionary conditions;
●	weak credit markets;
●	low consumer confidence in the economy or the residential real estate market;
●	instability of financial institutions;
●	legislative, tax or regulatory changes that would adversely impact the residential real estate or mortgage markets, including but not limited to potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities, or GSEs, that provide liquidity to the U.S. housing and mortgage markets;
●	increasing mortgage rates, like we have experienced recently, and increasing down payment requirements or constraints on the availability of mortgage financing, including but not limited to the potential impact of various provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, or other legislation and regulations that may be promulgated thereunder relating to mortgage financing, including restrictions imposed on mortgage originators, as well as retention levels required to be maintained by sponsors to securitize certain mortgages;
●	excessive or insufficient home inventory levels on a regional level;
●	high levels of foreclosure activity, including but not limited to the release of homes already held for sale by financial institutions;
●	adverse changes in local or regional economic conditions, including potential impacts from the COVID-19 pandemic;
●	the inability or unwillingness of homeowners to enter into home sale transactions due to negative equity in their existing homes;
●	demographic changes, such as a decrease in household formations, lower turnover in the housing market due to homeowners staying in the same home longer than in the past, or slowing rate of immigration or population growth;
●	decrease in home ownership rates, declining demand for real estate and changing social attitudes toward home ownership;
●	changes in local, state and federal laws or regulations that affect residential real estate transactions or encourage ownership, including but not limited to changes in tax law in late 2017 that limit the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, and real property taxes and employee relocation expense; or

●	acts of nature, such as hurricanes, earthquakes and other natural disasters that disrupt local or regional real estate markets and which may, in some circumstances lead us to waive certain fees in impacted areas.

The continued decline in global economic conditions could also materially impact the revenue of our recently acquired businesses, including insurance, title insurance, mortgage, lead generation, and other ancillary services. For example, revenues of our newly acquired insurance business rely on premiums and commission rates set by insurers. These premiums and commissions are cyclical in nature and may vary widely based on market condition. Volatility or declines in market condition, or any other adverse trends in the insurance industry, could have a negative impact on the profitability of our insurance business.

A lack of financing for homebuyers in the U.S. residential real estate market at favorable rates and on favorable terms could have a material adverse effect on our financial performance and results of operations.

Our business is significantly impacted by the availability of financing at favorable rates or on favorable terms for homebuyers, which may be affected by government regulations and policies. For example, residential mortgage interest rates rose significantly through the end of 2022, negatively impacting our business. Certain potential reforms such as the U.S. federal government’s conservatorship of Fannie Mae and Freddie Mac, proposals to reform the U.S. housing market, attempts to increase loan modifications for homeowners with negative equity, monetary policy of the U.S. government, increases in interest rates and the Dodd-Frank Act may adversely impact the housing industry, including homebuyers’ ability to finance and purchase homes.

The monetary policy of the U.S. government, and particularly the Federal Reserve Board, which regulates the supply of money and credit in the United States, significantly affects the availability of financing at favorable rates and on favorable terms, which in turn affects the domestic real estate market. Policies of the Federal Reserve Board can affect interest rates available to potential homebuyers. Further, we are affected by any rising interest rate environment. Changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control, are difficult to predict, and could restrict the availability of financing on reasonable terms for homebuyers, which could have a material adverse effect on our business, results of operations and financial condition. Since December 2015, the Federal Open Market Committee of the Federal Reserve Board has raised the target range for federal funds 18 times, including three times in 2017, four times in 2018, seven times in 2022 and two times in 2023, after leaving the federal funds interest rate near zero since late 2008. The pace of future increases in the federal funds rate is uncertain, although the Federal Open Market Committee has indicated it expects additional increases to occur in 2023 and beyond. Historically, changes in the federal funds rate have led to changes in interest rates for other loans, but the extent of the impact on the future availability and price of mortgage financing cannot be predicted with certainty.

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

Prior to our 2020 initial public offering, there was no market for shares of our common stock. An active trading market for our common stock might not be sustained, which could depress the market price of our common stock and affect your ability to sell our shares. The trading price of our common stock has ranged from $3.70 to $56.81 and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

●	our operating performance and the operating performance of similar companies;
●	our non-GAAP operating performance, as reported using Adjusted EBITDA, is not equivalent to net income (loss) from operations as determined under GAAP and shareholders may consider GAAP measures to be more relevant to our operating performance;
●	the overall performance of the equity markets;
●	announcements by us or our competitors of acquisitions, business plans, or commercial relationships;
●	threatened or actual litigation;
●	any major change in our board of directors or management;
●	publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	large volumes of sales of our shares of common stock by existing shareholders; and
●	general political and economic conditions, including lingering impacts from the COVID-19 pandemic.

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

As of December 31, 2022, Joshua Harley, Marco Fregenal, and Glenn Sampson beneficially owned approximately 29.4%, 6.4%, and 8.9% of our outstanding common stock, respectively. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling shareholders. The three shareholders voting together can significantly influence all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, acquisition, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Executive Chairman of the Board and Chief Executive Officer, Mr. Harley controls the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other shareholders.

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

We also lease office space located at 24800 Chrisanta Drive, Suite 140, Mission Viejo, California, 92691. This office space is approximately 1,980 square feet and is primarily for our accounting team. This office lease expired during December 2020 and the Company is currently renting this space on a month-to-month lease. We also lease small office spaces in the various regions in which we operate, in order to comply with regulatory and licensing requirements within such jurisdictions and in some cases, to provide office space for our agents.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information regarding our equity compensation plans required by this Item 5 is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters” contained in our proxy statement related to the 2023 Annual Meeting of Shareholders (the “Proxy Statement”).

Market Information

Our common stock trades on The Nasdaq Capital Market under the symbol “FTHM”.

Holders of Common Stock

As of December 31, 2022, we had approximately 3,213 shareholders of record of our common stock.

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

Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

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

There were no equity repurchases for the quarter ended December 31, 2022. The approximate dollar value of shares that may yet be purchased pursuant to the repurchase program is $4.0 million. Management has no plans to repurchase additional shares at this time.

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

Fathom Realty Holdings, LLC, a Texas limited liability company (“Fathom Realty”), is a wholly owned subsidiary of Fathom Holdings Inc. Fathom Realty owns 100% of 39 subsidiaries, each an LLC representing the state in which the entity operates (e.g. Fathom Realty NJ, LLC).

Corporate Developments During 2021 and 2022

In March 2021, the Company completed its acquisitions of Red Barn Real Estate, LLC (“Red Barn”) and Naberly Inc. (“Naberly”). The acquisition of Red Barn, a real estate brokerage business, has helped us to expand our reach in the Atlanta region real estate market. The acquisition of Naberly is facilitating our further development of our proprietary intelliAgent platform to enhance offerings and improve operational efficiency.

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

In June 2021, the Company completed its acquisition of Epic Realty (“Epic”). The acquisition of Epic, a real estate brokerage business, has helped us to expand our reach in the Idaho real estate market. We further augmented our realty presence in Idaho with the addition of Woodhouse Group Realty (“Woodhouse”) in November 2021.

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

In January 2022, the Company completed its acquisition of Cornerstone Financial (“Cornerstone”). The acquisition of Cornerstone, a real estate mortgage business, has helped us to expand our reach in the DC and surrounding markets.

In February 2022, the Company completed its acquisition of iPro Realty Network (“iPro”). The acquisition of iPro, a real estate brokerage business, has helped us to expand our reach in the Utah real estate market.

Rising Interest Rates, COVID-19, and Other Risks

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

Beginning in the second quarter of 2022, several economic factors began to adversely impact the residential real estate market, including higher mortgage interest rates, lower consumer sentiment, increased inflation, and declining financial market conditions. This shift in the macroeconomic backdrop had an adverse impact on consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home and taking out a mortgage. As previously reported, our growth slowed beginning in the third quarter of 2022. Our mortgage business also experienced significant declines in loan volumes beginning in the second quarter of 2022, particularly from refinancing prior mortgages.

In response to these macroeconomic and consumer demand developments, we took action to adjust our operations and manage our business towards longer-term profitability despite these adverse macroeconomic factors. Looking ahead, we remain focused on reaching total company Adjusted EBITDA breakeven in the second quarter of 2023 and generating positive cash flow in the third quarter of 2023, even in today’s market environment. We continue to identify opportunities to streamline our overhead and, as of December 31, 2022, have already reduced expenses by approximately $3.0 million per quarter which we should see the full benefit of in the first quarter of 2023. Importantly, we believe these cost reductions were made without sacrificing our ability to continue to grow. This is well ahead of our initial plan to reduce expenses by $1.5 million per quarter. We believe that these cost reduction initiatives, combined with the increase in agent transaction fees that became effective in January of this year, have positioned our business for profitable growth and we remain on track to reach Adjusted EBITDA breakeven in the second quarter of 2023.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This new coronavirus caused a global health emergency and was declared a pandemic by the World Health Organization in March 2020 (“COVID-19’’ or the “Pandemic”).

We are continually monitoring the lingering effects COVID-19 could have on our business. We believe that in the states and regions in which we operate the social and economic impacts, which include, but are not limited to, the following, could have a significant bearing on our future financial condition, liquidity, and results of operations: (i) restrictions on in-person activities associated with residential real estate transactions arising from shelter-in-place, or similar isolation orders; (ii) decline in consumer demand for in-person interactions and physical home tours; and (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individual investment portfolios, and more stringent mortgage financing conditions. In response to COVID-19, the Company implemented cost-saving measures early on to include the elimination of non-essential travel and in-person training activities, and deferral of certain planned expenditures.

For the years ended December 31, 2021 and 2022, due in part to the widespread availability of multiple COVID-19 vaccines, the effects of the COVID-19 on business worldwide lessened. However, the continuing impact from COVID-19, as well as the recent increases in interest rates and inflationary pressure in the U.S. and world economies , is not fully known and cannot be estimated as the U.S. and global economies continue to react.

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

Fathom’s real estate agent network grew 28% to approximately 10,370 agent licenses at December 31, 2022, up from approximately 8,100 at December 31, 2021.

Agent Equity Ownership

Effective January 1, 2019, agents could receive stock grants, which vest in three years based on continued affiliation with the Company, in two ways: 1) when the agent closed a sale of a property for the Company; and 2) when the agent referred another agent to join the Company. These stock grants were granted quarterly. Effective January 1, 2023, agents will only be able to earn stock grants in the form of stock units based on agent referral metrics achieved. These stock grants will be granted quarterly and will vest in two years.

Reportable Segments

Our Chief Operating Decision Maker makes operating decisions and assesses performance based on the services of identified operating segments and has identified three reportable segments: Real Estate Brokerage; Mortgage; and Technology. Through its Real Estate Brokerage segment, the Company provides real estate brokerage services. Through its Mortgage segment, the Company provides residential loan origination and underwriting services. Through its Technology segment, the Company provides SaaS solutions and data mining for third party customers and continues to develop its intelliAgent platform for current use by the Company’s real estate agents.

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

Income Taxes

U.S. federal and state income tax benefits for a portion of historical net losses has been recognized in the period ended December 31, 2022. Previously the tax benefits had not been recognized due to our uncertainty of realizing a benefit from those items. As a result of certain acquisitions this period, we realized a portion of the pre-existing deferred tax assets due to the reversal of taxable temporary differences. As of December 31, 2022, we had federal net operating loss carryforwards of approximately $40.8 million and state net operating loss carryforwards of approximately $20.8 million. The federal net operating losses carry forward indefinitely. State net operating losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar state law provisions.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021 (amount in thousands)

Revenue

	Year Ended December 31,		Change
	2022	2021	Dollars	Percentage
Gross commission income	$390,615	314,373	$76,242	24%
Other service revenue	22,349	15,857	6,492	41%
Total revenue	$412,964	$330,230	$82,734	25%

For the year ended December 31, 2022, gross commission income increased by approximately $76.2 million or 24%, as compared with the year ended December 31, 2021. This increase was primarily attributable to an increase in transaction volume and to an increase in average revenue per transaction due to rising home prices. During the year ended December 31, 2022, transaction volume increased by 14% to approximately 44,700 transactions compared to approximately 39,200 transactions for the year ended December 31, 2021. Our transaction volume increased primarily due to the organic growth in the number of agents contracted with us and agents acquired through the acquisition of iPro in February 2022. During the year ended December 31, 2022, average revenue per transaction increased by 9% to $8,739 from $8,018 during the year ended December 31, 2021.

For the year ended December 31, 2022, other service revenue was approximately $22.3 million. This other service revenue was generated from the Company’s acquisition of Verus in late 2020, and E4:9 and LiveBy in April 2021 and Cornerstone in January 2022. See Note 3 to our consolidated financial statements for information about these acquisitions.

It is also important to note that, as described above under “Rising Interest Rates, COVID-19 and Other Risks,” our growth slowed during the second half of 2022 as a result of increased interest rates and economic uncertainties impacting the number of home sales and mortgage refinancings.

Operating Expenses

	Year Ended December 31,		Change
	2022	2021	Dollars	Percentage
Commission and other agent-related costs	$372,246	$300,509	$71,737	24%
Operations and support	8,249	5,470	2,779	51%
Technology and development	7,715	3,911	3,804	97%
General and administrative	43,217	32,733	10,484	32%
Marketing	5,218	1,895	3,323	175%
Depreciation and amortization	3,096	1,817	1,279	70%
Total operating expenses	$439,741	$346,335	$93,406	27%

For the year ended December 31, 2022, commission and other agent-related costs increased by approximately $71.7 million, or 24%, as compared with the year ended December 31, 2021. Commission and other agent-related costs primarily includes costs related to agent commissions; net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the increase in commission and other agent-related costs compared to the same period in 2021 was primarily attributable to an increase in agent commissions paid due to higher transaction volume and rising home prices.

For the year ended December 31, 2022, operations and support expenses were approximately $8.2 million as compared with $5.5 million for the year ended December 31, 2021. The higher expenses in the 2022 period were primarily attributable to the Company’s acquisitions of E4:9 and LiveBy in April 2021 and Cornerstone in January 2022, including increases in related non-cash stock compensation expense. See Note 3 to our consolidated financial statements for information about these acquisitions.

For the year ended December 31, 2022, technology and development expenses increased by approximately $3.8 million, or 97%, as compared with the year ended December 31, 2021. The increase was primarily attributable to our ongoing investment in the intelliAgent platform and our LiveBy business acquired in April 2021, including higher amortization expense related to continuing software development costs and a full year of amortization related to acquired LiveBy intangible assets.

For the year ended December 31, 2022, general and administrative expenses increased by approximately $10.4 million, or 32%, as compared with the year ended December 31, 2021. The increase in general and administrative expense was primarily attributable to our acquisitions completed in the second quarter of 2021 and the first quarter of 2022 and to increases in non-cash stock compensation expense. It is anticipated that general and administrative expense, excluding non-cash stock compensation expense, will decrease on an absolute dollar basis going forward driven by management’s strategic cost cutting measures.

For the year ended December 31, 2022, marketing expenses increased by approximately $3.3 million, or 175%, as compared with the year ended December 31, 2021. The increase was attributable to an increase in direct advertising costs primarily related to the Company’s expansion in new regions and markets and to promoting its newly acquired businesses.

Income Taxes

The Company recorded an income tax benefit of $0.1 million and $3.2 million for the years ended December 31, 2022 and 2021, respectively. The tax benefit for the year ended December 31, 2022 is primarily the result of the release of a portion of the valuation allowance against historical deferred tax assets. Net deferred tax liabilities of $0.3 million recorded in connection with the Cornerstone acquisition in the year ended December 31, 2022 provided a source of taxable income to support the realizability of a portion of the company’s pre-existing deferred tax assets. The tax benefit for the year ended December 31, 2021 is primarily the result of the release of the valuation allowance against historical deferred tax assets and recognition of benefit from the loss for the year ended December 31, 2021. Net deferred tax liabilities of $3.3 million recorded in connection with the E4:9 Holdings, Inc. and LiveBy, Inc. acquisitions for the year ended December 31, 2021 provided a source of taxable income to support the realizability of $1.6 million of pre-existing deferred tax assets, as well as currently generated deferred tax assets from the loss for the year ended December 31, 2021. The Company maintains a valuation allowance on the remaining net deferred tax assets at year-end due to historical operating losses.

Liquidity and Capital Resources (amount in thousands)

Capital Resources

	December 31,	December 31,	Change
	2022	2021	Dollars	Percentage
Current assets	$18,816	$54,450	$(35,634)	(65)%
Current liabilities	12,499	21,072	(8,573)	(41)%
Net working capital	$6,317	$33,378	$(27,061)	(81)%

To date, our principal sources of liquidity have been revenues and the net proceeds we received through public offerings and private sales of our common stock, as well as proceeds from loans. As of December 31, 2022, our cash totaled approximately $8.3 million, which represented a decrease of $29.5 million compared to December 31, 2021. As of December 31, 2022, we had net working capital of approximately $6.3 million, which represented a decrease of $27.1 million compared to December 31, 2021. In addition to our cash operating losses, the decrease in cash was primarily attributable to stock repurchases of approximately $6.0 million, investments in technology and our businesses of approximately $4.0 million, and payments for acquisitions of approximately $3.0 million.

We anticipate that our existing balances of cash and cash equivalents and future expected cash flows generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months from the date of the issuance of the consolidated financial statements for the year ended December 31, 2022.

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

Cash Flows

Comparison of the Years Ended December 31, 2022 and 2021 (amount in thousands)

	Year Ended December 31,		Change
	2022	2021	Dollars	Percentage
Net cash used in operating activities	$(6,583)	(11,697)	$5,114	44%
Net cash used in investing activities	$(7,096)	(14,560)	$7,464	51%
Net cash (used in) provided by financing activities	$(15,862)	34,616	$(50,478)	146%

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 consisted of a net loss of $27.6 million, including non-cash charges of $ $9.1 million of share-based compensation and $5.3 million of depreciation and amortization, and a $3.8 million gain on sale of mortgages. Changes in assets and liabilities were primarily driven by $13.5 million net effect of sale and payment of mortgage loans held for sale, $2.0 million decrease in accounts payable, $1.1 million decrease in accrued liabilities, and $1.9 million decrease in operating lease right of use liabilities, partially offset by a $0.5 million increase in accounts receivable, and $0.6 million decrease in lease liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 consisted of $1.6 million for business acquisitions, net of cash acquired, $1.4 million in deferred acquisition payments, $0.9 million for the purchase of property and equipment, and $3.1 million for purchases of intangible assets.

Net cash used in investing activities for the year ended December 31, 2021 consisted of $11.0 million for business and asset acquisitions, net of cash acquired, $0.9 million for the purchase of property and equipment, and $2.6 million for purchases of intangible assets.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2022 consisted of $6.0 million of stock repurchases, $9.4 million of net borrowing on warehouse lines of credit, and $0.9 million proceeds from notes payable attributable to financing our director and officer insurance, partially offset by $0.9 million in principal payments on an outstanding notes payable.

Net cash provided by financing activities for the year ended December 31, 2021 consisted of $35.0 million of gross proceeds from the issuance of common stock in connection with the Company’s 2021 Equity Offering, $1.6 million of net proceeds from borrowing on warehouse lines of credit and $1.1 million proceeds from notes payable attributable to financing our director and officer insurance, partially offset by $2.5 million in payments of offering costs in connection with issuance of common stock in connection with the public offering and $0.7 million in principal payments on an outstanding notes payable.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented (amount in thousands):

	Year Ended
	December 31,
	2022	2021
Net loss	$(27,626)	$(12,491)
Depreciation and amortization	5,346	2,748
Other expense (income), net	903	(366)
Income tax expense (benefit)	(54)	(3,247)
Stock based compensation	9,131	4,011
Transaction-related cost	73	1,186
Adjusted EBITDA	$(12,227)	$(8,159)

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

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The estimated fair values reflected in the purchase accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements. For each business combination completed during the year ended December 31, 2022, the estimated fair value of identifiable intangible assets, primarily consisting of agent relationships, tradenames, customer relationships and technology, was determined using the relief-from-royalty and multi-period excess earnings methods. The most significant assumptions under these methods include the estimated remaining useful life, expected future revenue, annual agent revenue attrition, costs to develop new agents, charges for contributory assets, tax rate, discount rate and tax amortization benefit. Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the respective acquired company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

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

47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Fathom Holdings Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fathom Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
March 30, 2023

We have served as the Company’s auditor since 2021.

FATHOM HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share data)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$8,320	$37,830
Restricted cash	60	91
Accounts receivable	3,074	3,981
Derivative assets	7	53
Mortgage loans held for sale, at fair value	3,694	9,862
Prepaid and other current assets	3,661	2,633
Total current assets	18,816	54,450
Property and equipment, net	2,945	1,250
Lease right of use assets	5,508	4,353
Intangible assets, net	27,259	24,243
Goodwill	25,607	20,541
Other assets	52	93
Total assets	$80,187	$104,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,343	$5,303
Accrued and other current liabilities	3,403	4,491
Warehouse lines of credit	3,580	9,577
Lease liability - current portion	1,609	870
Long-term debt - current portion	564	831
Total current liabilities	12,499	21,072
Lease liability, net of current portion	5,241	3,562
Long-term debt, net of current portion	129	146
Other long-term liabilities	297	—
Total liabilities	18,166	24,780
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock (no par value, shares authorized, 100,000,000; shares issued and outstanding, 17,468,562 and 16,751,606 as of December 31, 2022 and 2021, respectively)	—	—
Additional paid-in capital	109,626	100,129
Accumulated deficit	(47,605)	(19,979)
Total stockholders’ equity	62,021	80,150
Total liabilities and stockholders’ equity	$80,187	$104,930

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share data)

	Year Ended December 31,
	2022	2021
Revenue
Gross commission income	$390,615	$314,373
Other service revenue	22,349	15,857
Total revenue	412,964	330,230
Operating expenses
Commission and other agent-related costs	372,246	300,509
Operations and support	8,249	5,470
Technology and development	7,715	3,911
General and administrative	43,217	32,733
Marketing	5,218	1,895
Depreciation and amortization	3,096	1,817
Total operating expenses	439,741	346,335
Loss from operations	(26,777)	(16,105)
Other expense (income), net
Gain on extinguishment of debt	—	(433)
Interest expense (income), net	(11)	7
Other nonoperating expense (income), net	914	59
Other expense (income), net	903	(367)
Loss before income taxes	(27,680)	(15,738)
Income tax expense (benefit)	(54)	(3,247)
Net loss	$(27,626)	$(12,491)
Net loss per share:
Basic	$(1.73)	$(0.88)
Diluted	$(1.73)	$(0.88)
Weighted average common shares outstanding:
Basic	16,001,367	14,269,078
Diluted	16,001,367	14,269,078

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

(amounts in thousands except share data)

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at December 31, 2021	16,751,606	$—	$100,129	$(19,979)	$80,150
Issuance of common stock for purchase of businesses	470,982	—	6,191	—	6,191
Repurchase of common stock	(686,097)	—	(6,045)	—	(6,045)
Stock-based compensation, net of forfeitures	932,071	—	9,351	—	9,351
Net loss	—	—	—	(27,626)	(27,626)
Balance at December 31, 2022	17,468,562	$—	$109,626	$(47,605)	$62,021

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at December 31, 2020	13,830,351	$—	$37,139	$(7,488)	$29,651
Issuance of common stock in connection with public offering	1,750,000	—	35,000	—	35,000
Offering costs in connection with public offering	—	—	(2,471)	—	(2,471)
Issuance of common stock for purchase of business	777,380	—	25,538	—	25,538
Issuance of common stock pursuant to exercise of stock options	16,972	—	80	—	80
Stock-based compensation, net of forfeitures	376,903	—	4,843	—	4,843
Net loss	—	—	—	(12,491)	(12,491)
Balance at December 31, 2021	16,751,606	$—	$100,129	$(19,979)	$80,150

The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amount in thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,626)	$(12,491)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,346	2,748
Non-cash lease expense	1,856	—
Gain on extinguishment of debt	—	(433)
Gain on sale of mortgages	(3,819)	(5,205)
Stock-based compensation	9,131	4,011
Deferred income taxes	297	(3,339)
Bad debt expense	—	248
Other non-cash	—	15
Change in operating assets and liabilities:
Accounts receivable	485	(1,254)
Derivative assets	46	37
Derivative liabilities	—	(120)
Prepaid and other current assets	(1,004)	(1,248)
Other assets	78	(31)
Accounts payable	(1,959)	1,674
Accrued and other current liabilities	(1,081)	1,112
Operating lease liabilities	(1,867)	(584)
Operating lease right of use assets	—	675
Other liabilities	—	(1,001)
Mortgage loans held for sale	(246,327)	(179,297)
Proceeds from sale and principal payments on mortgage loans held for sale	259,861	182,786
Net cash used in operating activities	(6,583)	(11,697)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(945)	(877)
Amounts paid for business and asset acquisitions, net of cash acquired	(1,639)	(11,081)
Amounts paid for deferred acquisition consideration	(1,400)	—
Purchase of intangible assets	(3,112)	(2,602)
Net cash used in investing activities	(7,096)	(14,560)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,307)	(740)
Proceeds from insurance note payables	924	—
Proceeds from issuance of common stock	—	80
Net borrowings on warehouse lines of credit	(9,434)	1,618
Proceeds from the issuance of common stock in connection with public offering	—	35,000
Repurchase of common stock	(6,045)	—
Payment of offering cost in connection with issuance of common stock in connection with public offering	—	(2,471)
Proceeds from note payable	—	1,129
Net cash (used in) provided by financing activities	(15,862)	34,616

Net decrease in cash, cash equivalents, and restricted cash	(29,541)	8,359
Cash, cash equivalents, and restricted cash at beginning of period	37,921	29,562
Cash, cash equivalents, and restricted cash at end of period	$8,380	$37,921

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$4	$13
Income taxes paid	111	39
Amounts due to sellers	1,100	—
Right of use assets obtained in exchange for new lease liabilities	2,385	1,839
Issuance of common stock for purchase of business	6,168	25,538
Extinguishment of Paycheck Protection Program Loan	—	433
Loan receivable forgiven and used as purchase consideration	—	165
Capitalized share- based compensation	220	833

Reconciliation of cash and restricted cash:
Cash and cash equivalents	$8,320	$37,830
Restricted cash	60	91
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$8,380	$37,921

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

During the year ended December 31, 2022, Fathom significantly grew its agent network and expanded its technology offerings. In addition, in January 2022, the Company completed its acquisition of Cornerstone Financial (“Cornerstone”), a real estate mortgage business, thereby expanding its reach in the DC and surrounding markets, and in February 2022, the Company completed its acquisition of iPro Realty Network (“iPro”), a real estate brokerage business, thereby expanding its reach in the Utah real estate market.

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

Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $27.6 million and $12.5 million for the years ended December 31, 2022 and 2021, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business organically and via acquisitions. The Company had cash and cash equivalents of $8.3 million and $37.8 million as of December 31, 2022 and 2021, respectively. Management believes that existing cash along with its planned budget, which includes an increase in agent fees implemented in January 2023, growth from increasing attach rates across the Company’s businesses from internal referrals, reduction of certain expenses given initiatives implemented in early 2023, and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements.

COVID-19 Risks, Impacts and Uncertainties — In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This new coronavirus caused a global health emergency and was declared a pandemic by the World Health Organization in March 2020 (“COVID-19’’ or the “Pandemic”).

We are continually monitoring the lingering effects COVID-19 could have on our business. We believe that in the states and regions in which we operate the social and economic impacts, which include, but are not limited to, the following, could have a significant bearing on our future financial condition, liquidity, and results of operations: (i) restrictions on in-person activities associated with residential real estate transactions arising from shelter-in-place, or similar isolation orders; (ii) decline in consumer demand for in-person interactions and physical home tours; and (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individual investment portfolios, and more stringent mortgage financing conditions. In response to COVID-19, the Company implemented cost-saving measures early on to include the elimination of non-essential travel and in-person training activities, and deferral of certain planned expenditures.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2022, due in part to the widespread availability of multiple COVID-19 vaccines, the effects of the COVID-19 on business worldwide lessened. However, the continuing impact from COVID-19, as well as the recent increases in interest rates and inflationary pressure in the U.S. and world economies, is not fully known and cannot be estimated as the U.S. and global economies continue to react.

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

Agent Annual Fees Receivable - Agent annual fees receivable, net of estimated allowances for uncollectible accounts of approximately $0.2 million as of December 31, 2022 and 2021, is recorded in prepaid and other current assets on the consolidated balance sheet. The agent annual fees receivable represents the $500 fee agents pay on their first sale or their one-year anniversary date, which is recognized as a reduction to cost of revenue ratably over the year in which the fee pertains. The Company estimates the allowance for uncollectible accounts based on historical write-off experience each period.

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

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill - Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. Goodwill is assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill for the year ended December 31, 2022.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company believes that it is currently more likely than not that its deferred tax assets will not be realized and as such, it has recorded a full valuation allowance for these assets. The Company evaluates the likelihood of the ability to realize deferred tax assets in future periods on a quarterly basis, and when appropriate evidence indicates it would release its valuation allowance accordingly. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and accumulated deficit, the Company provided a full valuation allowance against the U.S. tax assets resulting from the tax losses as of December 31, 2022 and 2021.

Recently Implemented Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes”. The provisions of ASU 2019-12 include eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance is effective for the reporting period beginning after December 15, 2021, and the interim periods therein. The Company adopted this standard effective January 1, 2022 and the application of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. Based on the Company’s status as a smaller reporting company, the new standard is effective for the Company for fiscal years beginning after December 15, 2022. The Company has evaluated the impact of the pending adoption of the new standard on its consolidated financial statements and believes it will be immaterial. The Company intends to adopt the standard on January 1, 2023.

The Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance in this ASU is optional and may be elected now through December 31, 2024 as reference rate reform activities occur. We will continue to evaluate the impact of this ASU; however, we currently expect to avail ourselves of such optional expedients and exceptions should our modified contracts meet the required criteria.

Note 3. Acquisitions

Acquisition of Red Barn

On March 1, 2021, the Company completed the acquisition of Red Barn, in a transaction deemed immaterial to the Company. The Red Barn acquisition was accounted for as a business combination using the acquisition method of accounting.

Acquisition of Naberly

On March 1, 2021 the Company acquired substantially all of the assets of Naberly for cash consideration of approximately $2.7 million. Based on the Company’s estimation of the fair value of the assets acquired, the Naberly acquisition was accounted for as an asset acquisition. The total acquisition cost, including transaction costs of approximately $0.1 million, was approximately $2.8 million and was recorded as software intangible assets.

Acquisition of E4:9

On April 16, 2021 the Company purchased 100% of outstanding capital stock of E4:9. The Company accounted for the E4:9 acquisition as a business combination. The purchase price consisted of approximately $9.8 million cash consideration and $16.6 million common stock consideration for a total purchase price of approximately $26.5 million. The aggregate purchase price exceeded

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s consolidated financial statements include the results of operations of E4:9 since the closing on April 16, 2021. During the year ended December 31, 2022, E4:9 contributed $15.8 million in revenues and $7.4 million in net loss to the Company. During the period from the acquisition closing on April 16, 2021 through December 31, 2021, E4:9 contributed approximately $11.0 million in revenues and $3.5 million in net loss to the Company.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2022, LiveBy contributed $2.7 million and $0.6 million of revenues and net loss, respectively. During the period from the acquisition closing through December 31, 2021, LiveBy contributed approximately $1.7 million and $0.1 million of revenues and net loss, respectively.

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

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company updated the fair value estimates used in the purchase price allocation related to the Cornerstone and iPro acquisitions during the period from acquisition through December 31, 2022, resulting in an increase of $0.5 million in the fair value of assumed finite lived intangible assets, an increase of $0.3 million in other assets, and a $0.5 million decrease in goodwill, and a $0.1 increase in deferred tax liabilities.

Pro forma information has not been included as it is impracticable to obtain the information due to the lack of availability of historical GAAP financial data. The results of operations of these businesses do not have a material effect on the Company’s consolidated results of operations. Acquisition related costs incurred during the year ended December 31, 2022, were $73,000 and are included in general and administrative expense.

Supplemental Pro Forma Financial Information

On an unaudited pro forma basis, the revenues and net loss of the Company assuming the acquisitions of E4:9 and LiveBy occurred on January 1, 2021, are shown below (amount in thousands except share data). The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition happened on January 1, 2021, nor is the financial information indicative of the results of future operations. The pro forma financial information includes the estimated amortization expense based on the fair value and estimated useful lives of intangible assets as part of the acquisitions of E4:9 and LiveBy.

Year ended December 31,
2021
Revenue	$335,743
Net loss	$(13,697)
Net loss per share (basic)	$(0.92)

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

The changes in the carrying value of goodwill by segment as of December 31, 2022 are as noted in the table below (amount in thousands):

	Real Estate
	Brokerage	Mortgage	Technology	Other (a)	Total
Balance at December 31, 2021	$1,099	$7,399	$4,168	$7,875	$20,541
Goodwill acquired during the period	1,461	2,876	—	—	4,337
Fair Value measurement adjustment (see Note 10)	130	153	—	446	729
Balance at December 31, 2022	$2,690	$10,428	$4,168	$8,321	$25,607

(a)– Other comprises goodwill not assigned to a reportable segment.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following at the dates indicated (amount in thousands):

	December 31,
	2022	2021
Vehicles	$—	$—
Computers and equipment	774	483
Furniture and fixtures	1,269	634
Leasehold improvements	1,711	380
Total property and equipment	3,754	1,497
Accumulated depreciation	(809)	(247)
Total property and equipment, net	$2,945	$1,250

Depreciation expense for property and equipment was approximately $0.6 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively, of which $0.02 million and $0, respectively was included in technology and development expense.

Note 6. Intangible Assets, Net

Intangible assets, net, consisted of the following at the dates indicated (amount in thousands):

	December 31, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Trade names	$7,956	$1,263	$6,693
Software development	12,349	3,029	9,320
Customer relationships	8,180	2,085	6,095
Agent relationships	5,856	988	4,868
Know-how	430	147	283
	$34,771	$7,512	$27,259

	December 31, 2021
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Trade names	$6,326	$(454)	$5,872
Software development	9,017	(1,095)	7,922
Customer relationships	8,180	(897)	7,283
Agent relationships	3,030	(233)	2,797
Know-how	430	(61)	369
	$26,983	$(2,740)	$24,243

As of December 31, 2022, the estimated future amortization expense for definite-lived intangible assets will be (amount in thousands):

Years Ended December 31,
2023	$5,176
2024	5,048
2025	4,809
2026	4,174
2027	3,173
Thereafter	4,879
Total	$27,259

Amortization expense for purchased and capitalized software included in technology and development expense was approximately $2.2 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following at the dates indicated (amount in thousands):

	December 31,	December 31,
	2022	2021
Deferred annual fee	$1,100	$546
Due to sellers	857	1,400
Accrued compensation	884	1,033
Other accrued liabilities	562	1,422
Total accrued liabilities	$3,403	$4,401

Note 8. Warehouse Lines of Credit

Encompass Lending Group (“Encompass”), a wholly owned subsidiary of the Company, utilizes line of credit facilities as a means of temporarily financing mortgage loans pending their sale. The underlying warehouse lines of credit agreements, as described below, contain financial and other debt covenants.

Encompass maintains a master loan warehouse agreement with a bank whereby Encompass borrows funds to finance the origination or purchase of eligible loans. Interest on funds borrowed is equal to the greater of the 30-Day Secured Overnight Financing Rate (SOFR) rate plus 2.625% or 3.50%. The agreement expires in July 2023. The maximum funding available under these loans at December 31, 2022 and December 31, 2021 was $15.0 million. At December 31, 2022 and 2021, the outstanding balance on this warehouse line was approximately $1.7 million and $4.3 million, respectively. As of December 31, 2022, Encompass was in compliance with the debt covenants under this facility.

Encompass maintains a mortgage participation purchase agreement with a bank whereby Encompass borrows funds to finance the origination or purchase of eligible loans. Interest on funds borrowed is equal to the greater of the London Inter-Bank Offered Rate (Libor) Rate plus 2.00% or 3.5%. The agreement expires in April 2023.The maximum funding available under these loans at December 31, 2022 and December 31, 2021 was $25.0 million. At December 31, 2022 and 2021, the outstanding balance on this warehouse line was approximately $0.8 million and $3.1 million, respectively. As of December 31, 2022, Encompass was not in compliance with certain of these debt covenants related to earnings. Pursuant to an amendment signed on March 9, 2023, Encompass received a waiver on the non-compliant covenants.

Encompass maintains a warehousing credit and security agreement with a bank whereby Encompass borrows funds to finance the origination of eligible mortgage loans. Interest on funds borrowed is equal to the greater of the daily adjusting Bloomberg Short-Term Bank Yield (BSBY) rate plus 2.00% or 3.5% per annum. The agreement expires in September 2023. The daily adjusting BSBY rate plus 2.00% as of December 31, 2022 was 6.36% and the daily adjusting LIBOR plus 2.00% as of December 31, 2021 was 2.09%. The maximum funding available under these loans at December 31, 2022 and December 31, 2021 was $15.0 million. At December 31, 2022 and December 31, 2021, the outstanding balance on this warehouse line was approximately $1.0 million and $2.2 million, respectively. As of December 31, 2022, Encompass was not in compliance with certain of these debt covenants related to earnings. Pursuant to an amendment signed on March 9, 2023, Encompass has received a waiver on the non-compliant covenants.

Note 9. Debt

Long-term debt consisted of the following at the dates indicated (amount in thousands):

	December 31,	December 31,
	2022	2021
Small Business Administration Loan	$151	$171
Notes Payable	542	806
Total debt	693	977
Long-term debt, current portion	(564)	(831)
Long-term debt, net of current portion	$129	$146

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable

Additionally, in connection with the acquisition of E4:9, the Company assumed a non-interest-bearing approximately $0.4 million promissory note to be paid in full at maturity date of July 1, 2022. During the year ended December 31, 2022, the Company paid the full balance of the promissory note.

In July 2022, the Company entered into a promissory note for approximately $0.5 million in conjunction with a renewal of its director and officer insurance policy. The interest rate was 4.92% per annum. The note will mature on April 30, 2023.

In October 2022, the Company entered into a promissory note for approximately $0.4 million in conjunction with a renewal of its executive and officer insurance policy. The interest rate was 9.0% per annum. The note will mature on October 1, 2023.

In July 2021, the Company entered into a promissory note for approximately $0.9 million in conjunction with a renewal of its director and officer insurance policy. The interest rate was 2.5% per annum. The note matured on July 31, 2022.

In October 2021, the Company entered into a promissory note for approximately $0.3 million in conjunction with a renewal of its executive and officer insurance policy. The interest rate was 6.0% per annum. The note matured on October 9, 2022.

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

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:

●	Agreed prices from Interest Rate Lock Commitments (“IRLC”);
●	Trading prices for derivative hedges; and
●	Closing prices at December 31, 2022 for derivative hedges.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively (amount in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$3,694	$—	$3,694
Derivative assets	—	—	7	7
	$—	$3,694	$7	$3,701

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$9,862	$—	$9,862
Derivative assets	—	—	53	53
	$—	$9,862	$53	$9,915

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

Note 11. Stockholders’ Equity

On March 10, 2022, the Company’s Board of Directors authorized an expenditure of up to $10 million for the repurchase of shares of the Company’s common stock. The share repurchase program does not have a fixed expiration. Under the program, repurchases can be made from time-to-time using a variety of methods, including open market transactions, privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended or discontinued at any time at the Company’s discretion. During the year ended December 31, 2022, the Company reacquired 686,097 shares for approximately $6.0 million. As of December 31, 2022, the Company had approximately $4.0 million remaining under the share repurchase authorization.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2022, the Company issued shares of common stock as part of the purchase consideration in connection with the acquisitions of iPro and Cornerstone. Refer to Note 3 for additional information about these acquisitions and the shares of common stock issued.

The Company has an outstanding equity-classified warrant issued to an underwriter in August 2020 (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant is exercisable at a per share exercise price of $11.00 and is exercisable at any time through August 4, 2025. As of December 31, 2022, no portion of the Underwriter Warrant has been exercised or expired.

During the year ended December 31, 2021, the Company sold 1,400,000 shares of common stock in connection with a secondary public offering for $32.5 million, net of offering costs.

Note 12. Share-based Compensation

The Company’s 2017 Stock Plan (the “2017 Plan”) provides for granting stock options and restricted stock awards to employees, directors, contractors and consultants of the Company. A total of 3,182,335 shares of common stock are authorized to be issued pursuant to the 2017 Plan. As of December 31, 2022, there were 2,739,261 shares available for future grants under the 2017 Plan. The Company has not since August 2019 granted, and in the future does not intend to grant, awards under the 2017 Stock Plan.

The Company’s 2019 Omnibus Stock Incentive Plan (the “2019 Plan”) provides for granting stock options and restricted stock awards to employees, directors, contractors and consultants of the Company. During 2022 and 2021, the Company amended the 2019 Plan by adding an additional two million and one million shares authorized to be issued, respectively. A total of 4,060,778 shares of common stock are authorized to be issued pursuant to the 2019 Plan. As of December 31, 2022, there were 1,680,931 shares available for future grants under the 2019 Plan.

Restricted Stock Awards

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2020	390,787	$13.56
Granted	448,481	30.01
Vested	(86,205)	(29.12)
Forfeited	(35,966)	(12.90)
Nonvested at December 31, 2021	717,097	$11.02
Granted	1,097,045	8.72
Vested	(302,869)	13.12
Forfeited	(136,128)	15.88
Nonvested at December 31, 2022	1,375,145	14.23

In March 2021, pursuant to the 2019 Plan, in connection with the Company’s acquisitions of Naberly and Red Barn (see Note 3), the Company granted 44,568 restricted stock awards to former founders who are now employees of the Company, of which 10,478 will vest one year from the grant date, and the remaining 34,090 will vest 18 months from the grant date. The fair value of the Company’s restricted stock awards granted in March 2022 was $44.00 per share based on the Company’s closing stock price on the grant date.

During 2022 in connection with acquiring brokerage teams, the Company issued an aggregate of 28,846 restricted stock awards to former founders who are now employees of the Company the majority of which vest within one year from the grant date.

At December 31, 2022, the total unrecognized compensation related to unvested restricted stock awards granted was $12.2 million which the Company expects to recognize over a period of approximately two years.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2021	—	$—
Granted	392,564	6.58
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2022	392,564	$6.58

During 2022, the Company commenced granting restricted stock units to employees and agents.

At December 31, 2022, the total unrecognized compensation related to unvested restricted stock units was granted was $1.8 million which the Company expects to recognize over a period of approximately eighteen months.

Stock Option Awards

A summary of stock option activity under the 2017 and 2019 Plans are as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Options	Average	Term in	intrinsic value
Stock Options	Outstanding	Exercise Price	Years	(in thousands)
Balance at December 31, 2020	47,332	$8.03	8.8	$1,326
Granted	13,638	44	—	—
Exercised	(16,974)	4.71	—	—
Balance at December 31, 2021	43,996	$20.46	8.5	$510
Granted	103,711	8.22	9.67	—
Exercised	—	—	—	—
Balance at December 31, 2022	147,707	11.87	9.32	—
Options exercisable at December 31, 2022	43,996	20.46	7.23	—

The weighted-average grant-date fair value of options granted during the years ended December 31, 2022 and 2021, was $8.22 and $18.64, respectively. At December 31, 2022, the total unrecognized compensation related to unvested stock option awards granted was $0.3 million which the Company expects to recognize over a period of approximately 7 months.

Stock based compensation related to the Company’s 2017 and 2019 Plans are as follows (amount in thousands):

	Year Ended December 31,
	2022	2021
Commission and other agent-related cost	$2,920	$1,501
Operations and support	609	441
Technology and development	79	417
General and administrative	5,334	1,539
Marketing	189	113
Total stock-based compensation	$9,131	$4,011

The Company capitalized $0.2 million and $0.8 million of stock-based compensation expense associated with the cost of developing software for internal use during the years ended December 31, 2022 and 2021, respectively.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Equity-classified Warrants

On August 4, 2020, the Company issued a warrant to an underwriter (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant is exercisable at a per share exercise price of $11.00 and is exercisable at any time from and after January 31, 2022 through August 4, 2025. As of December 31, 2022, no portion of the Underwriter Warrant was issued, exercised, or expired.

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

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating leases for the periods indicated (amount in thousands):

	Year Ended December 31,
	2022	2021
Operating lease expense	$1,856	$968
Short-term lease expense	550	388
Total lease cost	$2,406	$1,356

Lease Position as of December 31, 2022 and 2021

Right of use lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows (amount in thousands):

	December 31,
	2022	2021
Assets
Lease right of use assets	$7,363	$4,353
Total lease assets	$7,363	$4,353

Liabilities
Current liabilities:
Lease liability - current portion	$1,610	$870
Noncurrent liabilities:
Lease liability, net of current portion	5,240	3,562
Total lease liability	$6,850	$4,432

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of:

	December 31,
	2022	2021
Weighted average remaining lease term (in years) - operating leases	4.7	4.98
Weighted average discount rate - operating leases	6.19%	5.91%

Future Minimum Lease Payments

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2022, for the following five fiscal years and thereafter were as follows (amount in thousands):

Years Ended December 31,	Operating Leases
2023	$1,977
2024	1,681
2025	1,447
2026	1,104
2027	969
2028 and thereafter	710
Total Minimum Lease Payments	7,888
Less effects of discounting	(1,038)
Present value of future minimum lease payments	$6,850

Note 15. Related Party Transactions

We lease office space from entities affiliated with certain of our employees. We paid $0.5 million and $0.3 million in total rent expense under these leases for the year ended December 31, 2022 and 2021, respectively.

Included in marketing expense for each of the years ended December 31, 2022 and 2021 was approximately $0.5 million from related parties in exchange for the Company receiving marketing services.

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows (amount in thousands except share data):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss attributable to common stock—basic and diluted	$(27,626)	$(12,491)
Denominator:
Weighted- average basic and diluted shares outstanding	16,001,367	14,269,078

Net loss per share attributable to common stock—basic and diluted	$(1.73)	$(0.88)

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive.

	Year Ended December 31,
	2022	2021
Stock options	147,707	20,156
Non-vested restricted stock awards	1,375,145	717,097
Non-vested restricted stock units	392,564	—
Common stock warrants	240,100	240,100

Note 17. Income Taxes

The provision for income taxes consists of the following (amount in thousands):

	December 31,
	2022	2021
Current provision:
Federal	$—	$—
State	22	92
Total current	22	92
Deferred benefit:
Federal	40	(2,983)
State	(116)	(356)
Total deferred	(76)	(3,339)
Income tax benefit	$54	$3,247

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate consists of the following (amount in thousands):

	For the Years Ended December 31,
	2022		2021
Provision for federal income taxes at statutory rates	5,822	(21)%	3,305	(21)%
Provision for state income taxes, net of federal benefit	505	(2)%	200	(1)%
Change in valuation allowance	(6,274)	23%	(203)	1%
Nondeductible expenses	(6)	—%	(55)	—%
Return to provision adjustments	—	—%	—	—%
Other	7	—%	—	—%
Income tax benefit	54	—%	3,247	21%
Effective Tax Rate	0.2%		20.6%

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of the temporary differences and carryforwards that give rise to the deferred tax assets consist of the following (amount in thousands):

	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$9,383	$5,581
Property and equipment	—	—
Intangibles	—	—
Reserves	94	47
Share based compensation	2,270	713
Interest expense carryforward	18	43
Research and development credits	35	35
Lease liability	1,566	1,009
Basis in partnership	2	3
Charitable contributions carryover	28	16
Total deferred tax assets	13,396	7,447
Deferred tax liabilities
Property and equipment	(54)	(66)
Intangibles	(3,247)	(3,432)
Internally developed software	(692)	(877)
Unrealized gain/loss	(29)	—
Right-of-Use assets	(1,259)	(991)
Prepaid expenses	(287)	(229)
Total deferred tax liabilities	(5,568)	(5,595)
Valuation allowance	(8,125)	(1,852)
Deferred tax liability, net	$(297)	$—

As of December 31, 2022, and December 31, 2021, the Company had federal net operating loss carryforwards of approximately $40.8 million and $24.3 million and state net operating loss carryforwards of approximately $20.8 million and $12.8 million, respectively. Losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The adoption of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the years ended December 31, 2022 and 2021. Currently, the statute of limitations remains open subsequent to and including the year ended December 31, 2019.

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

Our Chief Operating Decision Maker makes operating decisions and assesses performance based on the services of identified operating segments and has identified three reportable segments: Real Estate Brokerage; Mortgage; and Technology. Through its Real Estate Brokerage segment, the Company provides real estate brokerage services. Through its Mortgage segment, the Company provides residential loan origination and underwriting services. Through its Technology segment, the Company provides SaaS solutions and data mining for third party customers and continues to develop its intelliAgent platform for current use by the Company’s real estate agents.

Revenue and Adjusted EBITDA are the primary measures used by the CODM to evaluate financial performance of the reportable segments and to allocate resources. Adjusted EBITDA represents the revenues of the operating segment less operating expenses directly attributable to the respective operating segment. Adjusted EBITDA is defined by us as net income (loss), excluding other income and expense, costs related to acquisitions, income taxes, depreciation and amortization, and share-based compensation expense. In particular, the Company believes the exclusion of non-cash share-based compensation expense related to restricted stock

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

awards and stock options and transaction-related costs provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. The Company’s presentation of Adjusted EBITDA might not be comparable to similar measures used by other companies.

The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The balance sheet is managed on a consolidated basis and is not used in the context of segment reporting.

Key operating data for the reportable segments for the years ended December 31, 2022 and 2021 and are set forth in the tables below (amount in thousands). The Company has included the results of the acquisitions from the acquisition date.

	Year Ended
	December 31,
Revenue	2022	2021
Real Estate Brokerage	$390,615	$314,373
Mortgage	9,637	6,799
Technology	2,709	2,021
Corporate and other services (a)	10,002	7,037
Total revenue	$412,963	$330,230

	Year Ended
	December 31,
Adjusted EBITDA	2022	2021
Real Estate Brokerage	$2,025	$315
Mortgage	(2,902)	(1,145)
Technology	(1,440)	(792)
Total Segment Adjusted EBITDA	(2,317)	(1,622)
Corporate and other services (a)	(9,910)	(6,537)
Total Company Adjusted EBITDA	(12,227)	(8,159)
Depreciation and amortization	(5,346)	(2,748)
Other expense (income), net	(903)	367
Income tax expense (benefit)	54	3,247
Stock based compensation	(9,131)	(4,011)
Transaction-related costs	(73)	(1,187)
Net loss	$(27,626)	$(12,491)
(a)	Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and other services line.

FATHOM HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Commitments and Contingencies

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification of employees verse independent contractors, intellectual property, commercial or contractual claims, brokerage or real estate disputes, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and various liabilities based upon conduct of individuals or entities outside of the Company’s control, including agents and third-party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of December 31, 2022, there was no material litigation against the Company.

In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheet at December 31, 2022, consistent with GAAP and industry practice. The balances amounted to $1.8 million and $2.3 million at December 31, 2022 and 2021, respectively.

Encompass Net Worth Requirements

In order to maintain approval from the U.S. Department of Housing and Urban Development to operate as a Title II non-supervised mortgagee, our indirect subsidiary Encompass Lending Group is required to maintain adjusted net worth of $1,000,000 and must maintain liquid assets (cash, cash equivalents, or readily convertible instruments) of 20% of the required net worth. As of December 31, 2022, Encompass had adjusted net worth of approximately $3.5 million and liquid assets of $3.9 million.

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

Note 20. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2022, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these consolidated financial statements and related notes, the Company has determined that there are no material subsequent events that would require recognition or disclosure.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2022, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (the “2013 Framework”).

Based on this evaluation under the 2013 Framework, our Chief Executive Officer and our President and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a code of ethics relating to the conduct of our business by all of our employees, officers, and directors, as well as a code of conduct specifically for our principal executive officer and senior financial officers. We intend to disclose any amendments to, or waivers from, our codes of ethics that are required to be publicly disclosed pursuant to rules of the SEC by filing such amendment or waiver with the SEC. Each of these policies is posted under the “Investors - Governance” section of our website, www.fathominc.com.

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

(b) Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated November 4, 2020, by and among Fathom Holdings Inc., Verus Title Inc., and the sellers named therein.*	8-K	—	2.1	November 5, 2020

2.2	Agreement and Plan of Merger, dated April 7, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub C, Inc., LiveBy, Inc., the stockholders of LiveBy part hereto and Cory Scott, as stockholder representative. *	8-K	—	2.1	April 9, 2021

2.3	Agreement and Plan of Merger, dated April 13, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub A, Inc., Fathom Merger Sub B, LLC, E4:9 Holdings, Inc., the stockholders named therein and Paul S. Marsh, as stockholder representative. *	8-K	—	2.1	April 14, 2021

3.1	Restated Articles of Incorporation of Fathom Holdings Inc.	S-1	333-235972	3.1	January 17, 2020

3.1.1	Articles of Amendment to the Restated Articles of Incorporation of Fathom Holdings Inc., effective July 27, 2020.	8-K	—	3.1	August 4, 2020

3.2	Second Amended and Restated Bylaws of Fathom Holdings Inc.	S-1/A	333-235972	3.2	July 16, 2020
4.1	Underwriter Warrant issued August 4, 2020.	8-K	—	4.1	August 4, 2020

4.2	Description of Securities.	10-K	—	4.2	March 24, 2021

10.1	Fathom Holdings Inc. 2017 Stock Plan. #	8-K	—	10.1	August 4, 2020

10.2	Fathom Ventures, Inc. 2017 Stock Plan Form of Restricted Stock Award Agreement. #	S-1	333-235972	10.2	January 17, 2020

10.3	Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.2	August 4, 2020

10.3.1	Amendment to Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K		10.1	October 20, 2021

10.3.2	Amendment to The Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan #	8-K		10.1	October 31, 2022

10.4	Form of Fathom Agent Agreement. #	S-1	333-235972	10.7	January 17, 2020
10.5	Commercial Lease Agreement, dated October 12, 2015, by and between Powell Commonwealth Associates, LLC and Fathom Realty, LLC.	S-1	333-235972	10.8	January 17, 2020

10.6	Commercial Lease Agreement, entered into on November 21, 2017, by and between King Commercial Properties, LLC and Fathom Realty, LLC.	S-1	333-235972	10.9	January 17, 2020

10.7	Lease Agreement, dated October 1, 2015, by and between Henderson & Murphy LLC and Fathom Realty Holdings, LLC.	S-1	333-235972	10.10	January 17, 2020

16.1	Letter dated June 8, 2021 regarding change in certifying accountant.	8-K	—	16.1	June 11, 2021

21.1	Fathom Holdings Inc. Subsidiaries.	—	—	—	Filed herewith

23.1	Consent of Deloitte & Touche LLP.	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of the President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer and the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File, formatted in inline XBRL (included in Exhibit 101).	—	—	—	Filed herewith

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

FATHOM HOLDINGS INC.

Date: March 30, 2023	By:	/s/ Joshua Harley
Joshua Harley
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joshua Harley	Chief Executive Officer and Director	March 30, 2023
Joshua Harley	(Principal Executive Officer) Executive Chairman of the Board of Directors

/s/ Marco Fregenal	President, Chief Financial Officer and Director	March 30, 2023
Marco Fregenal	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher Bennett	Director	March 30, 2023
Christopher Bennett

/s/ Scott Flanders	Director	March 30, 2023
Scott Flanders

/s/ Ravila Gupta	Director	March 30, 2023
Ravila Gupta

/s/ David Hood	Director	March 30, 2023
David Hood

/s/ Glenn Sampson	Director	March 30, 2023
Glenn Sampson

/s/ Jennifer Venable	Director	March 30, 2023
Jennifer Venable