Form 10-K/A
period 2022-12-31
Fathom Holdings Inc.
filed 2023-05-01
CIK 1753162

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

Based on the registrant’s closing price of $7.84 as quoted on the NASDAQ Capital Market on June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $62,082,428. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2023, there were approximately 18,071,111 shares of the registrant’s common stock outstanding.

Audit Firm Id	Auditor Name:	Auditor Location:
34	Deloitte & Touche LLP	Raleigh, North Carolina

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Fathom Holdings Inc. (the “Company, “Fathom,” “we,” “us” or “our”) for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 30, 2023 (the “Original 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K. At the time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2023 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company will not file the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required.

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

Fathom Holdings Inc.

FORM 10-K/A

December 31, 2022

TABLE OF CONTENTS

Page

PART III	1

Item 10. Directors, Executive Officers and Corporate Governance	1

Item 11. Executive Compensation	6

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	10

Item 13. Certain Relationships and Related Transactions, and Director Independence	13

Item 14. Principal Accountant Fees and Services	14

PART IV	16

Item 15. Exhibits and Financial Statement Schedules	16

i

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

The name of and certain information regarding each current director as of April 15, 2023, is set forth below. This information is based on data furnished to us by the directors. The business address for each director for matters regarding our Company is 2000 Regency Parkway Drive, Suite 300, Cary, North Carolina 27518.

Name	Age	Director Since	Position with Fathom
Joshua Harley	47	2009	Chairman, Chief Executive Officer, Director
Marco Fregenal	59	2019	President and Chief Financial Officer, Director
Christopher Bennett	43	2019	Director
Scott N. Flanders	66	2022	Director
Ravila Gupta	60	2021	Director
David Hood	61	2019	Director
Glenn Sampson	82	2019	Director
Jennifer Venable	52	2019	Director

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

Scott N. Flanders — Director

Scott Flanders served as Chief Executive Officer of eHealth, Inc. (Nasdaq: EHTH) from May 2016 to October 2021, including as a member of its board of directors from February 2008 to October 2021. From July 2009 to May 2016, he served as Chief Executive Officer of Playboy Enterprises, Inc., including as a member of its board of directors from July 2009 to December 2019. From January 2006 to June 2009, Mr. Flanders served as the President and Chief Executive Officer of Freedom Communications, Inc., including as a member of its board of directors from 2001 to 2009. From September 1999 to July 2005, he served as Chairman and Chief Executive Officer of Columbia House Company, which was acquired by Bertelsmann AG in July 2005. Mr. Flanders also currently serves on the board of directors of Deepwell, Inc., 890 5th Avenue Partners, Inc. and 200 Park Avenue Partners, LLC and served as a strategic board advisor to both AloeCare Health, Inc. and BetterHealth. Mr. Flanders received a B.A. degree in economics from the University of Colorado and a J.D. from Indiana University. He is also a Certified Public Accountant.

We believe that Mr. Flanders’s executive management and operations expertise, and background in law and accounting, qualifies him to serve as one of our directors.

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

Committees of the Board of Directors

In August 2019, our Board adopted written charters for each of its permanent committees, all of which are available under the Investors—Corporate Governance section of our website at FathomRealty.com. The following table provides membership information of our directors on each committee of our Board as of April 15, 2023.

	Audit Committee	Compensation Committee	Nominating & Governance Committee
Christopher Bennett
Scott N. Flanders
Marco Fregenal
Ravila Gupta
Joshua Harley
David Hood
Glenn Sampson
Jennifer Venable

= Committee Chair

= Member

Audit Committee

Our audit committee consists of Mr. Hood (Chair) and Mses. Gupta and Venable. Each of them satisfies the independence requirements of Rules 5605(a)(2) and 5605(c)(2) of the NASDAQ Stock Market listing rules and Section 10A(m)(13) of the Exchange Act. Our audit committee met four times during 2022. Our audit committee is responsible for, among other things:

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

Compensation Committee

Our compensation committee consists of Messrs. Flanders (Chair), Bennett and Hood. Each of Messrs. Flanders, Bennett and Hood satisfy the independence requirements of Rules 5605(a)(2) and 5605(d)(2) of the NASDAQ Stock Market listing rules. Our compensation committee met three times during 2022. Our compensation committee is responsible for, among other things:

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

Nominating and Governance Committee

Our nominating and governance committee consists of Mses. Venable (Chair) and Gupta and Mr. Bennett. Each of them satisfies the independence requirements of Rule 5605(a)(2) of the NASDAQ Stock Market listing rules. In part because governance decisions were made by all our independent directors in executive sessions of Board meetings during the year, our nominating and governance committee did not hold any formal separate meetings during 2022. It is responsible for, among other things:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our common stock or other equity securities to file with the SEC certain reports of ownership and reports of changes in ownership of our securities. Executive officers, directors, and shareholders who hold more than 10% of our outstanding registered common stock are required by the SEC to furnish us with copies of all required forms filed under Section 16(a). Based solely on a review of this information and written representations from these persons that no other reports were required, we believe that, during the prior fiscal year all of our executive officers, directors, and 10% shareholders complied with the filing requirements of Section 16(a) of the Exchange Act, except for the following: Samantha Giuggio, who filed a Form 4 on April 29, 2022 to report the March 1, 2022 grant to her of 12,340 shares of the Company’s common stock; Marco Fregenal, who filed a Form 4 on April 29, 2022 to report (i) the April 1, 2022 grant to him of 24,680 shares of the Company’s common stock, and to his wife of 2,962 shares, (ii) the December 1, 2021 grant to him of 9,222 shares of the Company‘s common stock, and (iii) the July 2, 2021 grant to him of 2,213 shares of the Company’s common stock; and Joshua Harley, who filed a Form 4 on April 29, 2022 to report (i) the April 1, 2022 grant to him of 29,616 shares of the Company’s common stock, (ii) the July 2, 2021 grant to him of 4,426 shares of the Company’s common stock, and (iii) the December 1, 2021 grant to him of 18,443 shares of the Company‘s common stock.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2022 and 2021, compensation awarded to or paid to, or earned by, anyone serving as principal executive officer during the most recently completed fiscal year and our next two most highly compensated executive officers who were serving as executive officers during the year ended December 31, 2022 (the “Named Executive Officers”).

Our Named Executive Officers for fiscal year 2022 were:

•	Joshua Harley, Chairman and Chief Executive Officer;

•	Marco Fregenal, President and Chief Financial Officer; and

•	Samantha Giuggio, Chief Broker Operations Officer.

Name and Principal Position	Year	Salary(1)		Bonus	Stock Awards(2)		All Other Compensation		Total
Joshua Harley	2022	$500,000		$442,000	$1,000,007		$18,000	(3)	$1,960,007
Chief Executive Officer, Principal Executive Officer	2021	$350,000		$377,680	$880,611		$11,793	(4)	$1,620,084
Marco Fregenal	2022	$383,846	(5)	$-	$1,027,777	(5)(6)	$15,900	(7)	$1,411,623
Chief Financial Officer and Principal Financial Officer	2021	$350,000		$477,680	$557,991		$22,660	(8)	$1,408,331
Samantha Giuggio	2022	$265,481	(9)	$-	$219,227	(9)	$14,027	(10)	$498,735
Chief Broker Operations Officer	2021	$250,000		$100,000	$101,070		$26,789	(11)	$477,859

(1)	Reflects base salary earned during the fiscal year covered.

(2)	Represents the aggregate grant date fair value of restricted stock awards computed in accordance with ASC 718, Compensation — Stock Compensation.

(3)	Includes $18,000 attributable to an automobile allowance.

(4)	Includes $6,760 in medical insurance premiums and $5,033 attributable to use of a Company automobile.

(5)	During 2022, Mr. Fregenal voluntarily reduced his cash salary in the third and fourth quarter by approximately 23.0% and elected to receive the balance of his base salary in restricted stock awards. The aggregate amount of restricted stock awards were issued at a 10.0% premium to the amount of reduced cash compensation.

(6)	During 2022, Mr. Fregenal voluntarily received the value of his cash bonus in restricted stock awards.

(7)	Includes $15,900 attributable to an automobile allowance.

(8)	Includes $6,760 in medical insurance premiums and $15,900 attributable to an automobile allowance.

(9)	During 2022, Ms. Giuggio voluntarily reduced her cash salary in the third and fourth quarter by 10.0% and elected to receive the balance of her base salary in restricted stock awards. The aggregate amount of restricted stock awards were issued at a 10.0% premium to the amount of reduced cash compensation.

(10)	Includes $14,027 attributable to an automobile allowance.

(11)	Includes $12,762 in medical insurance premiums and $14,027 attributable to an automobile allowance.

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

Annual Base Salary

Base salaries for our Named Executive Officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent. The following table presents the annual base salaries for each of our Named Executive Officers for 2022, as determined by the non-employee members of the Board.

Name	2022 Base Salary
Joshua Harley	$500,000
Marco Fregenal	$500,000
Samantha Giuggio	$275,000

During 2022, in connection with the Company’s strategic cost cutting measures, certain members of management participated in voluntary reductions to executive cash compensation, offset by the grant of restricted stock awards that were issued at a 10% premium to the amount of reduced cash compensation.

Bonus Compensation

Our discretionary bonus plan motivates and rewards our Named Executive Officers for achievements relative to our goals and expectations for each fiscal year. Our Named Executive Officers are eligible to receive discretionary annual bonuses based on our compensation committee and Board’s assessment of their individual performance and our Company’s results of operations and financial condition. Our Named Executive Officers are eligible to elect to receive the value of their cash bonuses in restricted stock awards.

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

Other Compensation

Our Named Executive Officers did not participate in, or otherwise receive any benefits under, any pension or deferred compensation plan sponsored by us during 2022 or 2021.

Outstanding Equity Awards at Fiscal Year-End

The following table shows for the fiscal year ended December 31, 2022, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers.

Name	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Joshua Harley	141,124	(1)	599,777	(2)

Marco Fregenal	109,003	(3)	463,263	(2)

Samantha Giuggio	32,952	(4)	140,046	(2)

(1)	Of these shares, 9,558 shares are restricted and vest in full on March 4, 2024, 4,426 shares are restricted and vest in full on July 1, 2024, 18,466 shares are restricted and vest in full on November 30, 2024, 29,616 shares are restricted and vest in full on March 31, 2024, and 79,058 shares are restricted and vest in full on December 1, 2023.

(2)	Based on $4.25 per share which was the closing price of our common stock on December 30, 2022, the last trading day of that fiscal year.

(3)	Of these shares, 8,359 shares are restricted and vest in full on March 4, 2024, 2,213 shares are restricted and vest in full on July 1, 2024, 9,222 shares are restricted and vest in full on November 30, 2024, 24,680 shares are restricted and vest in full on March 31, 2024, 39,529 are restricted and vest in full on December 1, 2023, and 25,000 are restricted and vest in full on January 1, 2025.

(4)	Of these shares, 6,974 shares are restricted and vest in full on October 18, 2023, 3,043 shares are restricted and vest in full on March 4, 2024, 30 shares are restricted and vest in full on July 1, 2024, 12,340 shares are restricted and vest in full on March 31, 2024, 565 shares are restricted and vest in full on December 31, 2024, and 10,000 shares are restricted and vest in full on September 30, 2023.

Director Compensation

Our directors who are employed by us do not receive any additional compensation for serving on our Board, and our non-employee directors receive cash and equity compensation as described below.

In August 2022, we changed the compensation for our non-employee directors, effective October 1, 2022. During our fiscal year ended December 31, 2022, each non-employee director received an annual retainer of $50,000 per year in cash compensation (reduced to $35,000 on October 1, 2022 and pro-rated on a monthly basis)), as well as $100,000 in one-year time-vesting stock options (increased to $107,500 effective October 1, 2022). In addition, we paid the audit, compensation, and nominating and governance committee chairs the following cash fees for serving in such position:

Compensation Committee Chair

$15,000 per year in cash, paid quarterly

Audit Committee Chair

$30,000 per year in cash, paid quarterly

Nominating and Governance Chair

$15,000 per year in cash, paid quarterly

We cover the travel costs for Board members to attend four in-person Board meetings a year, or any additional in-person Board meetings duly called by the Chairman of the Board.

The following table sets forth the total compensation paid to each of our non-employee directors serving in 2022.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)(3)	Total ($)
Christopher Bennett	$42,500	$75,068	$117,568
Jeffrey H. Coats(4)	$38,071	$69,827	$107,898
Scott N. Flanders(4)	$19,429	$75,068	$94,497
Ravila Gupta	$42,500	$75,068	$117,568
David C. Hood	$72,500	$75,068	$147,568
Glenn Sampson	$42,500	$75,068	$117,568
Jennifer Venable	$57,500	$75,068	$132,568

(1)	The amounts shown in this column represent the aggregate grant date fair value of stock options computed in accordance with ASC 718, Compensation — Stock Compensation. The amount represents the grant date fair value of the stock options granted.

(2)	On August 12, 2022, each of Mr. Bennett, Mr. Flanders, Ms. Gupta, Mr. Hood, Mr. Sampson and Ms. Venable received 13,078 options with an exercise price of $8.22 per share.

(3)	At December 31, 2022, each of Mr. Bennett, Mr. Sampson and Ms. Venable had 22,148 options outstanding, of which 9,070 were exercisable. Mr. Hood had 18,337 options outstanding, of which 5,259 were exercisable. Mr. Flanders had 13,078 options outstanding, of which none were exercisable.

(4)	Mr. Coats resigned from the Board on August 10, 2022, and Mr. Flanders joined the Board on August 12, 2022.

Messrs. Fregenal and Harley are both named executive officers, and both also serve as directors, but neither received additional compensation for service provided as a director in 2022.

In April 2023, in consultation with Alpine Rewards, the Company’s outside compensation consultant, the Board adopted an updated non-employee director compensation policy, to be effective July 1, 2023. Under the updated policy, each non-employee director will receive an annual retainer of $50,000 per year in cash compensation, as well as an annual grant of $100,000 in one-year time-vesting Restricted Stock Units. The compensation for the audit, compensation, and nominating and governance committee chairs will remain the same as described above, and the Company will also pay the audit, compensation, and nominating and governance committee members the following cash fees for serving in such position:

Compensation Committee Member

$7,500 per year in cash, paid quarterly

Audit Committee Member

$10,000 per year in cash, paid quarterly

Nominating and Governance Member

$5,000 per year in cash, paid quarterly

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2023 unless otherwise noted below for the following:

•	each person or entity known to own beneficially more than 5% of our outstanding common stock;

•	each of our Named Executive Officers;

•	each director; and

•	all current directors and executive officers as a group.

Applicable percentage ownership is based on 18,071,111 shares of our common stock outstanding as of March 31, 2023, unless otherwise noted below, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable or exercisable within 60 days after March 31, 2023 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed shareholder is c/o Fathom Holdings Inc., 2000 Regency Parkway Drive, Suite 300, Cary, North Carolina 27518.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Directors and Named Executive Officers
Joshua Harley(1)	5,013,202	27.7%
Marco Fregenal(2)	1,361,262	7.5%
Samantha Giuggio(3)	98,987	*
Christopher Bennett(4)	10,170	*
Scott N. Flanders	80,190	*
Ravila Gupta(5)	2,273	*
David Hood(6)	9,702	*
Glenn Sampson(7)	1,553,156	8.6%
Jennifer Venable(8)	9,651	*
All current directors and executive officers as a group (9 individuals)	8,138,593	45.0%
Other 5% Shareholders
Cannell Capital LLC(9)	1,012,883	5.6%

*	Represent beneficial ownership of less than 1% of the shares of common stock outstanding.

(1)	Includes an aggregate of 1,700,000 shares held by three trusts for which Mr. Harley serves as a trustee and one of which he is a beneficiary. Also includes 258,088 shares pursuant to restricted stock awards, of which 9,558 shares will vest in full on March 4, 2024; 4,426 shares will vest in full on July 1, 2024; 18,466 shares will vest in full on November 30, 2024; 29,616 shares will vest in full on March 31, 2024; 79,058 shares will vest in full on December 1, 2023; 58,140 shares will vest in full on May 31, 2024; and 58,824 shares will vest in full on August 30, 2024; 363,032 shares that held in trust for Mr. Harley's wife in which Mr. Harley has voting control; and 356,662 shares that are held in trust for Mr. Harley's brother-in-law in which Mr. Harley has voting control.

(2)	Includes 312,656 shares pursuant to restricted stock awards, of which 8,359 will vest in full on March 4, 2024; 2,213 shares will vest in full on July 1, 2024; 9,222 shares will vest in full on November 30, 2024; 24,680 shares will vest in full on March 31, 2024; 25,000 shares will vest in full on January 1, 2025; 39,529 shares will vest in full on December 1, 2023; 122,094 shares will vest in full on May 31, 2024; 29,412 shares will vest in full on August 30, 2024; and 52,147 shares will vest in full on January 2, 2024 . Does not include 150,000 shares held by a trust for the benefit of Mr. Fregenal's children and for which Mr. Fregenal's wife is trustee of the trust; and 5,056 shares of restricted stock held by Mr. Fregenal’s wife, of which 329 shares will vest in full on March 4, 2024; 2,962 shares will vest in full on March 31, 2024; and 1,765 shares will vest in full on March 30, 2025. The reporting person disclaims beneficial ownership of these securities.

(3)	Includes 72,241 shares pursuant to restricted stock awards, of which 6,974 shares will vest in full on October 18, 2023; 3,043 shares will vest in full on March 4, 2024; 30 shares will vest in full on July 1, 2024; 12,340 shares will vest in full on March 31, 2024; 565 shares will vest in full on December 31, 2024; 10,000 shares will vest in full on September 30, 2023; 11,628 shares will vest in full on January 2, 2024; 23,600 shares will vest in full on March 30, 2025, and 4,061 shares will vest in full on January 2, 2024. Also includes 5,421 shares owned by Ms. Giuggio's husband. Of these shares, 3 shares are restricted and vest in full on October 18, 2023; 1 share is restricted and vests in full on December 24, 2023; 1 share is restricted and vests in full on March 31, 2024; and 1 share is restricted and vests in full on July 1, 2024.

(4)	Includes 9,070 of shares underlying fully vested stock options.

(5)	Consists of 2,273 shares underlying fully vested stock options.

(6)	Includes 5,259 shares underlying fully vested stock options.

(7)	Includes 9,070 shares underlying fully vested stock options.

(8)	Includes 9,070 shares underlying fully vested stock options.

(9)	Based on a Schedule 13G filed with the SEC on February 13, 2023. J. Carlo Cannell is the Managing Member of Cannell Capital LLC. The address of Cannell Capital LLC reported in the Schedule 13G is 245 Meriwether Circle, Alta, WY 83414.

Equity Incentive Plans

The following table sets forth the indicated information as of December 31, 2022 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2017 Stock Plan	20,156	$4.71	2,739,261
2019 Omnibus Stock Incentive Plan	127,551	$13.00	1,680,931
Total	147,707	$11.87	4,420,192

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There were no related person transactions since January 1, 2022, between us or our subsidiaries, and our directors, executive officers and holders of more than 5% of our voting securities that involve the lower of  $120,000 or 1% of the average of total assets in the last two fiscal years.

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

The Board has undertaken a review of the independence of our directors and has determined that Messrs. Bennett, Coats and Hood, and Mses. Gupta and Venable are independent within the meaning of the NASDAQ Stock Market listing rules. In addition, the Board has determined that Mr. Hood and Mses. Gupta and Venable each meets the additional test for independence for audit committee members and Messrs. Bennett, Flanders and Hood each meets the additional test for independence for compensation committee members imposed by SEC regulation and the NASDAQ Stock Market listing rules.

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

The following table summarizes the aggregate fees billed for professional services rendered to us by Deloitte in 2022 and 2021. A description of these various fees and services follows the table.

	2022	2021
Audit Fees	$633,994	$438,746
Audit-Related Fees	$20,500	$65,564
Tax Fees	$110,145	$51,926
All Other Fees	—	—

All services giving rise to the fees described above were pre-approved by the audit committee.

Audit Fees

Audit Fees billed to us by Deloitte for the years ended December 31, 2022 and 2021, were related to the annual audits of our financial statements included in our Annual Reports on Form 10-K, for the reviews of our financial statements included in our Quarterly Reports on Form 10-Q, and for other services normally provided in connection with statutory and regulatory filings. Audit fees billed were $633,994 and $438,746 for the years ended December 31, 2022 and 2021, respectively.

Audit-Related Fees

Audit-related fees of $20,500 and $65,564 were billed to us by Deloitte for the years ended December 31, 2022 and 2021 and were related to the filing of our registration statement on Form S-8 in 2022 and our public offering of common stock in 2021, respectively.

Tax Fees

Tax fees billed to us by Deloitte for the years ended December 31, 2022 and 2021, for tax compliance, tax advice, and tax planning were $ 110,145 and $51,926, respectively.

All Other Fees

There were no other fees billed to us by Deloitte for professional services rendered to us by Deloitte during the years ended December 31, 2022 and 2021, respectively.

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

(b) Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated November 4, 2020, by and among Fathom Holdings Inc., Verus Title Inc., and the sellers named therein.*	8-K	—	2.1	November 5, 2020

2.2	Agreement and Plan of Merger, dated April 7, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub C, Inc., LiveBy, Inc., the stockholders of LiveBy part hereto and Cory Scott, as stockholder representative. *	8-K	—	2.1	April 9, 2021

2.3	Agreement and Plan of Merger, dated April 13, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub A, Inc., Fathom Merger Sub B, LLC, E4:9 Holdings, Inc., the stockholders named therein and Paul S. Marsh, as stockholder representative. *	8-K	—	2.1	April 14, 2021

3.1	Restated Articles of Incorporation of Fathom Holdings Inc.	S-1	333-235972	3.1	January 17, 2020

3.1.1	Articles of Amendment to the Restated Articles of Incorporation of Fathom Holdings Inc., effective July 27, 2020.	8-K	—	3.1	August 4, 2020

3.2	Second Amended and Restated Bylaws of Fathom Holdings Inc.	S-1/A	333-235972	3.2	July 16, 2020

4.1	Underwriter Warrant issued August 4, 2020.	8-K	—	4.1	August 4, 2020

4.2	Description of Securities.	10-K	—	4.2	March 24, 2021

10.1	Fathom Holdings Inc. 2017 Stock Plan. #	8-K	—	10.1	August 4, 2020

10.2	Fathom Ventures, Inc. 2017 Stock Plan Form of Restricted Stock Award Agreement. #	S-1	333-235972	10.2	January 17, 2020

10.3	Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.2	August 4, 2020

10.3.1	Amendment to Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.1	October 20, 2021

10.3.2	Amendment to The Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.1	October 31, 2022

10.4	Form of Fathom Agent Agreement. #	S-1	333-235972	10.7	January 17, 2020

10.5	Commercial Lease Agreement, dated October 12, 2015, by and between Powell Commonwealth Associates, LLC and Fathom Realty, LLC.	S-1	333-235972	10.8	January 17, 2020

10.6	Commercial Lease Agreement, entered into on November 21, 2017, by and between King Commercial Properties, LLC and Fathom Realty, LLC.	S-1	333-235972	10.9	January 17, 2020

10.7	Lease Agreement, dated October 1, 2015, by and between Henderson & Murphy LLC and Fathom Realty Holdings, LLC.	S-1	333-235972	10.10	January 17, 2020

16.1	Letter dated June 8, 2021 regarding change in certifying accountant.	8-K	—	16.1	June 11, 2021

21.1	Fathom Holdings Inc. Subsidiaries.	10-K	—	21.1	March 30, 2023

23.1(1)	Consent of Deloitte & Touche LLP.	10-K	—	23.2	March 30, 2023

31.1(1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	—	31.1	March 30, 2023

31.2(1)	Certification of the President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	—	31.2	March 30, 2023

31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.4	Certification of the President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1(1)	Certification of the Chief Executive Officer and the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	—	32.1	March 30, 2023

101.INS(1)	Inline XBRL Instance Document.	10-K	—	101.INS	March 30, 2023

101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document.	10-K	—	101.SCH	March 30, 2023

101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	—	101.CAL	March 30, 2023

101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	—	101.DEF	March 30, 2023

101.LAB(1)	Inline XBRL Taxonomy Extension Label Linkbase Document.	10-K	—	101.LAB	March 30, 2023

101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	—	101.PRE	March 30, 2023

104	Cover Page Interactive Data File, formatted in inline XBRL (included in Exhibit 101).	—	—	—	Filed herewith

(1)	Previously filed with our Original 10-K.

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

FATHOM HOLDINGS INC.

Date: May 1, 2023	By:	/s/ Joshua Harley
Joshua Harley
Chief Executive Officer (Principal Executive Officer)

S-19