Form 10-Q
period 2023-03-31
Fathom Holdings Inc.
filed 2023-05-11
CIK 1753162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 18,071,111 shares common stock outstanding.

FATHOM HOLDINGS INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$6,723	$8,320
Restricted cash	78	60
Accounts receivable	3,410	3,074
Mortgage loans held for sale, at fair value	4,619	3,694
Prepaid and other current assets	3,466	3,668
Total current assets	18,296	18,816
Property and equipment, net	2,828	2,945
Lease right of use assets	5,175	5,508
Intangible assets, net	26,608	27,259
Goodwill	25,607	25,607
Other assets	55	52
Total assets	$78,569	$80,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,987	$3,343
Accrued and other current liabilities	3,814	3,403
Warehouse lines of credit	4,477	3,580
Lease liability - current portion	1,636	1,609
Long-term debt - current portion	269	564
Total current liabilities	14,183	12,499
Lease liability, net of current portion	4,843	5,241
Long-term debt, net of current portion	106	129
Other long-term liabilities	297	297
Total liabilities	19,429	18,166
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock (no par value, shares authorized, 100,000,000; shares issued and outstanding, 18,071,111 and 17,468,562 as of March 31, 2023 and December 31, 2022, respectively)	—	—
Additional paid-in capital	112,446	109,626
Accumulated deficit	(53,306)	(47,605)
Total stockholders’ equity	59,140	62,021
Total liabilities and stockholders’ equity	$78,569	$80,187

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended March 31,
	2023	2022
Revenue
Gross commission income	$73,170	$84,044
Other service revenue	4,371	6,038
Total revenue	77,541	90,082
Operating expenses
Commission and other agent-related costs	69,172	79,479
Operations and support	1,614	2,175
Technology and development	1,290	1,474
General and administrative	9,601	10,854
Marketing	715	1,163
Depreciation and amortization	695	572
Total operating expenses	83,087	95,717
Loss from operations	(5,546)	(5,635)
Other expense (income), net
Interest expense (income), net	(16)	1
Other nonoperating expense (income), net	159	336
Other expense (income), net	143	337
Loss before income taxes	(5,689)	(5,972)
Income tax expense (benefit)	12	25
Net loss	$(5,701)	$(5,997)
Net loss per share:
Basic	$(0.36)	$(0.37)
Diluted	$(0.36)	$(0.37)
Weighted average common shares outstanding:
Basic	16,011,068	16,323,157
Diluted	16,011,068	16,323,157

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(in thousands, except share data)

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at December 31, 2022	17,468,562	$—	$109,626	$(47,605)	$62,021
Stock-based compensation, net of forfeitures	602,549	—	2,820	—	2,820
Net loss	—	—	—	(5,701)	(5,701)
Balance at March 31, 2023	18,071,111	$—	$112,446	$(53,306)	$59,140

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at December 31, 2021	16,751,606	$—	$100,129	$(19,979)	$80,150
Issuance of common stock for purchase of businesses	435,294	—	5,905	—	5,905
Repurchase of common stock	(83,811)	—	(988)	—	(988)
Stock-based compensation, net of forfeitures	7,820	—	2,458	—	2,458
Net loss	—	—	—	(5,997)	(5,997)
Balance at March 31, 2022	17,110,909	$—	$107,504	$(25,976)	$81,528

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,701)	$(5,997)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,357	1,061
Non-cash lease expense	337	271
Gain on sale of mortgages	(831)	(1,181)
Stock-based compensation	2,820	2,407
Change in operating assets and liabilities:
Accounts receivable	(336)	(154)
Prepaid and other current assets	202	(371)
Other assets	(3)	80
Accounts payable	644	(410)
Accrued and other current liabilities	411	(65)
Operating lease liabilities	(374)	(225)
Mortgage loans held for sale	(37,179)	(61,488)
Proceeds from sale and principal payments on mortgage loans held for sale	37,083	67,713
Net cash (used in) provided by operating activities	(1,570)	1,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9)	(317)
Amounts paid for business and asset acquisitions, net of cash acquired	—	(1,572)
Purchase of intangible assets	(579)	(763)
Net cash used in investing activities	(588)	(2,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(318)	(467)
Net borrowings on warehouse lines of credit	897	(4,852)
Repurchase of common stock	—	(989)
Net cash (used in) provided by financing activities	579	(6,308)

Net decrease in cash, cash equivalents, and restricted cash	(1,579)	(7,319)
Cash, cash equivalents, and restricted cash at beginning of period	8,380	37,921
Cash, cash equivalents, and restricted cash at end of period	$6,801	$30,602

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$11	$—
Income taxes paid	—	—
Amounts due to sellers	—	700
Capitalized stock-based compensation	—	51
Right of use assets obtained in exchange for new lease liabilities	4	—
Issuance of common stock for purchase of business	—	5,905
Reconciliation of cash and restricted cash:
Cash and cash equivalents	$6,723	$30,524
Restricted cash	78	78
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$6,801	$30,602

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Security and Exchange Commission (“SEC”) on March 30, 2023 (the “Form 10-K”). The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2023, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed (see Note 19) within these consolidated financial statements and related notes, the Company has determined that there are no material subsequent events that would require recognition or disclosure.

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

Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $5.7 million and $6.0 million for the three months ended March 31, 2023 and 2022, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business organically and via acquisitions. The Company had cash and cash equivalents of $6.7 million and $8.3 million as of March 31, 2023 and December 31, 2022, respectively. Management believes that existing cash along with its planned budget, which includes an increase in agent fees implemented in January 2023, growth from increasing attach rates across the Company’s businesses from internal referrals, reduction of certain expenses given initiatives implemented in early 2023, and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COVID-19 Risks, Impacts and Uncertainties — In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This new coronavirus caused a global health emergency and was declared a pandemic by the World Health Organization (WHO) in March 2020 (“COVID-19’’ or the “Pandemic”). In May 2023, the WHO declared that COVID-19 was no longer a global health emergency.

For the quarter ended March 31, 2023 and the year ended December 31, 2022, due in part to the widespread availability of multiple COVID-19 vaccines, the effects of COVID-19 on business worldwide lessened. However, any lingering impact from COVID-19, as well as the recent increases in interest rates and inflationary pressure in the U.S. and world economies, is not fully known and cannot be estimated as the U.S. and global economies continue to react.

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

Note 3. Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. The new standard is effective for the Company for fiscal years beginning after December 15, 2022. The Company adopted the standard on January 1, 2023, and the impact of the new standard on its consolidated financial statements was immaterial.

In August 2020, the FASB issued ASU No. 2020-06 Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). The objective of the amendments in this ASU is to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The amendments in this ASU reduce the number of accounting models for convertible debt instruments and redeemable convertible preference shares. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. The amendments in the ASU are effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact to our consolidated financial statements.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Acquisitions

The Company completed two acquisitions in the three months ended March 31, 2022, both accounted for as business combinations. On January 24, 2022, the Company acquired Cornerstone, a real estate mortgage business in the Washington DC and surrounding markets, for approximately $4.7 million. The purchase price was comprised of $1.1 million in cash consideration and 267,470 shares of common stock with an acquisition date fair value of $3.6 million. Approximately $0.6 million of the cash consideration is due within one year of the acquisition date. The Company is currently in discussions with the seller regarding extending the due date of this payment. On February 8, 2022, the Company acquired iPro, a real estate brokerage business in the Utah real estate market, for total consideration of approximately $4.2 million. The purchase price included cash consideration of approximately $1.8 million and 167,824 shares of common stock with an acquisition date fair value of $2.3 million. Approximately $0.1 million of the cash consideration was due within one year of the acquisition date and was paid by the Company in April 2023. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition, including mortgage loans held for sale of approximately $3.5 million, lease right of use assets and lease liabilities of approximately $0.6 million, accrued liabilities of approximately $0.4 million and warehouse lines of credit of approximately $3.4 million. The Company recorded finite-lived intangible assets of approximately $3.6 million and goodwill of approximately $4.9 million, prior to the updates to fair values noted below. None of the goodwill relating to the Cornerstone acquisition is expected to be deductible for income tax purposes. Goodwill in the amount of approximately $1.4 million relating to the iPro acquisition is expected to be deductible for income tax purposes.

The Company updated the fair value estimates used in the purchase price allocation related to the Cornerstone and iPro acquisitions during the period from acquisition through December 31, 2022, resulting in an increase of $0.5 million in the fair value of assumed finite lived intangible assets, an increase of $0.3 million in other assets, a $0.5 million decrease in goodwill, and a $0.1 increase in deferred tax liabilities.

Pro forma information has not been included as it is impracticable to obtain the information due to the lack of availability of historical GAAP financial data. The results of operations of these businesses do not have a material effect on the Company’s consolidated results of operations. Acquisition related costs incurred during the three months ended March 31, 2022, were $51,000 and are included in general and administrative expense.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Intangible Assets, Net

Intangible assets, net consisted of the following (amounts in thousands):

	March 31, 2023
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Trade names	$7,956	$(1,461)	$6,495
Software development	12,927	(3,616)	9,311
Customer relationships	8,180	(2,364)	5,816
Agent relationships	5,856	(1,133)	4,724
Know-how	430	(168)	262
	$35,349	$(8,742)	$26,608

	December 31, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Trade names	$7,956	$(1,262)	$6,694
Software development	12,348	(3,029)	9,319
Customer relationships	8,180	(2,085)	6,095
Agent relationships	5,856	(988)	4,868
Know-how	430	(147)	283
	$34,770	$(7,511)	$27,259

Estimated future amortization of intangible assets as of March 31, 2023 was as follows (amounts in thousands):

Years Ending December 31,
2023 (Remaining)	$4,003
2024	5,175
2025	4,937
2026	4,301
2027	3,301
2028	2,197
Thereafter	2,694
Total	$26,608

The aggregate amortization expense for intangible assets was $1.2 million and $1.0 million, of which $0.7 million and $0.5 million was included in technology and development expense for the three months ended March 31, 2023 and 2022, respectively.

Note 6. Goodwill

The carrying amount of goodwill by reportable segment as of March 31, 2023 and December 31, 2022 were as follows (amounts in thousands):

	Real Estate
	Brokerage	Mortgage	Technology	Other (a)	Total
Balance at March 31, 2023 and December 31, 2022	$2,690	$10,428	$4,168	$8,321	$25,607
(a)Other comprises goodwill not assigned to a reportable segment.

The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the three months ended March 31, 2023, no events occurred that indicated it was more likely than not that goodwill was impaired.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (amounts in thousands):

	March 31, 2023	December 31, 2022
Deferred annual fee	$891	$1,100
Due to sellers	857	857
Accrued compensation and other employer related costs	1,081	884
Other accrued liabilities	985	562
Total accrued and other current liabilities	$3,814	$3,403

Note 8. Warehouse Lines of Credit

Encompass Lending Group (“Encompass”), a wholly owned subsidiary of the Company, utilizes line of credit facilities as a means of temporarily financing mortgage loans pending their sale. The underlying warehouse lines of credit agreements, as described below, contain financial and other debt covenants.

Encompass maintains a master loan warehouse agreement with a bank whereby Encompass borrows funds to finance the origination or purchase of eligible loans. Interest on funds borrowed is equal to the greater of the 30-Day Secured Overnight Financing Rate (SOFR) rate plus 2.625% or 5.00%. The agreement expires in July 2023. The maximum funding available under these loans at March 31, 2023 was $7.5 million and December 31, 2022 was $15.0 million. At March 31, 2023 and December 21, 2022, the outstanding balance on this warehouse line was approximately $0.8 million and $1.7 million, respectively. As of March 31, 2023, Encompass was in compliance with the debt covenants under this facility.

Encompass maintains a mortgage participation purchase agreement with a bank whereby Encompass borrows funds to finance the origination or purchase of eligible loans. Interest on funds borrowed is equal to the greater of the 1 month Term SOFR Reference Rate (SOFR) Rate plus 2.11% or 3.61%. The agreement expires in July 2023.The maximum funding available under these loans at March 31, 2023 was $7.5 million and December 31, 2022 was $25.0 million. At March 31, 2023 and December 31, 2022, the outstanding balance on this warehouse line was approximately $2.1 million and $0.8 million, respectively. As of March 31, 2023, Encompass was in compliance with the debt covenants under this facility.

Encompass maintains a warehousing credit and security agreement with a bank whereby Encompass borrows funds to finance the origination of eligible mortgage loans. Interest on funds borrowed is equal to the greater of the daily adjusting Bloomberg Short-Term Bank Yield (BSBY) rate plus 2.00% or 3.5% per annum. The agreement expires in September 2023. The daily adjusting BSBY rate plus 2.00% as of March 31, 2023 was 6.91% and as of December 31, 2022 was 6.36%. The maximum funding available under these loans at March 31, 2023 was $7.5 million and December 31, 2022 was $15.0 million. At March 31, 2023 and December 31, 2022, the outstanding balance on this warehouse line was approximately $1.6 million and $1.0 million, respectively. As of March 31, 2023, Encompass was in compliance with the debt covenants under this facility.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2023	December 31, 2022
3.75% Small Business Administration installment loan due May 2050	$128	$151
Notes payable:
6.0% director and officer insurance policy promissory note due July 31, 2023	62	246
9.0 % executive and officer insurance policy promissory note due August 1, 2023	185	296
Total debt	375	693
Long-term debt, current portion	(269)	(564)
Long-term debt, net of current portion	$106	$129

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

The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:

●	Agreed prices from Interest Rate Lock Commitments (“IRLC”);

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Trading prices for derivative instruments; and
●	Closing prices at March 31, 2023 and December 31, 2022 for derivative instruments.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 (amounts in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$4,619	$—	$4,619
Derivative assets (included in prepaids and other current assets)	—	—	34	34
Derivative liabilities (included in accrued and other current liabilties)	—	—	(61)	(61)
	$—	$4,619	$(27)	$4,592

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 (amounts in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$3,694	$—	$3,694
Derivative assets (included in prepaids and other current assets)	—	—	7	7
	$—	$3,694	$7	$3,701

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents certain information related to lease costs for the Company’s operating leases (amounts in thousands):

The following table presents the weighted average remaining lease term and the weighted average discount rate related to operating leases.

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (in years) - operating leases	4.5	4.7
Weighted average discount rate - operating leases	6.19%	6.19%

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$460	$332
Short-term lease expense	161	112
Total lease cost	$621	$444

The following table presents the maturities of lease liabilities (amounts in thousands):

Operating
Years Ended December 31,	Leases
2023	$1,508
2024	1,714
2025	1,429
2026	1,083
2027	969
2028 and thereafter	709
Total minimum lease payments	7,412
Less effects of discounting	(933)
Present value of future minimum lease payments	$6,479

Note 12. Shareholders’ Equity

On March 10, 2022, the Company’s Board of Directors authorized an expenditure of up to $10 million for the repurchase of shares of the Company’s common stock. The share repurchase program does not have a fixed expiration. Under the program, repurchases can be made from time-to-time using a variety of methods, including open market transactions, privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended or discontinued at any time at the Company’s discretion. During the year ended December 31, 2022, the Company reacquired 686,097 shares for approximately $6.0 million. As of March 31, 2023, the Company had approximately $4.0 million remaining under the share repurchase authorization.

During the three months ended March 31, 2022, the Company issued shares of common stock as part of the purchase consideration in connection with the acquisitions of iPro and Cornerstone. Refer to Note 4 for additional information about these acquisitions and the shares of common stock issued.

The Company has an outstanding equity-classified warrant issued to an underwriter in August 2020 (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant is exercisable at a per share exercise price of $11.00 and is exercisable at any time through August 4, 2025. As of March 31, 2023, no portion of the Underwriter Warrant has been exercised or expired.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Stock-based Compensation

The Company’s 2019 Omnibus Stock Incentive Plan (the “2019 Plan”) provides for granting stock options, restricted stock awards, and restricted stock units to employees, directors, contractors and consultants of the Company. As of March 31, 2023, there were approximately 159,000 shares available for future grants under the 2019 Plan.

Restricted Stock Awards

Following is the restricted stock award activity for the three months ended March 31, 2023:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2022	1,375,145	$14.23
Granted	651,618	4.32
Released	(2,866)	—
Forfeited	(49,069)	12.77
Nonvested at March 31, 2023	1,974,828	10.98

Restricted Stock Unit Awards

During 2022, the Company commenced granting restricted stock units to employees and agents.

Following is the restricted stock unit award activity for the three months ended March 31, 2023:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2022	392,564	$6.58
Granted	894,891	4.28
Released	—	—
Forfeited	(12,852)	6.05
Nonvested at March 31, 2023	1,274,603	$4.97

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Awards

There were no stock option awards granted during the three month period ended March 31, 2023.

Stock-based Compensation expense

Stock-based compensation expense related to all awards issued under the Company’s stock compensation plans for the three months ended March 31, 2023 and 2022 was as follows (amounts in thousands):

	Three Months
	March 31,
	2022	2021
Commission and other agent-related cost	$998	832
Operations and support	202	71
Technology and development	22	2
General and administrative	1,507	1,457
Marketing	91	45
Total stock-based compensation	$2,820	$2,407

The Company capitalized $0 and $51,000 of stock-based compensation expense associated with the cost of developing software for internal use during the three months ended March 31, 2023 and 2022, respectively.

At March 31, 2023, the total unrecognized compensation cost related to non-vested restricted stock awards was $11.0 million, which is expected to be recognized over a period of approximately 1.2 years.

At March 31, 2023, the total unrecognized compensation related to unvested restricted stock units was $4.9 million which the Company expects to recognize over a period of approximately 1.6 years.

At March 31, 2023, the total unrecognized compensation related to unvested stock option awards granted was $0.2 million which the Company expects to recognize over a period of approximately three months.

Note 14. Related Party Transactions

We lease office space from entities affiliated with certain of our employees. We paid $0.1 million in total rent expense under these leases for both of the three months ended March 31, 2023 and 2022, respectively.

Marketing expense for both of the three months ended March 31, 2023 and 2022 includes approximately $0.1 million from related parties in exchange for the Company receiving marketing services.

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted net loss per share attributable to common stock was as follows (amounts in thousands except share data):

	Three Months
	March 31,
	2023	2022
Numerator:
Net loss attributable to common stock—basic and diluted	$(5,701)	$(5,997)
Denominator:
Weighted-average basic and diluted shares outstanding	16,011,068	16,323,157

Net loss per share attributable to common stock—basic and diluted	$(0.36)	$(0.37)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive.

	Three Months
	March 31,
	2023	2022
Stock options	147,707	43,996
Non-vested restricted stock awards	1,974,828	693,717
Non-vested restricted stock units	1,274,603	—
Common stock warrants	240,100	240,100

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

The Company has historically maintained a valuation allowance against deferred tax assets and reported only minimal current state tax expense. The Company recorded income tax expense of approximately $12,000 and $25,000 for the three months ended March 31, 2023 and March 31, 2022 respectively. The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses, but records a net deferred tax liability when reversals of deferred tax liabilities that relate to indefinite-live intangible assets may not be used in realizing deferred tax assets.

The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The application of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the three months ended March 31, 2023 and the year ended December 31, 2022. Currently, the statute of limitations remains open subsequent to and including the year ended December 31, 2019.

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

residential loan origination and underwriting services. Through its Technology segment, the Company provides SaaS solutions and data mining for third party customers and continues to develop its intelliAgent platform for current use by the Company’s real estate agents.

Revenue and Adjusted EBITDA are the primary measures used by the CODM to evaluate financial performance of the reportable segments and to allocate resources. Adjusted EBITDA represents the revenues of the operating segment less operating expenses directly attributable to the respective operating segment. Adjusted EBITDA is defined by us as net income (loss), excluding other income and expense, costs related to acquisitions, income taxes, depreciation and amortization, and stock-based compensation expense. In particular, the Company believes the exclusion of non-cash stock-based compensation expense related to restricted stock awards and stock options and transaction-related costs provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. The Company’s presentation of Adjusted EBITDA might not be comparable to similar measures used by other companies.

The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The balance sheet is managed on a consolidated basis and is not used in the context of segment reporting.

Key operating data for the reportable segments for the three months ended March 31, 2023 and 2022 are set forth in the tables below (amounts in thousands).

	Revenue
	Three Months
	March 31,
	2023	2022
Real Estate Brokerage	$73,170	$84,044
Mortgage	1,464	2,864
Technology	756	645
Corporate and other services (a)	2,151	2,529
Total revenue	$77,541	$90,082

	Adjusted EBITDA
	Three Months
	March 31,
	2023	2022
Real Estate Brokerage	$1,298	$945
Mortgage	(567)	(490)
Technology	(212)	(395)
Total Segment Adjusted EBITDA	519	60
Corporate and other services (a)	(1,888)	(2,176)
Total Company Adjusted EBITDA	(1,369)	(2,116)
Depreciation and amortization	(1,357)	(1,061)
Other (expense) income, net	(143)	(337)
Income tax (expense) benefit	(12)	(25)
Stock based compensation	(2,820)	(2,407)
Transaction-related costs	—	(51)
Net loss	$(5,701)	$(5,997)
(a)	Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and other services line.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Commitments and Contingencies

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification of employees versus independent contractors, intellectual property, commercial or contractual claims, brokerage or real estate disputes, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and various liabilities based upon conduct of individuals or entities outside of the Company’s control, including agents and third party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of March 31, 2023, there was no material litigation against the Company.

In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions, and is responsible for the proper disposition of these balances for its customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets, consistent with GAAP and industry practice. The balances amounted to $2.0 million and $1.8 million at March 31, 2023 and December 31, 2022, respectively.

Encompass Net Worth Requirements

In order to maintain approval from the U.S. Department of Housing and Urban Development to operate as a Title II non-supervised mortgagee, our indirect subsidiary Encompass is required to maintain adjusted net worth of $1,000,000 and must maintain liquid assets (cash, cash equivalents, or readily convertible instruments) of 20% of the required net worth. As of March 31, 2023, Encompass had adjusted net worth of approximately $3.5 million and liquid assets of $3.9 million.

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

Note 19. Subsequent Events

On April 13, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) and issued a Senior Secured Convertible Promissory Note in principal amount of $3,500,000 (the “Note”), in a private placement (the “Offering”). The Company paid a placement agent fee in the amount of $175,000 in connection with the Offering. The cash proceeds disbursed to the Company from the issuance of the Note were $3,300,000, after deducting the placement agent fee and purchaser expenses.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company shall pay interest to the Holder quarterly in cash on the principal amount of this Note at a rate which fluctuates every calendar month, and is equal to (i) the monthly average Secured Overnight Financing Rate (SOFR) plus (ii) 5%, per annum (which interest rate may be increased as provided by the Purchase Agreement); provided, however, that in no event will the rate of interest for any month be less than 8% per annum. Interest shall be due and payable on the last calendar day of each quarter and on the maturity date, April 12, 2025 (the “Fixed Interest Payment Date”); provided, however, notwithstanding anything to the contrary provided in the Purchase Agreement or the Note, interest accrued but not yet paid will be due and payable upon any conversion, prepayment, and/or acceleration whether as a result of an Event of Default, as defined, or otherwise with respect to the principal amount being so converted, prepaid and/or accelerated.

In connection with the Offering, the Company also entered into a Security Agreement pursuant to which the Note is secured by all the Company’s existing and future assets.

All or any portion of the principal amount of the Note, plus accrued and unpaid interest and any late charges thereon, is convertible at any time, in whole or in part, at the Investor’s option, into shares of the Company’s common stock at an initial fixed conversion price of $6.00 per share, subject to certain customary adjustments. The Note imposes penalties on the Company for any failure to timely deliver any shares of the Company’s common stock issuable upon conversion. The Note may not be converted by the Investor into shares of common stock if such conversion would result in the Investor and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of the Company’s common stock, provided that upon 61 days’ notice, such ownership limitation may be adjusted by the Investor, but in any case, to no greater than 9.99%.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in our most recent Annual Report on Form 10-K, as amended (the “Form 10-K”), and the risk factors described in this quarterly report. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, liquidity, operating results, and common stock prices. Furthermore, this quarterly report, the Form 10-K and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company. Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as “anticipate,” “believe,” “goals,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “forecast” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives and inflation are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in the Form 10-K and in the risk factors described in this quarterly report, which could cause actual results to differ materially from these Forward-Looking Statements. Except as required by law, the Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

The terms the “Company,” “Fathom,” “we,” “us,” and “our” as used in this report refer to Fathom Holdings Inc. and its consolidated subsidiaries unless otherwise specified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s consolidated financial statements and the related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in the Form 10-K, and our audited consolidated financial statements and related notes set forth in the Form 10-K. See Part II, Item 1A, “Risk Factors,” below, and “Special Note Regarding Forward-Looking Information,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All statements herein regarding potential risks constitute forward-looking statements. When we cross-reference to a “Note,” we are referring to our “Notes to Unaudited Condensed Consolidated Financial Statements,” unless the context indicates otherwise. All amounts noted within the tables are in thousands except per share amounts or where otherwise noted and percentages are approximate due to rounding.

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

Corporate Developments During 2022

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

In periods of economic growth, demand typically increases resulting in increasing home sales transactions and home sales prices. Similarly, a decline in economic growth, increasing interest rates and declining consumer confidence generally decreases demand. These are the trends we are currently facing. Additionally, regulations imposed by local, state, and federal government agencies can also negatively impact the housing markets in which we operate. Finally, national and global events, including pandemics, such as COVID-19, geopolitical instability, that impact economic conditions and financial markets, including interest rates, can adversely impact the housing market.

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

In response to these macroeconomic and consumer demand developments, we took action to adjust our operations and manage our business towards longer-term profitability despite these adverse macroeconomic factors. Looking ahead, we remain focused on reaching total company Adjusted EBITDA breakeven in the second quarter of 2023 and generating positive cash flow in the third quarter of 2023, even in today’s market environment. We continue to identify opportunities to streamline our overhead and, as of December 31, 2022, had already reduced expenses by approximately $3.0 million per quarter which we see the full benefit of in the first quarter of 2023. Importantly, we believe these cost reductions were made without sacrificing our ability to continue to grow. This is well ahead of our initial plan to reduce expenses by $1.5 million per quarter. We believe that these cost reduction initiatives, combined with the increase in agent transaction fees that became effective in January 2023, have positioned our business for profitable growth and we remain on track to reach Adjusted EBITDA breakeven in the second quarter of 2023.

For the three months ended March 31, 2023 and the year ended December 31, 2022, due in part to the widespread availability of multiple COVID-19 vaccines, the effects of the COVID-19 on business worldwide lessened. However, the continuing impact from COVID-19, as well as the recent increases in interest rates and inflationary pressure in the U.S. and world economies , is not fully known and cannot be estimated as the U.S. and global economies continue to react.

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

Fathom’s real estate agent network grew 18% to approximately 10,628 agent licenses at March 31, 2023 compared to 9,006 agent licenses at March 31, 2022.

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

General and administrative

General and administrative expenses consist primarily of personnel costs, including base pay, bonuses, benefits, and share based compensation, and fees for professional services. Professional services principally consist of external legal, audit, and tax services. In the short term, we expect general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business. However, in the long term, we anticipate general and administrative expenses as a percentage of revenue to decrease over time, if and as we are able to increase revenue.

Marketing

Marketing expenses consist primarily of expenses for online and traditional advertising, as well as costs for marketing and promotional materials. Advertising costs are expensed as they are incurred. We expect marketing expenses to increase in absolute dollars as we continue to expand our advertising programs, including promotion of our recently acquired business lines and we anticipate marketing expenses as a percentage of revenue to decrease over time, if and as we are able to increase revenue.

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

Income Taxes

U.S. federal and state income tax benefits for a portion of historical net losses has been recognized in the period ended December 31, 2022. Previously the tax benefits had not been recognized due to our uncertainty of realizing a benefit from those items. As a result of certain acquisitions in prior years, we realized a portion of the pre-existing deferred tax assets due to the reversal of taxable temporary differences. As of December 31, 2022, we had federal net operating loss carryforwards of approximately $40.8 million and state net operating loss carryforwards of approximately $20.8 million. We have not recorded any U.S. federal or state tax benefits for the net losses incurred during the three months ended March 31, 2023 due to our uncertainty of realizing a benefit from those items. The federal net operating losses carry forward indefinitely. State net operating losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar state law provisions.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022 (dollar amounts in thousands)

Revenue

	Three Months Ended
	March 31,		Change
	2023	2022	Dollars	Percentage
Gross commission income	$73,170	84,044	$(10,874)	(13)%
Other service revenue	4,371	6,038	(1,667)	(28)%
Total revenue	$77,541	$90,082	$(12,541)	(14)%

For the three months ended March 31, 2023, gross commission income decreased by approximately $10.9 million or 13%, as compared with the three months ended March 31, 2022. This decrease was primarily attributable to a 15.4% decrease in transaction volume; 8,532 real estate transactions during the three months ended March 31, 2023 compared to 10,087 transactions during the three months ended March 31, 2022. Our transaction volume decreased primarily due to rising interest rates. However, the negative impact of rising interest rates on transaction volume was lessened due to the 18% expansion in our agent base attributable to organic growth in the number of agents contracted with us and agents acquired through our acquisition of iPro in the first quarter of 2022. During the three months ended March 31, 2023, average revenue per transaction was $8,576, a 2.9% increase compared to $8,332 during the three months ended March 31, 2022.

For the three months ended March 31, 2023, other service revenue decreased by approximately $1.7 million or 28%, as compared with the three months ended March 31, 2022. This decrease was primarily attributable to a decrease in mortgage loans and title service transaction volume which was primarily attributable to to rising interest rates.

Operating Expenses

	Three Months Ended
	March 31,		Change
	2023	2022	Dollars	Percentage
Commission and other agent-related costs	$69,172	79,479	$(10,307)	(13)%
Operations and support	1,614	2,175	(561)	(26)%
Technology and development	1,290	1,474	(184)	(12)%
General and administrative	9,601	10,854	(1,253)	(12)%
Marketing	715	1,163	(448)	(39)%
Depreciation and amortization	695	572	123	22%
Total operating expenses	$83,087	$95,717	$(12,630)	(13)%

For the three months ended March 31, 2023, commission and other agent-related costs decreased by approximately $10.3 million, or 13%, as compared with the three months ended March 31, 2022. Commission and other agent-related costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the decrease in commission and other agent-related costs compared to the same period in 2022 was primarily attributable to a decrease in agent commissions paid due to lower transaction volume mainly due to rising interest rates.

For the three months ended March 31, 2023, operations and support expenses were $1.6 million, a decrease of approximately $0.6 million, or 26%, as compared with the three months ended March 31, 2022. This decrease was primarily attributable to strategic decreases in headcount in our mortgage, insurance and title businesses.

For the three months ended March 31, 2023, technology and development expenses decreased by approximately $0.2 million, or 12%, as compared with the year ended March 31, 2022. The decrease was attributable to our cost cutting measures, partially offset by our ongoing investment in the intelliAgent platform and our LiveBy business.

For three months ended March 31, 2023, general and administrative expenses decreased by approximately $1.3 million, or 12%, as compared with the three months ended March 31, 2022. This decrease was primarily attributable to strategic decreases in headcount throughout our businesses and to salary reductions at the business unit and corporate executive management levels.

For the three months ended March 31, 2023, marketing expenses decreased by approximately $0.4 million, or 39%, as compared with the three months ended March 31, 2022. The decrease in marketing expenses is primarily related to leveraging internal resources and optimizing advertising expenditures.

For the three months ended March 31, 2023, depreciation and amortization expenses increased by approximately $0.1 million, or 22%, as compared with the three months ended March 31, 2022. The increase in depreciation and amortization expense is due to the amortization of the intangible assets (other than capitalized and purchased software for which amortization is included in technology and development expense) acquired in connection with the acquisition of Cornerstone and iPro in the first quarter of 2022.

Income Taxes

The Company recorded income tax expense of $12,000 and of $25,000 for the three months ended March 31, 2023 and 2022, respectively. This tax expense is primarily the result of current state income tax liabilities.

Liquidity and Capital Resources (dollar amounts in thousands)

Capital Resources

	March 31,	December 31,	Change
	2023	2022	Dollars	Percentage
Current assets	$18,296	$18,816	$(520)	(3)%
Current liabilities	14,183	12,499	1,684	13%
Net working capital	$4,114	$6,317	$(2,203)	(35)%

To date, our principal sources of liquidity have been the net proceeds we received through public offerings and private sales of our common stock, as well as proceeds from loans. As of March 31, 2023, our cash and cash equivalents totaled approximately $6.7 million, which represented a decrease of approximately $1.6 million compared to December 31, 2022. As of March 31, 2023, we had net working capital of approximately $4.1 million, which represented a decrease of $2.2 million compared to December 31, 2022.

On April 13, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) and issued a Senior Secured Convertible Promissory Note in principal amount of $3,500,000 (the “Note”), in a private placement (the “Offering”). The cash proceeds disbursed to the Company from the issuance of the Note were $3,300,000, after deducting the placement agent fee and purchaser expenses.

We anticipate that our existing balances of cash and cash equivalents and future expected cash flows generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months from the date of the issuance of the unaudited interim consolidated financial statements.

Our future capital requirements depend on many factors, including any future acquisitions, our level of investment in technology, and our rate of growth into new markets. Our capital requirements might also be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes, any of which could adversely affect the manner in which we currently operate. Additionally, as the impact of national and other world events, such as the U.S. debt limit deliberations, the crisis in Ukraine, and COVID-19, on the economy and our operations evolves, we will continuously assess our liquidity needs. In the event of a sustained market deterioration, we may need or seek advantageously to obtain additional funding through equity or debt financing, which might not be available on favorable terms or at all and could hinder our business and dilute our existing shareholders.

Cash Flows

Comparison of the Three Months Ended March 31, 2023 and 2022 (dollar amounts in thousands)

	Three Months Ended March 31,		Change
	2023	2022	Dollars	Percentage
Net cash (used in) provided by operating activities	$(1,570)	$1,641	$(3,211)	(196)%
Net cash used in investing activities	$(588)	$(2,652)	$2,064	78%
Net cash provided by (used in) financing activities	$579	$(6,308)	$6,887	109%

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 consisted of a net loss of $5.7 million, non-cash charges of $3.7 million, including $2.8 million of stock-based compensation expense and $1.4 million of depreciation and amortization, offset by $0.8 million in gains on the sales of mortgages. Changes in assets and liabilities were primarily driven by a $1.1 million increase in accounts payable and accrued and other current liabilities, partially offset by a $0.3 million increase in accounts receivable and a $0.4 million decrease in operating lease liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 primarily consisted of $0.6 million for purchases of intangible assets related to technology development and to $0.09 million for purchases of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2022 consisted of $1.6 million for business acquisitions, net of cash acquired, $0.3 million for purchases of property and equipment and $0.8 million for purchases of intangible assets.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 consisted primarily of the change of $0.9 million on our warehouse lines of credit, net of the effect of $0.3 million in principal payments on notes payable.

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

We define the non-GAAP financial measure of Adjusted EBITDA as net income (loss), excluding other expense, income tax benefit, depreciation and amortization, stock-based compensation expense, and transaction-related cost.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented (amount in thousands):

	Three Months
	March 31,
	2023	2022
Net loss	$(5,701)	(5,997)
Other expense (income), net	143	337
Income tax expense (benefit)	12	25
Depreciation and amortization	1,357	1,061
Transaction-related cost	—	51
Stock based compensation	2,820	2,407
Adjusted EBITDA	$(1,369)	$(2,116)

Critical Accounting Policies and Estimates

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, which provides a description of our critical accounting policies. There were no changes to critical accounting policies or estimates as reflected in our 2022 Annual Report. For additional information regarding our critical accounting policies and estimates, see the Critical Accounting Policies and Estimates section of MD&A included in our 2022 Annual Report.

Recent Accounting Standards

For information on recent accounting standards, see Note 3 to our consolidated financial statements above.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, and our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors that we have previously disclosed in our most recent Annual Report on Form 10-K, as filed with the SEC on March 30, 2023. The risks described in our Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Sales

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

There were no equity repurchases for the three months ended March 31, 2023. The approximate dollar value of shares that may yet be purchased pursuant to the repurchase program is $4.0 million. Management has no plans to repurchase additional shares at this time.

Item 6. Exhibits.

Exhibit Number	Description
4.1	Form of Senior Secured Convertible Pormissory Note (incorporated by reference to Exhibit 4.1 in the Form 8-K filed on April 14, 2023).

10.1	Form of Securites Purchase Agreement (incorporated by reference to Exhibit 10.1 in the Form 8-K filed on April 14, 2023).

10.2	Form of Security Agreement (incorporated by reference to Exhibit 10.2 in the Form 8-K filed on April 14, 2023).

10.3	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.3 in the Form 8-K filed on April 14, 2023).

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2023 and 2022; (iii) Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2023 and 2022; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2023 and 2022; and (v) Notes to Unaudited Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+Filed herewith.

†This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10 Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FATHOM HOLDINGS INC.

Date: May 11, 2023	By:	/s/ Marco Fregenal
Marco Fregenal
President and Chief Financial Officer (Principal Financial and Accounting Officer)