Form 10-Q
period 2023-06-30
Fathom Holdings Inc.
filed 2023-08-10
CIK 1753162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2023

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

As of August 8, 2023, the registrant had 18,121,402 shares common stock outstanding.

FATHOM HOLDINGS INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$9,099	$8,320
Restricted cash	72	60
Accounts receivable	4,326	3,074
Mortgage loans held for sale, at fair value	7,787	3,694
Prepaid and other current assets	3,557	3,668
Total current assets	24,841	18,816
Property and equipment, net	2,707	2,945
Lease right of use assets	4,932	5,508
Intangible assets, net	25,539	27,259
Goodwill	25,607	25,607
Other assets	58	52
Total assets	$83,684	$80,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,702	$3,343
Accrued and other current liabilities	3,488	3,403
Warehouse lines of credit	7,492	3,580
Lease liability - current portion	1,625	1,609
Long-term debt - current portion	96	564
Total current liabilities	17,403	12,499
Lease liability, net of current portion	4,569	5,241
Long-term debt, net of current portion	3,427	129
Other long-term liabilities	305	297
Total liabilities	25,704	18,166
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock (no par value, shares authorized, 100,000,000; shares issued and outstanding, 18,121,402 and 17,468,562 as of June 30, 2023 and December 31, 2022, respectively)	—	—
Additional paid-in capital	115,631	109,626
Accumulated deficit	(57,651)	(47,605)
Total stockholders’ equity	57,980	62,021
Total liabilities and stockholders’ equity	$83,684	$80,187

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Gross commission income	$94,633	$122,053	$167,803	$206,097
Other service revenue	5,456	6,126	9,827	12,164
Total revenue	100,089	128,179	177,630	218,261
Operating expenses
Commission and other agent-related costs	88,892	116,309	158,064	195,788
Operations and support	1,904	1,597	3,518	3,772
Technology and development	1,624	1,048	2,914	2,523
General and administrative	10,159	12,358	19,759	23,211
Marketing	927	1,329	1,643	2,492
Depreciation and amortization	820	813	1,515	1,385
Total operating expenses	104,326	133,454	187,413	229,171
Loss from operations	(4,237)	(5,275)	(9,783)	(10,910)
Other expense (income), net
Interest expense (income), net	79	6	63	7
Other nonoperating expense (income), net	4	228	163	564
Other expense (income), net	83	234	226	571
Loss before income taxes	(4,320)	(5,509)	(10,009)	(11,481)
Income tax expense (benefit)	25	160	37	185
Net loss	$(4,345)	$(5,669)	$(10,046)	$(11,666)
Net loss per share:
Basic	$(0.27)	$(0.35)	$(0.63)	$(0.72)
Diluted	$(0.27)	$(0.35)	$(0.63)	$(0.72)
Weighted average common shares outstanding:
Basic	16,023,981	16,039,971	16,017,560	16,180,782
Diluted	16,023,981	16,039,971	16,017,560	16,180,782

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(in thousands, except share data)

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at March 31, 2023	18,071,111	$—	$112,446	$(53,306)	$59,140
Stock-based compensation, net of forfeitures	50,291	—	3,185	—	3,185
Net loss	—	—	—	(4,345)	(4,345)
Balance at June 30, 2023	18,121,402	$—	$115,631	$(57,651)	$57,980

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at March 31, 2022	17,110,909	$—	$107,504	$(25,976)	$81,528
Issuance of common stock for purchase of business	35,688	—	263	—	263
Repurchase of common stock	(602,286)	—	(5,057)	—	(5,057)
Stock-based compensation, net of forfeitures	507,952	—	1,681	—	1,681
Net loss	—	—	—	(5,669)	(5,669)
Balance at June 30, 2022	17,052,263	$—	$104,391	$(31,645)	$72,746

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at December 31, 2022	17,468,562	$—	$109,626	$(47,605)	$62,021
Stock-based compensation, net of forfeitures	652,840	—	6,005	—	6,005
Net loss	—	—	—	(10,046)	(10,046)
Balance at June 30, 2023	18,121,402	$—	$115,631	$(57,651)	$57,980

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at December 31, 2021	16,751,606	$—	$100,129	$(19,979)	$80,150
Issuance of common stock for purchase of business	470,982	—	6,168	—	6,168
Repurchase of common stock	(686,097)	—	(6,045)	—	(6,045)
Stock-based compensation, net of forfeitures	515,772	—	4,139	—	4,139
Net loss	—	—	—	(11,666)	(11,666)
Balance at June 30, 2022	17,052,263	$—	$104,391	$(31,645)	$72,746

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,046)	$(11,666)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,867	2,405
Non-cash lease expense	720	1,098
Deferred financing cost amortization	21	—
Gain on sale of mortgages	(1,882)	(1,935)
Stock-based compensation	6,005	4,348
Deferred income taxes	8	1
Change in operating assets and liabilities:
Accounts receivable	(1,252)	(1,461)
Prepaid and other current assets	111	(152)
Other assets	(6)	80
Accounts payable	1,359	787
Accrued and other current liabilities	369	(1,092)
Operating lease liabilities	(800)	(1,074)
Mortgage loans held for sale	(85,461)	(131,177)
Proceeds from sale and principal payments on mortgage loans held for sale	83,250	140,206
Net cash (used in) provided by operating activities	(4,737)	368

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10)	(732)
Amounts paid for business and asset acquisitions, net of cash acquired	—	(2,479)
Purchase of intangible assets	(899)	(1,959)
Net cash used in investing activities	(909)	(5,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(491)	(566)
Deferred acquisition consideration payments	(284)	—
Net borrowings on warehouse lines of credit	3,912	(6,886)
Repurchase of common stock	—	(6,045)
Proceeds from note payable, net $200 in loan costs	3,300	—
Net cash provided by (used in) financing activities	6,437	(13,497)
Net increase (decrease) in cash, cash equivalents, and restricted cash	791	(18,299)
Cash, cash equivalents, and restricted cash at beginning of period	8,380	37,921
Cash, cash equivalents, and restricted cash at end of period	$9,171	$19,622

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$21	$8
Income taxes paid	—	111
Amounts due to sellers	—	1,100
Capitalized stock-based compensation	—	125
Right of use assets obtained in exchange for new lease liabilities	144	1,804
Issuance of common stock for purchase of business	—	6,168
Reconciliation of cash and restricted cash:
Cash and cash equivalents	$9,099	$19,512
Restricted cash	72	110
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$9,171	$19,622

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

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2023, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation the Company has determined that there are no material subsequent events that would require recognition or disclosure.

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

Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $10.0 million and $11.7 million for the six months ended June 30, 2023 and 2022, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business organically and via acquisitions. The Company received net proceeds of $3.3 million in April 2023 from the issuance of convertible notes. The Company had cash and cash equivalents of $9.1 million and $8.3 million as of June 30, 2023 and December 31, 2022, respectively. Management believes that existing cash along with its planned budget, which includes an increase in agent fees implemented in January 2023, growth from increasing attach rates across the Company’s businesses from internal referrals, reduction of certain expenses given initiatives implemented in early 2023, and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COVID-19 Risks, Impacts and Uncertainties - In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This new coronavirus caused a global health emergency and was declared a pandemic by the World Health Organization (WHO) in March 2020 (“COVID-19’’ or the “Pandemic”). In May 2023, the WHO declared that COVID-19 was no longer a global health emergency.

For the six months ended June 30, 2023 and the year ended December 31, 2022, due in part to the widespread availability of multiple COVID-19 vaccines, the effects of COVID-19 on business worldwide lessened. However, any lingering impact from COVID-19, as well as the recent increases in interest rates and inflationary pressure in the U.S. and world economies, is not fully known and cannot be estimated as the U.S. and global economies continue to react.

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

Note 3. Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have enhanced disclosure requirements about allowances and credit quality indicators. The new standard is effective for the Company for fiscal years beginning after December 15, 2022. The Company adopted the standard on January 1, 2023, and the impact of the new standard on its consolidated financial statements was immaterial.

In August 2020, the FASB issued ASU No. 2020-06 Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). The objective of the amendments in this ASU is to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The amendments in this ASU reduce the number of accounting models for convertible debt instruments and redeemable convertible preference shares. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. The amendments in the ASU are effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the standard during the quarter ended June 30, 2023, and the impact of the new standard on its consolidated financial statements was immaterial.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Acquisitions

The Company completed two acquisitions in the six months ended June 30, 2022, both accounted for as business combinations. On January 24, 2022, the Company acquired Cornerstone, a real estate mortgage business in the Washington DC and surrounding markets, for approximately $4.7 million. The purchase price was comprised of $1.1 million in cash consideration and 267,470 shares of common stock with an acquisition date fair value of $3.6 million. Approximately $0.6 million of the cash consideration is due within one year of the acquisition date. The Company is currently in discussions with the seller regarding extending the due date of this payment. On February 8, 2022, the Company acquired iPro, a real estate brokerage business in the Utah real estate market, for total consideration of approximately $4.2 million. The purchase price included cash consideration of approximately $1.8 million and 167,824 shares of common stock with an acquisition date fair value of $2.3 million. Approximately $0.1 million of the cash consideration was due within one year of the acquisition date and was paid by the Company in April 2023. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition, including mortgage loans held for sale of approximately $3.5 million, lease right of use assets and lease liabilities of approximately $0.6 million, accrued liabilities of approximately $0.4 million and warehouse lines of credit of approximately $3.4 million. The Company recorded finite-lived intangible assets of approximately $3.6 million and goodwill of approximately $4.9 million, prior to the updates to fair values noted below. None of the goodwill relating to the Cornerstone acquisition is deductible for income tax purposes. Goodwill in the amount of approximately $1.4 million relating to the iPro acquisition is deductible for income tax purposes.

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

Pro forma information has not been included as it is impracticable to obtain the information due to the lack of availability of historical GAAP financial data. The results of operations of these businesses do not have a material effect on the Company’s consolidated results of operations. Acquisition related costs incurred during the six months ended June 30, 2022, were $51,000 and are included in general and administrative expense.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Intangible Assets, Net

Intangible assets, net consisted of the following (amounts in thousands):

	June 30, 2023
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Trade names	$7,956	(1,660)	$6,296
Software development	13,247	(4,231)	9,016
Customer relationships	8,180	(2,642)	5,538
Agent relationships	5,856	(1,407)	4,449
Know-how	430	(190)	240
	$35,669	$(10,130)	$25,539

	December 31, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Trade names	$7,956	$(1,262)	$6,694
Software development	12,348	(3,029)	9,319
Customer relationships	8,180	(2,085)	6,095
Agent relationships	5,856	(988)	4,868
Know-how	430	(147)	283
	$34,770	$(7,511)	$27,259

Estimated future amortization of intangible assets as of June 30, 2023 was as follows (amounts in thousands):

Years Ending December 31,
2023 (remaining)	$2,678
2024	5,241
2025	4,989
2026	4,353
2027	3,353
Thereafter	4,925
Total	$25,539

The aggregate amortization expense for intangible assets was $1.4 million and $1.2 million, of which $0.7 million and $1.0 million was included in technology and development expense for the three months ended June 30, 2023 and 2022, respectively.

The aggregate amortization expense for intangible assets was $2.6 million and $2.1 million, of which $1.4 million and $1.5 million was included in technology and development expense for the six months ended June 30, 2023 and 2022, respectively.

Note 6. Goodwill

The carrying amount of goodwill by reportable segment as of June 30, 2023 and December 31, 2022 were as follows (amounts in thousands):

	Real Estate
	Brokerage	Mortgage	Technology	Other (a)	Total
Balance at June 30, 2023 and December 31, 2022	$2,690	$10,428	$4,168	$8,321	$25,607
(a)Other comprises goodwill not assigned to a reportable segment.

The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the six months ended June 30, 2023, no events occurred that indicated it was more likely than not that goodwill was impaired.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (amounts in thousands):

	June 30,	December 31,
	2023	2022
Deferred annual fee	$1,191	$1,100
Due to sellers	573	857
Accrued compensation	1,158	884
Other accrued liabilities	566	562
Total accrued and other current liabilities	$3,488	$3,403

Note 8. Warehouse Lines of Credit

Encompass Lending Group (“Encompass”), a wholly owned subsidiary of the Company, utilizes line of credit facilities as a means of temporarily financing mortgage loans pending their sale. The underlying warehouse lines of credit agreements, as described below, contain financial and other debt covenants.

Encompass maintains a master loan warehouse agreement with a bank whereby Encompass borrows funds to finance the origination or purchase of eligible loans. Interest on funds borrowed is equal to the greater of the 30-Day Secured Overnight Financing Rate (SOFR) rate plus 2.625% or 5.00%. The agreement expires in September 2023. The maximum funding available under these loans at June 30, 2023 was $7.5 million and December 31, 2022 was $15.0 million. At June 30, 2023 and December 31, 2022, the outstanding balance on this warehouse line was approximately $2.6 million and $1.7 million, respectively. As of June 30, 2023, Encompass was in compliance with the debt covenants under this facility.

Encompass maintains a mortgage participation purchase agreement with a bank whereby Encompass borrows funds to finance the origination or purchase of eligible loans. Interest on funds borrowed is equal to the greater of the 1 month Term SOFR Reference Rate (SOFR) Rate plus 2.11% or 3.61%. The agreement expires in December 2023.The maximum funding available under these loans at June 30, 2023 was $7.5 million and December 31, 2022 was $25.0 million. At June 30, 2023 and December 31, 2022, the outstanding balance on this warehouse line was approximately $2.4 million and $0.8 million, respectively. As of June 30, 2023, Encompass was in compliance with the debt covenants under this facility.

Encompass maintains a warehousing credit and security agreement with a bank whereby Encompass borrows funds to finance the origination of eligible mortgage loans. Interest on funds borrowed is equal to the greater of the daily adjusting Bloomberg Short-Term Bank Yield (BSBY) rate plus 2.00% or 3.5% per annum. The agreement expires in September 2023. The daily adjusting BSBY rate plus 2.00% as of June 30, 2023 was 7.22% and as of December 31, 2022 was 6.36%. The maximum funding available under these loans at June 30, 2023 was $7.5 million and December 31, 2022 was $15.0 million. At June 30, 2023 and December 31, 2022, the outstanding balance on this warehouse line was approximately $2.5 million and $1.0 million, respectively. As of June 30, 2023, Encompass was not in compliance with the debt covenant under this facility related to earnings, but the lender has waived the non-compliance.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2023	December 31, 2022
3.75% Small Business Administration installment loan due May 2050	$128	$151
Notes payable:
Convertible note payable, less unamortized costs of $179	3,321	—
6.0% director and officer insurance policy promissory note due April 30, 2023	—	246
9.0 % executive and officer insurance policy promissory note due August 1, 2023	74	296
Total debt	3,523	693
Long-term debt, current portion	(96)	(564)
Long-term debt, net of current portion	$3,427	$129

On April 13, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) and issued a Senior Secured Convertible Promissory Note in principal amount of $3,500,000 (the “Note”), in a private placement (the “Offering”). The Company paid a placement agent fee in the amount of $175,000 in connection with the Offering. The cash proceeds disbursed to the Company from the issuance of the Note were $3,300,000, after deducting the placement agent fee and approximately $25,000 in purchaser expenses.

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:

●	Agreed prices from Interest Rate Lock Commitments (“IRLC”);
●	Trading prices for derivative instruments; and
●	Closing prices at June 30, 2023 and December 31, 2022 for derivative instruments.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$7,787	$—	$7,787
Derivative assets (included in prepaids and other current assets)	—	—	37	37
	$—	$7,787	$37	$7,824

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$3,694	$—	$3,694
Derivative assets (included in prepaids and other current assets)	—	—	7	7
	$—	$3,694	$7	$3,701

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The table below presents certain information related to lease costs for the Company’s operating leases (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$446	$377	$906	$709
Short-term lease expense	141	115	302	227
Total lease cost	$587	$492	$1,208	$936

The following table presents the weighted average remaining lease term and the weighted average discount rate related to operating leases:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (in years) - operating leases	4.3	4.7
Weighted average discount rate - operating leases	6.24%	6.19%

The following table presents the maturities of lease liabilities (amounts in thousands):

Operating
Years Ended December 31,	Leases
2023 (remaining)	$1,019
2024	1,767
2025	1,484
2026	1,101
2027	969
2028 and thereafter	710
Total minimum lease payments	7,050
Less effects of discounting	(856)
Present value of future minimum lease payments	$6,194

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Shareholders’ Equity

On March 10, 2022, the Company’s Board of Directors authorized an expenditure of up to $10.0 million for the repurchase of shares of the Company’s common stock. The share repurchase program does not have a fixed expiration. Under the program, repurchases can be made from time-to-time using a variety of methods, including open market transactions, privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended or discontinued at any time at the Company’s discretion. During the year ended December 31, 2022, the Company reacquired 686,097 shares for approximately $6.0 million. As of June, 2023, the Company had approximately $4.0 million remaining under the share repurchase authorization.

During the six months ended June 30, 2022, the Company issued shares of common stock as part of the purchase consideration in connection with the acquisitions of iPro and Cornerstone. Refer to Note 4 for additional information about these acquisitions and the shares of common stock issued.

The Company has an outstanding equity-classified warrant issued to an underwriter in August 2020 (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant is exercisable at a per share exercise price of $11.00 and is exercisable at any time through August 4, 2025. As of June 30, 2023, no portion of the Underwriter Warrant has been exercised or expired.

Note 13. Stock-based Compensation

The Company’s 2019 Omnibus Stock Incentive Plan (the “2019 Plan”) provides for granting stock options, restricted stock awards, and restricted stock units to employees, directors, contractors and consultants of the Company. As of June 30, 2023, there were approximately 65,400 shares available for future grants under the 2019 Plan.

Restricted Stock Awards

Following is the restricted stock award activity for the three and six months ended June 30, 2023:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2022	1,375,145	$14.23
Granted	651,618	4.32
Released	(2,866)	6.55
Forfeited	(49,069)	12.77
Nonvested at March 31, 2023	1,974,828	10.98
Granted	61,514	4.51
Released	(27,464)	6.06
Forfeited	(29,300)	14.36
Nonvested at June 30, 2023	1,979,578	10.83

Restricted Stock Unit Awards

During 2022, the Company commenced granting restricted stock units to employees and agents.

Following is the restricted stock unit award activity for the three and six months ended June 30, 2023:

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2022	392,564	$6.58
Granted	894,891	4.28
Released	—	—
Forfeited	(12,852)	6.05
Nonvested at March 31, 2023	1,274,603	$4.97
Granted	88,481	4.53
Released	(17,080)	7.84
Forfeited	(45,510)	5.45
Nonvested at June 30, 2023	1,300,494	$5.07

Stock Option Awards

There were no stock option awards granted during the six month period ended June 30, 2023.

Stock-based Compensation expense

Stock-based compensation expense related to all awards issued under the Company’s stock compensation plans for the three and six months ended June 30, 2023 and 2022 was as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Commission and other agent-related cost	$1,070	$795	$2,068	$1,627
Operations and support	283	369	485	440
Technology and development	50	76	72	78
General and administrative	1,645	621	3,152	2,078
Marketing	137	80	228	125
Total stock-based compensation	$3,185	$1,941	$6,005	$4,348

The Company capitalized $0 of stock-based compensation expense associated with the cost of developing software for internal use during the three and six months ended June 30, 2023.

The Company capitalized approximately $0.1 million of stock-based compensation expense associated with the cost of developing software for internal use during each of the three and six months ended June 30, 2022.

At June 30, 2023, the total unrecognized compensation cost related to nonvested restricted stock awards was $8.7 million, which is expected to be recognized over a period of approximately 1.0 years.

At June 30, 2023, the total unrecognized compensation related to nonvested restricted stock units was $4.4 million which the Company expects to recognize over a period of approximately 1.4 years.

At June 30, 2023, the total unrecognized compensation related to nonvested stock option awards granted was approximately $0.1 million which the Company expects to recognize over a period of approximately 0.3 years.

Note 14. Related Party Transactions

We lease office space from entities affiliated with certain of our employees. We paid $0.1 million in total rent expense under these leases for each of the three months ended June 30, 2023 and 2022, and we paid $0.2 million in total rent expense under these leases for each of the six months ended June 30, 2023 and 2022.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Marketing expense for each of the three months ended June 30, 2023 and 2022 includes approximately $0.1 million from related parties in exchange for the Company receiving marketing services.

Marketing expense for the six months ended June 30, 2023 and 2022 includes approximately $0.2 and $0.3 million, respectively, from related parties in exchange for the Company receiving marketing services.

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows (amounts in thousands except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stock—basic and diluted	$(4,345)	$(5,669)	$(10,046)	$(11,666)
Denominator:
Weighted-average basic and diluted shares outstanding	16,023,981	16,039,971	16,017,560	16,180,782

Net loss per share attributable to common stock—basic and diluted	$(0.27)	$(0.35)	$(0.63)	$(0.72)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock options	147,707	43,996	147,707	43,996
Non-vested restricted stock awards	1,979,578	1,192,447	1,979,578	1,192,447
Non-vested restricted stock units	1,300,494	—	1,300,494	—
Common stock warrants	240,100	240,100	240,100	240,100
Convertible debt	583,333	—	583,333	—

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

The Company has historically maintained a valuation allowance against deferred tax assets and reported only minimal current state tax expense. For the three and six months ended June 30, 2023, the Company recorded income tax expense of approximately $25,000 and $37,000 respectively. For the three and six months ended June 30, 2022, the Company recorded income tax expense of approximately $160,000 and $185,000 respectively.The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses, but records a net deferred tax liability when reversals of deferred tax liabilities that relate to indefinite-live intangible assets may not be used in realizing deferred tax assets.

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The application of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the six months ended June 30, 2023 and the year ended December 31, 2022. Currently, the statute of limitations remains open subsequent to and including the year ended December 31, 2019.

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

FATHOM HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Key operating data for the reportable segments for the three and six months ended June 30, 2023 and 2022 are set forth in the tables below (amounts in thousands):

	Revenue
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Real Estate Brokerage	$94,633	$122,053	$167,803	$206,097
Mortgage	2,019	2,642	3,483	5,506
Technology	792	656	1,549	1,301
Corporate and other services (a)	2,645	2,828	4,795	5,357
Total revenue	$100,089	$128,179	$177,630	$218,261

	Adjusted EBITDA
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Real Estate Brokerage	$2,570	$1,755	$3,868	$2,709
Mortgage	(237)	(860)	(804)	(1,350)
Technology	(418)	(325)	(630)	(693)
Total Segment Adjusted EBITDA	1,915	570	2,434	666
Corporate and other services (a)	(1,457)	(2,554)	(3,345)	(4,763)
Total Company Adjusted EBITDA	458	(1,984)	(911)	(4,097)
Depreciation and amortization	1,510	1,343	2,867	2,405
Other expense (income), net	83	234	226	571
Income tax expense	25	160	37	185
Stock based compensation	3,185	1,941	6,005	4,348
Transaction-related costs	—	7	—	60
Net loss	$(4,345)	$(5,669)	$(10,046)	$(11,666)
(a)	Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and other services line.

Note 18. Commitments and Contingencies

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification of employees versus independent contractors, intellectual property, commercial or contractual claims, brokerage or real estate disputes, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and various liabilities based upon conduct of individuals or entities outside of the Company’s control, including agents and third party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of June 30, 2023, there was no material litigation against the Company that had a reasonable possibility of loss.

In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions, and is responsible for the proper disposition of these balances for its customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets, consistent with GAAP and industry practice. The balances amounted to $0.7 million and $1.8 million at June 30, 2023 and December 31, 2022, respectively.

Encompass Net Worth Requirements

In order to maintain approval from the U.S. Department of Housing and Urban Development to operate as a Title II non-supervised mortgagee, our indirect subsidiary Encompass is required to maintain adjusted net worth of $1,000,000 and must maintain liquid assets (cash, cash equivalents, or readily convertible instruments) of 20% of the required net worth. As of June 30, 2023, Encompass had adjusted net worth of approximately $3.5 million and liquid assets of $3.9 million.

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

In periods of economic growth, demand typically increases resulting in increasing home sales transactions and home sales prices. Similarly, a decline in economic growth, increasing interest rates and declining consumer confidence generally decreases demand. These are the trends we are currently facing. Additionally, regulations imposed by local, state, and federal government agencies can also negatively impact the housing markets in which we operate. Finally, national and global events, including pandemics such as COVID-19, geopolitical instability, that impact economic conditions and financial markets, including interest rates, can adversely impact the housing market.

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

In response to these macroeconomic and consumer demand developments, we took action to adjust our operations and manage our business towards longer-term profitability despite these adverse macroeconomic factors. We achieved our goal of reaching total company Adjusted EBITDA breakeven in the second quarter of 2023 and looking ahead, we remain focused on generating positive cash flow even in today’s market environment. We continue to identify opportunities to streamline our overhead and, as of December 31, 2022, had already reduced expenses by approximately $3.0 million per quarter.  We saw the full benefit of these expense reductions in the first two quarters of 2023. Importantly, we believe these cost reductions were made without sacrificing our ability to continue to grow. This is well ahead of our initial plan to reduce expenses by $1.5 million per quarter. We believe that these cost reduction initiatives, combined with the increase in agent transaction fees that became effective in January 2023, have positioned our business for profitable growth and facilitated our achievement of reaching Adjusted EBITDA breakeven in the second quarter of 2023.

For the six months ended June 30, 2023 and the year ended December 31, 2022, due in part to the widespread availability of multiple COVID-19 vaccines, the effects of the COVID-19 on business worldwide lessened. However, the continuing impact from COVID-19, as well as the recent increases in interest rates and inflationary pressure in the U.S. and world economies, is not fully known and cannot be estimated as the U.S. and global economies continue to react.

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

As of June 30, 2023 and June 30, 2022, we had approximately 10,930 and 9,560 agent licenses, respectively.  These figures represent growth of approximately 14.3% year-over-year.

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

Income Taxes

U.S. federal and state income tax benefits for a portion of historical net losses has been recognized in the period ended December 31, 2022. Previously the tax benefits had not been recognized due to our uncertainty of realizing a benefit from those items. As a result of certain acquisitions in prior years, we realized a portion of the pre-existing deferred tax assets due to the reversal of taxable temporary differences. As of December 31, 2022, we had federal net operating loss carryforwards of approximately $40.8 million and state net operating loss carryforwards of approximately $20.8 million. We have not recorded any U.S. federal or state tax benefits for the net losses incurred during the six months ended June 30, 2023 due to our uncertainty of realizing a benefit from those items. The federal net operating losses carry forward indefinitely. State net operating losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar state law provisions.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022 (dollar amounts in thousands)

Revenue

	Three Months Ended
	June 30,		Change
	2023	2022	Dollars	Percentage
Gross commission income	$94,633	$122,053	$(27,420)	-22%
Other service revenue	5,456	6,126	(670)	-11%
Total revenue	$100,089	$128,179	$(28,090)	-22%

For the three months ended June 30, 2023, gross commission income decreased by approximately $27.4 million, or 22%, as compared with the three months ended June 30, 2022. This decrease was primarily attributable to a 16.7% decrease in transaction volume; 11,010 real estate transactions during the three months ended June 30, 2023 compared to 13,215 transactions during the three months ended June 30, 2022. Our transaction volume decreased primarily due to rising interest rates. However, the negative impact of rising interest rates on transaction volume was lessened due to the 14.3% expansion in our agent base attributable to organic growth in the number of agents contracted with us and agents acquired through our acquisition of iPro in the first quarter of 2022. During the three months ended June 30, 2023, average revenue per transaction was $8,593, a 7.0% decrease compared to $9,236 during the three months ended June 30, 2022 primarily attributable to an approximate 6% decrease in average home prices.

For the three months ended June 30, 2023, other service revenue decreased by approximately $0.7 million or 11%, as compared with the three months ended June 30, 2022. This decrease was primarily attributable to a decrease in mortgage loans and title service transaction volume which was primarily attributable to to rising interest rates.

Operating Expenses

	Three Months Ended
	June 30,		Change
	2023	2022	Dollars	Percentage
Commission and other agent-related costs	$88,892	$116,309	$(27,417)	-24%
Operations and support	1,904	1,597	307	19%
Technology and development	1,624	1,048	576	55%
General and administrative	10,159	12,358	(2,199)	-18%
Marketing	927	1,329	(402)	-30%
Depreciation and amortization	820	813	7	1%
Total operating expenses	$104,326	$133,454	$(29,128)	-22%

For the three months ended June 30, 2023, commission and other agent-related costs decreased by approximately $27.4 million, or 24%, as compared with the three months ended June 30, 2022. Commission and other agent-related costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the decrease in commission and other agent-related costs compared to the same period in 2022 was primarily attributable to a decrease in agent commissions paid due to lower transaction volume mainly due to rising interest rates.  Commission and other agent-related costs also includes stock compensation.  The decrease in commission and other agent related costs was also attributable to our increasing the fees we charged to agents thereby lowering our payout in commission costs, partially offset by an increase in stock compensation costs paid to agents.

For the three months ended June 30, 2023, operations and support expenses were $1.9 million, an increase of approximately $0.3 million, or 19%, as compared with the three months ended June 30, 2022. This increase was primarily attributable to strategic increases in headcount in our mortgage, insurance and title businesses.

For the three months ended June 30, 2023, technology and development expenses increased by approximately $0.6 million, or 55%, as compared with the three months ending June 30, 2022. The increase was attributable to our ongoing investment in the intelliAgent platform and our LiveBy business.

For three months ended June 30, 2023, general and administrative expenses decreased by approximately $2.2 million, or 18%, as compared with the three months ended June 30, 2022. This decrease was primarily attributable to strategic decreases in headcount throughout our businesses and to salary reductions at the business unit and corporate executive management levels.

For the three months ended June 30, 2023, marketing expenses decreased by approximately $0.4 million, or 30%, as compared with the three months ended June 30, 2022. The decrease in marketing expenses is primarily related to leveraging internal resources and optimizing advertising expenditures.

For the three months ended June 30, 2023, depreciation and amortization expenses remained relatively constant.

Income Taxes

The Company recorded income tax expense of $25,000 and of $160,000 for the three months ended June 30, 2023 and 2022, respectively. This tax expense is primarily the result of current state income tax liabilities and deferred tax expense related to deferred tax liabilities that can not be fully offset by deferred tax assets.

Comparison of the Six Months Ended June 30, 2023 and 2022 (dollar amounts in thousands)

Revenue

	Six Months Ended
	June 30,		Change
	2023	2022	Dollars	Percentage
Gross commission income	$167,803	$206,097	$(38,294)	-19%
Other service revenue	9,827	12,164	(2,337)	-19%
Total revenue	$177,630	$218,261	$(40,631)	-19%

For the six months ended June 30, 2023, gross commission income decreased by approximately $38.3 million or 19%, as compared with the six months ended June 30, 2022. This decrease was primarily attributable to a 15.2% decrease in transaction volume; approximately 19,500 real estate transactions occurred during the six months ended June 30, 2023 compared to approximately 23,000 transactions during the six months ended June 30, 2022. Our transaction volume decreased primarily due to rising interest rates. However, the negative impact of rising interest rates on transaction volume was lessened due to the 18% expansion in our agent base attributable to organic growth in the number of agents contracted with us and agents acquired through our acquisition of iPro in the first quarter of 2022. During the six months ended June 30, 2023, average revenue per transaction was $8,605, a 4.0% decrease compared to $8,961 during the six months ended June 30, 2022 primarliy attributable to an approximate 2% decrease in average home prices.

For the six months ended June 30, 2023, other service revenue decreased by approximately $2.3 million or 19%, as compared with the six months ended June 30, 2022. This decrease was primarily attributable to a decrease in mortgage loans and title service transaction volume which was primarily attributable to to rising interest rates.

Operating Expenses

	Six Months Ended
	June 30,		Change
	2023	2022	Dollars	Percentage
Commission and other agent-related costs	$158,064	$195,788	$(37,724)	-19%
Operations and support	3,518	3,772	(254)	-7%
Technology and development	2,914	2,523	391	15%
General and administrative	19,759	23,211	(3,452)	-15%
Marketing	1,643	2,492	(849)	-34%
Depreciation and amortization	1,515	1,385	130	9%
Total operating expenses	$187,413	$229,171	$(41,758)	-18%

For the six months ended June 30, 2023, commission and other agent-related costs decreased by approximately $37.7 million, or 19%, as compared with the six months ended June 30, 2022. Commission and other agent-related costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the decrease in commission and other agent-related costs compared to the same period in 2022 was primarily attributable to a decrease in agent commissions paid due to lower transaction volume mainly due to rising interest rates.  Commission and other agent-related costs also includes stock compensation. The decrease in commission and other agent related costs was also attributable to our increasing the fees we charged to agents thereby lowering our payout in commission costs, partially offset by an increase in stock compensation costs paid to agents.

For the six months ended June 30, 2023, operations and support expenses were $3.5 million, a decrease of approximately $0.3 million, or 7%, as compared with the six months ended June 30, 2022. This decrease was primarily attributable to strategic decreases in headcount in our mortgage, insurance and title businesses in the first three months of this year.

For the six months ended June 30, 2023, technology and development expenses increased by approximately $0.4 million, or 15%, as compared with the six months ending June 30, 2022. The increase was attributable to our ongoing investment in the intelliAgent platform and our LiveBy business.

For the six months ended June 30, 2023, general and administrative expenses decreased by approximately $3.5 million, or 15%, as compared with the six months ended June 30, 2022. This decrease was primarily attributable to strategic decreases in headcount throughout our businesses and to salary reductions at the business unit and corporate executive management levels.

For the six months ended June 30, 2023, marketing expenses decreased by approximately $0.8 million, or 34%, as compared with the six months ended June 30, 2022. The decrease in marketing expenses is primarily related to leveraging internal resources and optimizing advertising expenditures.

For the six months ended June 30, 2023, depreciation and amortization expenses increased by approximately $0.1 million, or 9%, as compared with the six months ended June 30, 2022. The increase in depreciation and amortization expense is due to the amortization of the intangible assets (other than capitalized and purchased software for which amortization is included in technology and development expense) acquired in connection with the acquisition of Cornerstone and iPro in the first quarter of 2022.

Income Taxes

The Company recorded income tax expense of $37,000 and of $185,000 for the six months ended June 30, 2023 and 2022, respectively. This tax expense is primarily the result of current state income tax liabilities and deferred tax expense related to deferred tax liabilities that can not be fully offset by deferred tax assets.

Liquidity and Capital Resources (dollar amounts in thousands)

Capital Resources

	June 30,	December 31,	Change
	2023	2022	Dollars	Percentage
Current assets	$24,841	$18,816	$6,025	32%
Current liabilities	17,403	12,499	4,904	39%
Net working capital	$7,438	$6,317	$1,121	18%

To date, our principal sources of liquidity have been the net proceeds we received through public offerings and private sales of our common stock, as well as proceeds from loans. As of June 30, 2023, our cash totaled approximately $9.1 million, which represented an increase of approximately $0.8 million compared to December 31, 2022. As of June 30, 2023, we had net working capital of approximately $7.4 million, which represented an increase of $1.1 million compared to December 31, 2022.

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

Our future capital requirements depend on many factors, including any future acquisitions, our level of investment in technology, and our rate of growth into new markets. Our capital requirements might also be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes, any of which could adversely affect the manner in which we currently operate. Additionally, as the impact of national and other world events, such as the crisis in Ukraine, on the economy and our operations evolves, we will continuously assess our liquidity needs. In the event of a sustained market deterioration, we may need or seek advantageously to obtain additional funding through equity or debt financing, which might not be available on favorable terms or at all and could hinder our business and dilute our existing shareholders.

Cash Flows

Comparison of the Six Months Ended June 30, 2023 and 2022 (dollar amounts in thousands)

	Six Months Ended June 30,		Change
	2023	2022	Dollars	Percentage
Net cash (used in) provided by operating activities	$(4,737)	$368	$(5,105)	-1,387%
Net cash used in investing activities	$(909)	$(5,170)	$4,261	-82%
Net cash provided by (used in) financing activities	$6,437	$(13,497)	$19,934	-148%

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 consisted of a net loss of $10.0 million, non-cash charges of $9.6 million, including $6.0 million of stock-based compensation expense and $2.9 million of depreciation and amortization, offset by $1.9 million in gains on the sales of mortgages. Changes in assets and liabilities were primarily driven by $85.5 million in mortgage loan originations; partially offset by $83.3 million in proceeds from the sales and principal payments on mortgage loans held for sale, as well as, a $1.7 million increase in accounts payable and accrued and other current liabilities, offset by a $1.3 million increase in accounts receivable and a $0.8 million decrease in operating lease liabilities.

Net cash provided by operating activities for the six months ended June 30, 2022 consisted of a net loss of $11.7 million, non-cash charges of $7.9 million, including $4.3 million of stock-based compensation expense and $2.4 million of depreciation and amortization, offset by $1.9 million in gains on the sales of mortgages. Changes in assets and liabilities were primarily driven by a $131.0 million in mortgage loan originations offset by $140.0 million in proceeds from the sales and principal payments on mortgage loans held for sale, as well as, a $0.3 million increase in accounts payable and accrued and other current liabilities, offset by a $1.5 million increase in accounts receivable and a $1.1 million decrease in operating lease liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 primarily consisted of $0.9 million for purchases of intangible assets related to technology development, and to $0.01 million for purchases of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2022 consisted of $2.5 million for business acquisitions, net of cash acquired, $2.0 million for purchases of intangible assets related to technology development, and $0.7 million for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 consisted primarily of the change of $3.9 million on our warehouse lines of credit and the $3.3 million in the Note proceeds, net of  $0.5 million in principal payments on other notes payable and $0.3 million in deferred acquisition consideration payments.

Net cash used in financing activities for the six months ended June 30, 2022 consisted primarily of the change of $6.9 million on our warehouse lines of credit, $6.0 million in repurchase of common stock, and $0.6 million in principal payments on notes payable.

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

We believe that Adjusted EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted EBITDA. In particular, we believe the exclusion of share-based compensation expense and transaction-related costs associated with our acquisition activity provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. Adjusted EBITDA also excludes other income and expense, net which primarily includes nonrecurring expense items, such as, minor legal settlement claims, severance costs, and professional fees related to investigating potential financing opportunities, if applicable.

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to net income (loss), the closest comparable GAAP measure. Some of these limitations are that:

●	Adjusted EBITDA excludes stock-based compensation expense related to restricted stock awards, restricted stock units, and stock options, which have been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy;
●	Adjusted EBITDA excludes transaction-related costs primarily consisting of professional fees and any other costs incurred directly related to acquisition activity, which is an ongoing part of our growth strategy and therefore likely to occur; and
●	Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation and amortization of property and equipment and capitalized software costs, however, the assets being depreciated and amortized may have to be replaced in the future.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented (amount in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(4,345)	$(5,669)	$(10,046)	$(11,666)
Other expense (income), net	83	234	226	571
Income tax expense	25	160	37	185
Depreciation and amortization	1,510	1,343	2,867	2,405
Transaction-related cost	—	7	—	60
Stock based compensation	3,185	1,941	6,005	4,348
Adjusted EBITDA	$458	$(1,984)	$(911)	$(4,097)

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, and our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any litigation that we believe could have a material adverse effect on our financial position or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting our Company or our officers or directors in their capacities as such that has a reasonable possibility of loss.

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

There were no equity repurchases for the three months ended June 30, 2023. The approximate dollar value of shares that may yet be purchased pursuant to the repurchase program is $4.0 million. Management has no plans to repurchase additional shares at this time.

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

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2023 and 2022; (iii) Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2023 and 2022; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2023 and 2022; and (v) Notes to Unaudited Financial Statements.

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

FATHOM HOLDINGS INC.

Date: August 10, 2023	By:	/s/ Marco Fregenal
Marco Fregenal
President and Chief Financial Officer (Principal Financial and Accounting Officer)