Form 10-Q
period 2023-09-30
Fathom Holdings Inc.
filed 2023-11-09
CIK 1753162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______to______
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, the registrant had 18,174,964 shares common stock outstanding.

FATHOM HOLDINGS INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2023

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$6,616	$8,320
Restricted cash	146	60
Accounts receivable	4,124	3,074
Mortgage loans held for sale, at fair value	7,152	3,694
Prepaid and other current assets	3,604	3,668
Total current assets	21,642	18,816
Property and equipment, net	2,460	2,945
Lease right of use assets	4,392	5,508
Intangible assets, net	24,637	27,259
Goodwill	25,607	25,607
Other assets	59	52
Total assets	$78,797	$80,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,402	$3,343
Accrued and other current liabilities	3,034	3,403
Warehouse lines of credit	6,890	3,580
Lease liability - current portion	1,509	1,609
Long-term debt - current portion	290	564
Total current liabilities	15,125	12,499
Lease liability, net of current portion	4,105	5,241
Long-term debt, net of current portion	3,451	129
Other long-term liabilities	312	297
Total liabilities	22,993	18,166
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock (no par value, shares authorized, 100,000,000; shares issued and outstanding, 18,174,473 and 17,468,562 as of September 30, 2023 and December 31, 2022, respectively)	—	—
Additional paid-in capital	118,951	109,626
Accumulated deficit	(63,147)	(47,605)
Total stockholders’ equity	55,804	62,021
Total liabilities and stockholders’ equity	$78,797	$80,187
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Gross commission income	$88,247	$104,977	$256,050	$311,074
Other service revenue	5,277	6,287	15,104	18,452
Total revenue	93,524	111,264	271,154	329,526
Operating expenses
Commission and other agent-related costs	83,770	99,448	241,834	295,237
Operations and support	1,886	2,420	5,404	6,192
Technology and development	1,760	1,456	4,674	3,931
General and administrative	9,793	11,528	29,552	34,669
Marketing	796	1,457	2,439	3,948
Depreciation and amortization	891	852	2,406	2,238
Total operating expenses	98,896	117,161	286,309	346,215
Loss from operations	(5,372)	(5,897)	(15,155)	(16,689)
Other expense (income), net
Interest expense (income), net	88	(11)	151	4
Other nonoperating expense	18	126	181	800
Other expense (income), net	106	115	332	804
Loss before income taxes	(5,478)	(6,012)	(15,487)	(17,493)
Income tax expense	18	—	55	185
Net loss	$(5,496)	$(6,012)	$(15,542)	$(17,678)
Net loss per share:
Basic	$(0.34)	$(0.38)	$(0.97)	$(1.10)
Diluted	$(0.34)	$(0.38)	$(0.97)	$(1.10)
Weighted average common shares outstanding:
Basic	16,074,225	15,804,644	16,036,656	16,054,025
Diluted	16,074,225	15,804,644	16,036,656	16,054,025
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2023	18,121,402	$—	$115,631	$(57,651)	$57,980
Stock-based compensation, net of forfeitures	53,071	—	3,320	—	3,320
Net loss	—	—	—	(5,496)	(5,496)
Balance at September 30, 2023	18,174,473	$—	$118,951	$(63,147)	$55,804

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2022	17,052,263	$—	$104,391	$(31,645)	$72,746
Stock-based compensation, net of forfeitures	22,319	—	1,892	—	1,892
Net loss	—	—	—	(6,012)	(6,012)
Balance at September 30, 2022	17,074,582	$—	$106,283	$(37,657)	$68,626

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2022	17,468,562	$—	$109,626	$(47,605)	$62,021
Stock-based compensation, net of forfeitures	705,911	—	9,325	—	9,325
Net loss	—	—		(15,542)	(15,542)
Balance at September 30, 2023	18,174,473	$—	$118,951	$(63,147)	$55,804

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2021	16,751,606	$—	$100,129	$(19,979)	$80,150
Issuance of common stock for purchase of business	470,982	—	6,168	—	6,168
Repurchase of common stock	(686,097)	—	(6,045)	—	(6,045)
Stock-based compensation, net of forfeitures	538,091	—	6,031	—	6,031
Net loss	—	—	—	(17,678)	(17,678)
Balance at September 30, 2022	17,074,582	$—	$106,283	$(37,657)	$68,626
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,542)	$(17,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,466	3,785
Non-cash lease expense	1,291	1,565
Deferred financing costs amortization	46	—
Other non-cash	200	—
Gain on sale of mortgages	(2,778)	(3,443)
Stock-based compensation	9,325	6,470
Deferred income taxes	14	—
Change in operating assets and liabilities:
Accounts receivable	(1,050)	(672)
Derivative assets	—	(241)
Prepaid and other current assets	(136)	(2,128)
Other assets	(7)	43
Accounts payable	59	(382)
Accrued and other current liabilities	(3)	(284)
Operating lease liabilities	(1,412)	(1,540)
Mortgage loans held for sale originations	(111,722)	(205,137)
Proceeds from sale and principal payments on mortgage loans held for sale	111,043	213,172
Net cash used in operating activities	(6,206)	(6,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21)	(981)
Amounts paid for business and asset acquisitions, net of cash acquired	—	(2,479)
Purchase of intangible assets	(1,337)	(2,473)
Net cash used in investing activities	(1,358)	(5,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	3,768	554
Principal payments on debt	(566)	(846)
Cash paid for debt issuance costs	(200)	—
Borrowings from warehouse lines of credit	108,398	177,581
Repayment on warehouse lines of credit	(105,088)	(182,080)
Deferred acquisition consideration payments	(366)	—
Repurchase of common stock	—	(6,045)
Net cash provided by (used in) financing activities	5,946	(10,836)
Net decrease in cash, cash equivalents, and restricted cash	(1,618)	(23,239)
Cash, cash equivalents, and restricted cash at beginning of period	8,380	37,921
Cash, cash equivalents, and restricted cash at end of period	$6,762	$14,682

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$188	$23
Income taxes paid	50	111
Amounts due to sellers	—	1,100
Capitalized stock-based compensation	—	—
Right of use assets obtained in exchange for new lease liabilities	175	2,219
Issuance of common stock for purchase of business	—	6,168
Reconciliation of cash and restricted cash:
Cash and cash equivalents	$6,616	$14,543
Restricted cash	146	139
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$6,762	$14,682
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
In January and February 2022, the Company acquired Cornerstone Financial (“Cornerstone”) and iPro realty Network (“iPro”), respectively, in separate transactions accounted for as business combinations. Cornerstone is a real estate mortgage business that has helped expand in the Washington DC and surrounding markets. The acquisition of iPro, a real estate brokerage business, has helped expand the Company’s reach in the Utah real estate market.
Certain prior period amounts have been revised to conform to the current presentation. These changes have no impact on our previously reported consolidated balance sheets or statements of operations.
The Company has evaluated the impact of events that have occurred subsequent to September 30, 2023, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation the Company has determined that there are no material subsequent events that would require recognition or disclosure.
Note 2. Risks and Uncertainties
Certain Significant Risks and Business Uncertainties — The Company is subject to the risks and challenges associated with companies at a similar stage of development. These include dependence on key individuals, successful development and marketing of its offerings, and competition with larger companies with greater financial, technical, and marketing resources. Furthermore, during the period required to achieve higher revenue in order to become consistently profitable, the Company may require additional funds that might not be readily available or might not be on terms that are acceptable to the Company.
Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $15.5 million and $17.7 million for the nine months ended September 30, 2023 and 2022, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business organically and via acquisitions. The Company received net proceeds of $3.3 million in April 2023 from the issuance of convertible notes. The Company had cash and cash equivalents of $6.6 million and $8.3 million as of September 30, 2023 and December 31, 2022, respectively. Management believes that existing cash along with its planned budget, which includes an increase in agent fees implemented in January 2023, growth from increasing attach rates across the Company’s businesses from internal referrals, reduction of certain expenses given initiatives implemented in early 2023, and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements.

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
For the nine months ended September 30, 2023 and the year ended December 31, 2022, due in part to the widespread availability of multiple COVID-19 vaccines, the effects of COVID-19 on business worldwide lessened. However, any lingering impact from COVID-19, as well as the recent increases in interest rates and inflationary pressure in the U.S. and world economies, is not fully known and cannot be estimated as the U.S. and global economies continue to react.
Use of Estimates — The preparation of the unaudited interim consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions, including those related to doubtful accounts, legal contingencies, income taxes, deferred tax asset valuation allowances, stock-based compensation, goodwill, estimated lives of intangible assets, and intangible asset impairment. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company might differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
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
Note 4. Acquisitions
The Company completed two acquisitions in the nine months ended September 30, 2022, both accounted for as business combinations. On January 24, 2022, the Company acquired Cornerstone, a real estate mortgage business in the Washington DC and surrounding markets, for approximately $4.7 million. The purchase price was comprised of $1.1 million in cash consideration and 267,470 shares of common stock with an acquisition date fair value of $3.6 million. Approximately $0.6 million of the cash consideration was due within one year of the acquisition date. The Company has since renegotiated the timing of these payments. As of September 30, 2023, approximately $270,000 remained due to this seller which will be paid in monthly increments of $26,666 through August 30, 2024. On February 8, 2022, the Company acquired iPro, a real estate brokerage business in the Utah real estate market, for total consideration of approximately $4.2 million. The purchase price included cash consideration of approximately $1.8 million and 167,824 shares of common stock with an acquisition date fair value of $2.3 million. Approximately $0.1 million of the cash consideration was due

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
within one year of the acquisition date and was paid by the Company in April 2023. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition, including mortgage loans held for sale of approximately $3.5 million, lease right of use assets and lease liabilities of approximately $0.6 million, accrued liabilities of approximately $0.4 million and warehouse lines of credit of approximately $3.4 million. The Company recorded finite-lived intangible assets of approximately $3.6 million and goodwill of approximately $4.9 million, prior to the updates to fair values noted below. None of the goodwill relating to the Cornerstone acquisition is deductible for income tax purposes. Goodwill in the amount of approximately $1.4 million relating to the iPro acquisition is deductible for income tax purposes.
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
Pro forma information has not been included as it is impracticable to obtain the information due to the lack of availability of historical GAAP financial data. The results of operations of these businesses do not have a material effect on the Company’s consolidated results of operations. There were no acquisition related costs incurred during the nine months ended September 30, 2023 and there were $60,000 of such costs during the nine months ended September 30, 2022 included in general and administrative expense.
Note 5. Intangible Assets, Net
Intangible assets, net consisted of the following (amounts in thousands):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$7,956	$(1,859)	$6,097
Software development	13,686	(4,864)	8,822
Customer relationships	8,180	(2,921)	5,259
Agent relationships	5,856	(1,616)	4,240
Know-how	430	(211)	219
	$36,108	$(11,471)	$24,637

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$7,956	$(1,262)	$6,694
Software development	12,348	(3,029)	9,319
Customer relationships	8,180	(2,085)	6,095
Agent relationships	5,856	(988)	4,868
Know-how	430	(147)	283
	$34,770	$(7,511)	$27,259

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Estimated future amortization of intangible assets as of September 30, 2023 was as follows (amounts in thousands):

Years Ending December 31,
2023 (remaining)	$1,361
2024	5,329
2025	5,077
2026	4,441
2027	3,441
Thereafter	4,988
Total	$24,637
The aggregate amortization expense for intangible assets was $1.3 million and $1.2 million, of which $0.7 million and $0.5 million was included in technology and development expense for the three months ended September 30, 2023 and 2022, respectively.
The aggregate amortization expense for intangible assets was $4.0 million and $3.4 million, of which $2.1 million and $1.6 million was included in technology and development expense for the nine months ended September 30, 2023 and 2022, respectively.
Note 6. Goodwill
The carrying amount of goodwill by reportable segment as of September 30, 2023 and December 31, 2022 were as follows (amounts in thousands):

	Real Estate Brokerage	Mortgage	Technology	Other (a)	Total
Balance at September 30, 2023 and December 31, 2022	$2,690	$10,428	$4,168	$8,321	$25,607
_____________________________________________________________
(a)Other comprises goodwill not assigned to a reportable segment.
The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the nine months ended September 30, 2023, no events occurred that indicated it was more likely than not that goodwill was impaired. The Company plans to conduct an annual goodwill impairment test in the fourth quarter of 2023.
Note 7. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (amounts in thousands):

	September 30, 2023	December 31, 2022
Deferred annual fee	$1,217	$1,100
Due to sellers	491	857
Accrued compensation	825	884
Other accrued liabilities	501	562
Total accrued and other current liabilities	$3,034	$3,403

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
Encompass maintains a master loan warehouse agreement with a bank whereby Encompass borrows funds to finance the origination or purchase of eligible loans. Interest on funds borrowed is equal to the greater of 5.00% or the 30-Day Secured Overnight Financing Rate (SOFR) plus 2.625%. The agreement expires in July 2024. The maximum funding available under these loans at September 30, 2023 was $7.5 million and December 31, 2022 was $15.0 million. At September 30, 2023 and December 31, 2022, the outstanding balance on this warehouse line was approximately $4.5 million and $1.7 million, respectively. As of September 30, 2023, Encompass was in compliance with the debt covenants under this facility.
Encompass maintains a mortgage participation purchase agreement with a bank whereby Encompass borrows funds to finance the origination or purchase of eligible loans. Interest on funds borrowed is equal to the greater of 3.61% or the 1-month Term SOFR plus 2.11%. The agreement expires in December 2023.The maximum funding available under these loans at September 30, 2023 was $7.5 million and December 31, 2022 was $25.0 million. At September 30, 2023 and December 31, 2022, the outstanding balance on this warehouse line was approximately $2.4 million and $0.8 million, respectively. As of September 30, 2023, Encompass was not in compliance with certain of these debt covenants under this facility related to earnings, but it has received a waiver.
Encompass also had a warehousing credit and security agreement with a bank whereby Encompass borrowed funds to finance the origination of eligible mortgage loans. The agreement expired in September 2023 for the facility in the amount of $7.5 million and there was no outstanding balance as of September 30, 2023. Encompass was in compliance at the time of expiration of the agreement.

Encompass maintains a warehousing credit and security agreement with a bank whereby Encompass borrows funds to finance the origination of eligible mortgage loans. Interest on funds borrowed is equal to the greater of 5.75% or the 1-month CME Term SOFR plus 2.00%. The agreement expires in August 2024. The maximum funding available under these loans at September 30, 2023 was $10 million. At September 30, 2023, there was no outstanding balance on this warehouse line. As of September 30, 2023, Encompass was in compliance with debt covenants under this facility.
Note 9. Debt
Total debt consisted of the following (amounts in thousands):

	September 30, 2023	December 31, 2022
3.75% Small Business Administration installment loan due May 2050	$127	$151
Notes payable:
Convertible note payable, less unamortized costs of $154	3,346	—
Director and officer (D&O) insurance policy promissory note [1]	268	246
Executive and officer (E&O) insurance policy promissory note	—	296
Total debt	3,741	693
Long-term debt, current portion	290	564
Long-term debt, net of current portion	$3,451	$129
(1) The September 2023 D&O note carries a 6.85% interest rate and is payable quarterly with the last quarterly payment due in July 2024. The December 2022 D&O note carried a 6.0% interest rate and final payment was made in April 2023.
.    On April 13, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) and issued a Senior Secured Convertible Promissory Note in the principal amount of $3,500,000 (the “Note”), in a private placement (the “Offering”). The Company paid a placement agent fee in the amount

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of $175,000 in connection with the Offering. The cash proceeds disbursed to the Company from the issuance of the Note were $3,300,000, after deducting the placement agent fee and approximately $25,000 in purchaser expenses.
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

Note 10. Fair Value Measurements
FASB ASC 820, Fair Value Measurement (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The methodology establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:
•Level 1 inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).
•Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or prices that vary substantially).
•Level 3 inputs are unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:
•Agreed prices from Interest Rate Lock Commitments (“IRLC”);
•Trading prices for derivative instruments; and
•Closing prices at September 30, 2023 and December 31, 2022 for derivative instruments.
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$7,152	$—	$7,152
Derivative assets (included in prepaids and other current assets)	—	—	87	87
	$—	$7,152	$87	$7,239

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$3,694	$—	$3,694
Derivative assets (included in prepaids and other current assets)	—	—	7	7
	$—	$3,694	$7	$3,701
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
The table below presents certain information related to lease costs for the Company’s operating leases (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$402	$479	$1,308	$1,188
Short-term lease expense	206	96	508	216
Total lease cost	$608	$575	$1,816	$1,404
The following table presents the weighted average remaining lease term and the weighted average discount rate related to operating leases:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (in years) - operating leases	4.1	4.7
Weighted average discount rate - operating leases	6.26%	6.19%
The following table presents the maturities of lease liabilities (amounts in thousands):

Years Ended December 31,	Operating Leases
2023 (remaining)	$483
2024	1,713
2025	1,424
2026	1,067
2027	970
2028 and thereafter	710
Total minimum lease payments	6,367
Less effects of discounting	(753)
Present value of future minimum lease payments	$5,614
Note 12. Shareholders’ Equity
On March 10, 2022, the Company’s Board of Directors authorized an expenditure of up to $10.0 million for the repurchase of shares of the Company’s common stock. The share repurchase program does not have a fixed expiration. Under the program, repurchases can be made from time-to-time using a variety of methods, including open market transactions, privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended or discontinued at any time at the Company’s discretion. During the year ended December 31, 2022, the Company reacquired 686,097 shares for approximately $6.0 million. As of September 30, 2023, the Company had approximately $4.0 million remaining under the share repurchase authorization.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the nine months ended September 30, 2022, the Company issued shares of common stock as part of the purchase consideration in connection with the acquisitions of iPro and Cornerstone. Refer to Note 4 for additional information about these acquisitions and the shares of common stock issued.
The Company has an outstanding equity-classified warrant issued to an underwriter in August 2020 (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant is exercisable at a per share exercise price of $11.00 and is exercisable at any time through August 4, 2025. As of September 30, 2023, no portion of the Underwriter Warrant has been exercised or expired.
Note 13. Stock-based Compensation
The Company’s 2019 Omnibus Stock Incentive Plan (the “2019 Plan”) provides for granting stock options, restricted stock awards, and restricted stock units to employees, directors, contractors and consultants of the Company. On August 28, 2023, the Company’s shareholders approved an amendment to the 2019 Plan that increased the share reserve of the 2019 Plan by 1,700,000 shares from 4,060,778 shares to 5,760,778 shares. As of September 30, 2023, there were approximately 1,033,690 shares available for future grants under the 2019 Plan.
Restricted Stock Awards
Following is the restricted stock award activity for the three and nine months ended September 30, 2023:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	1,375,145	$14.23
Granted	651,618	4.32
Released	(2,866)	6.55
Forfeited	(49,069)	12.77
Nonvested at March 31, 2023	1,974,828	10.98
Granted	61,514	4.51
Released	(27,464)	6.06
Forfeited	(29,300)	14.36
Nonvested at June 30, 2023	1,979,578	$10.83
Granted	68,761	4.33
Released	(42,794)	6.81
Forfeited	(23,948)	14.62
Nonvested at September 30, 2023	1,981,597	$10.65

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Unit Awards
During 2022, the Company commenced granting restricted stock units to employees and agents.
Following is the restricted stock unit award activity for the three and nine months ended September 30, 2023:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	392,564	$6.58
Granted	894,891	4.28
Released	—	—
Forfeited	(12,852)	6.05
Nonvested at March 31 2023	1,274,603	$4.97
Granted	88,481	4.53
Released	(17,080)	7.84
Forfeited	(45,510)	5.45
Nonvested at June 30, 2023	1,300,494	$5.07
Granted	750,921	5.25
Released	(9,405)	5.30
Forfeited	(64,024)	5.10
Nonvested at September 30, 2023	1,977,986	$5.13
Stock Option Awards
There were no stock option awards granted during the nine-month period ended September 30, 2023.
Stock-based Compensation expense
Stock-based compensation expense related to all awards issued under the Company’s stock compensation plans for the three and nine months ended September 30, 2023 and 2022 was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commission and other agent-related cost	$903	$476	$2,971	$2,102
Operations and support	155	509	391	949
Technology and development	55	125	127	203
General and administrative	2,124	932	5,525	3,010
Marketing	83	81	311	206
Total stock-based compensation	$3,320	$2,123	$9,325	$6,470
The Company capitalized $0.4 million of stock-based compensation expense associated with the cost of developing software for internal use during the three and nine months ended September 30, 2023.
The Company capitalized approximately $0.1 million of stock-based compensation expense associated with the cost of developing software for internal use during each of the three and nine months ended September 30, 2022.
At September 30, 2023, the total unrecognized compensation cost related to nonvested restricted stock awards was $6.4 million, which is expected to be recognized over a period of approximately 0.7 years.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2023, the total unrecognized compensation related to nonvested restricted stock units was $7.2 million which the Company expects to recognize over a period of approximately 1.2 years.
At September 30, 2023, the stock options granted were fully expensed.
Note 14. Related Party Transactions
We lease office space from entities affiliated with certain of our employees. We paid $0.1 million and $0.1 million in total rent expense under these leases for each of the three months ended September 30, 2023 and 2022, respectively, and we paid $0.3 million and $0.1 million in total rent expense under these leases for each of the nine months ended September 30, 2023 and 2022, respectively.
Marketing expense for each of the three-month periods ended September 30, 2023 and 2022 includes approximately $0.1 million paid to related parties in exchange for the Company receiving marketing services.
Marketing expense for the nine months ended September 30, 2023 and 2022 includes approximately $0.3 million and $0.4 million, respectively, paid to related parties in exchange for the Company receiving marketing services.
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
The calculation of basic and diluted net loss per share attributable to common stock was as follows (amounts in thousands except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stock—basic and diluted	$(5,496)	$(6,012)	$(15,542)	$(17,678)
Denominator:
Weighted-average basic and diluted shares outstanding	16,074,225	15,804,644	16,036,656	16,054,025

Net loss per share attributable to common stock—basic and diluted	$(0.34)	$(0.38)	$(0.97)	$(1.10)
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	147,707	147,707	147,707	147,707
Non-vested restricted stock awards	1,981,597	1,186,136	1,981,597	1,186,136
Non-vested restricted stock units	1,977,986	—	1,977,986	—
Common stock warrants	240,100	240,100	240,100	240,100
Convertible debt	583,333	—	583,333	—

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
The Company has historically maintained a valuation allowance against deferred tax assets and reported only minimal current state tax expense. For the three and nine months ended September 30, 2023, the Company recorded income tax expense of approximately $0.02 million and $0.06 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded income tax expense of approximately $0 and $0.2 million, respectively. The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses, but records a net deferred tax liability when reversals of deferred tax liabilities that relate to indefinite-live intangible assets may not be used in realizing deferred tax assets.
The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The application of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the nine months ended September 30, 2023 and the year ended December 31, 2022. Currently, the statute of limitations remains open subsequent to and including the year ended December 31, 2019.
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
Revenue and Adjusted EBITDA are the primary measures used by the CODM to evaluate financial performance of the reportable segments and to allocate resources. Adjusted EBITDA represents the revenues of the operating segment less operating expenses directly attributable to the respective operating segment. Adjusted EBITDA is defined by us as net income (loss), excluding other income and expense, costs related to acquisitions, income taxes, depreciation and amortization, and stock-based compensation expense. In particular, the Company believes the exclusion of non-cash stock-based compensation expense related to restricted stock awards, restricted stock units, and stock options and transaction-related costs provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. The Company’s presentation of Adjusted EBITDA might not be comparable to similar measures used by other companies.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The balance sheet is managed on a consolidated basis and is not used in the context of segment reporting.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Key operating data for the reportable segments for the three and nine months ended September 30, 2023 and 2022 are set forth in the tables below (amounts in thousands):

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Real Estate Brokerage	$88,247	$104,977	$256,050	$311,074
Mortgage	1,921	2,839	5,404	8,345
Technology	836	702	2,385	2,003
Corporate and other services (a)	2,520	2,746	7,315	8,104
Total revenue	$93,524	$111,264	$271,154	$329,526

	Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Real Estate Brokerage	$1,582	$576	$5,450	$3,311
Mortgage	(293)	(406)	(1,097)	(1,726)
Technology	(514)	(372)	(1,144)	(1,091)
Total Segment Adjusted EBITDA	775	(202)	3,209	494
Corporate and other services (a)	(1,028)	(2,123)	(4,373)	(6,801)
Total Company Adjusted EBITDA	(253)	(2,325)	(1,164)	(6,307)
Depreciation and amortization	1,599	1,436	4,466	3,839
Other expense (income), net	106	115	332	804
Income tax expense	18	—	55	185
Stock based compensation	3,320	2,123	9,325	6,470
Other non-cash items and transaction costs	200	13	200	73
Net loss	$(5,496)	$(6,012)	$(15,542)	$(17,678)
_____________________________________________________________
(a)Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and other services line.
Note 18. Commitments and Contingencies
From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification of employees versus independent contractors, intellectual property, commercial or contractual claims, brokerage or real estate disputes, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and various liabilities based upon conduct of individuals or entities outside of the Company’s control, including agents and third party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of September 30, 2023, there was no material litigation against the Company that had a reasonable possibility of loss.
In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions, and is responsible for the proper disposition of these balances for its customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets, consistent with GAAP and industry practice. The balance amounted to $0.8 million and $1.8 million at September 30, 2023 and December 31, 2022, respectively.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Encompass Net Worth Requirements
In order to maintain approval from the U.S. Department of Housing and Urban Development to operate as a Title II non-supervised mortgagee, our indirect subsidiary Encompass is required as of December 31 to have adjusted net worth of $1,000,000 and must maintain liquid assets (cash, cash equivalents, or readily convertible instruments) of 20% of the required net worth. As of December 31, 2022, Encompass had adjusted net worth of approximately $3.5 million and liquid assets of $3.9 million.
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
Corporate Developments During 2022 and 2023
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
In periods of economic growth, demand typically increases resulting in increasing home sales transactions and home sales prices. Similarly, a decline in economic growth, increasing interest rates and declining consumer confidence generally decreases demand. These are the trends we are currently facing. Additionally, industry litigation, and regulations imposed by local, state, and federal government agencies can also negatively impact the housing markets in which we operate. Finally, national and global events, including pandemics such as COVID-19, geopolitical instability, that impact economic conditions and financial markets, including interest rates, can adversely impact the housing market.
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

In response to these macroeconomic and consumer demand developments, we took action to adjust our operations and manage our business towards longer-term profitability despite these adverse macroeconomic factors. We achieved our goal of reaching total company Adjusted EBITDA breakeven in the second quarter of 2023 although it turned marginally negative again in the third quarter of 2023. Looking ahead, we remain focused on generating positive operating cash flow even in today’s market environment. We continue to identify opportunities to streamline our overhead and, as of December 31, 2022, had already reduced expenses by approximately $3.0 million per quarter. During the third quarter, we continued to see the benefits from the cost-reduction measures we’ve already implemented. We will continue to further right-size the Company's expenses, including implementing management salary reductions for a combined expected savings of approximately $1.2 million per quarter going forward. We believe that these cost reduction initiatives, combined with the increase in agent transaction fees that became effective in January 2023, have positioned our business for profitable growth in the future.
For the nine months ended September 30, 2023 and the year ended December 31, 2022, due in part to the widespread availability of multiple COVID-19 vaccines, the effects of the COVID-19 on business worldwide lessened. However, the continuing impact from COVID-19, as well as the recent increases in interest rates and inflationary pressure in the U.S. and world economies, is not fully known and cannot be estimated as the U.S. and global economies continue to react.

On October 31, 2023, a federal jury in Missouri found that The National Association of Realtors (“NAR”) and certain companies conspired to artificially inflate brokerage commissions, which is in violation of federal antitrust law. The judgement was appealed on October 31, 2023, while the plaintiffs have now sued a number of other companies, although not us yet. Due to this litigation, there may be rule changes for the NAR, such as increased disclosure of commission offers from sellers’ agents to buyers’ agents, but the direct and indirect effects, if any, of the judgement upon the real estate industry are not yet entirely clear. There could also be further changes in real estate industry practices. All of this has prompted discussion of changes to rules established by local or state real estate boards or multiple listing services. All of this may require changes to many brokers’ business models, including changes in agent and broker compensation. For example, many of our competitors may need to develop mechanisms and a plan that enables buyers and sellers to negotiate commissions. In contrast, our flat fee per real estate transaction model has always enabled our agents to negotiate their own fees. We have never interfered with our agents' ability to negotiate commissions and have no direct incentive to do so , because their commission have no impact on our operating net income. Our flat fee per real estate transaction model enables our agents to freely settle their transaction commissions at their own discretion. The Company will continue to monitor ongoing and similar antitrust litigation against our competitors, however, as our agent compensation model fully supports commission negotiation, we do not expect the need to have to change our compensation model in a manner that would adversely affect our financial condition and results of operations. However, the litigation and its ramifications could cause unforeseen turmoil in our industry, the impacts of which could have a negative effect on us as an industry participant.
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
As of September 30, 2023 and September 30, 2022, we had approximately 11,333 and 9,991 agent licenses, respectively. These figures represent growth of approximately 13.4% year-over-year.
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
Operating Expenses
Commission and other agent-related costs
Commission and other agent-related costs consists primarily of agent commissions, less fees paid to us by our agents, order fulfillment, share-based compensation for agents, title searches, and direct cost to fulfill the services provided. We expect commission and other agent-related costs to continue to rise over the longer term in proportion to the expected growth in our operations.
Operations and support
Operations and support consist primarily of direct cost to fulfill the services from our mortgage lending, title services, insurance services and other services provided. We expect operations and support to continue to rise over the longer term in proportion to the expected growth in our operations.
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
Income Taxes
U.S. federal and state income tax benefits for a portion of historical net losses has been recognized in the period ended December 31, 2022. Previously the tax benefits had not been recognized due to our uncertainty of realizing a benefit from those items. As a result of certain acquisitions in prior years, we realized a portion of the pre-existing deferred tax assets due to the reversal of taxable temporary differences. As of December 31, 2022, we had federal net operating loss carryforwards of approximately $40.8 million and state net operating loss carryforwards of approximately $20.8 million. We have not recorded any U.S. federal or state tax benefits for the net losses incurred during the nine months ended September 30, 2023 due to our uncertainty of realizing a benefit from those items. The federal net operating losses carry forward indefinitely. State net operating losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar state law provisions.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022 (dollar amounts in thousands)
Revenue

	Three Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Gross commission income	$88,247	$104,977	$(16,730)	(16)%
Other service revenue	5,277	6,287	(1,010)	(16)%
Total revenue	$93,524	$111,264	$(17,740)	(16)%
For the three months ended September 30, 2023, gross commission income decreased by approximately $16.7 million, or 16%, as compared with the three months ended September 30, 2022. This decrease was primarily attributable to a 14.7% decrease in transaction volume; 10,303 real estate transactions during the three months ended September 30, 2023 compared to 12,077 transactions during the three months ended September 30, 2022. Our transaction volume decreased primarily due to rising interest rates. However, the negative impact of rising interest rates on transaction volume was lessened due to the 13.4% expansion in our agent base. During the three months ended September 30, 2023, average revenue per transaction was $8,565, a 1.5% decrease compared to $8,692 during the three months ended September 30, 2022 primarily attributable to an approximate 1.7% decrease in the average price of the homes we sold.
For the three months ended September 30, 2023, other service revenue decreased by approximately $1.0 million or 16%, as compared with the three months ended September 30, 2022. This decrease was primarily attributable to a decrease in mortgage loans and title service transaction volume, which was primarily attributable to rising interest rates.
Operating Expenses

	Three Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Commission and other agent-related costs	$83,770	$99,448	$(15,678)	(16)%
Operations and support	1,886	2,420	(534)	(22)%
Technology and development	1,760	1,456	304	21%
General and administrative	9,793	11,528	(1,735)	(15)%
Marketing	796	1,457	(661)	(45)%
Depreciation and amortization	891	852	39	5%
Total operating expenses	$98,896	$117,161	$(18,265)	(16)%
For the three months ended September 30, 2023, commission and other agent-related costs decreased by approximately $15.9 million, or 16%, as compared with the three months ended September 30, 2022. Commission and other agent-related costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the decrease in commission and other agent-related costs compared to the same period in 2022 was primarily attributable to a decrease in agent commissions paid due to lower transaction volume mainly due to rising interest rates. The lift expected from our increasing the fees we charged to agents thereby lowering our payout in commission costs starting in January 2023, was partially offset by an increase in non-cash stock compensation costs paid to agents.
For the three months ended September 30, 2023, operations and support expenses were $1.9 million, a decrease of approximately $0.5 million, 22%, as compared with the three months ended September 30, 2022. This decrease was primarily attributable to strategic decreases in headcount in our mortgage, insurance and title businesses.
For the three months ended September 30, 2023, technology and development expenses increased by approximately $0.3 million, or 21%, as compared with the three months ending September 30, 2022. The increase was attributable to our ongoing investment in the intelliAgent platform and our LiveBy business, and to an higher amortization related to capitalized technology development costs.
For the three months ended September 30, 2023, general and administrative expenses decreased by approximately $1.7 million, or 15%, as compared with the three months ended September 30, 2022. This decrease was primarily attributable to strategic decreases in headcount throughout our businesses.
For the three months ended September 30, 2023, marketing expenses decreased by approximately $0.7 million, or 45%, as compared with the three months ended September 30, 2022. The decrease in marketing expenses is primarily related to leveraging internal resources and optimizing advertising expenditure.
For the three months ended September 30, 2023, depreciation and amortization expenses remained relatively constant.
Income Taxes
The Company recorded income tax expense of approximately $0.02 million and of $0 for the three months ended September 30, 2023 and 2022, respectively. This tax expense is primarily the result of current state income tax liabilities and deferred tax expense related to deferred tax liabilities that can not be fully offset by deferred tax assets.
Comparison of the Nine Months Ended September 30, 2023 and 2022 (dollar amounts in thousands)
Revenue

	Nine Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Gross commission income	$256,050	$311,074	$(55,024)	(18)%
Other service revenue	15,104	18,452	(3,348)	(18)%
Total revenue	$271,154	$329,526	$(58,372)	(18)%
For the nine months ended September 30, 2023, gross commission income decreased by approximately $55.0 million or 18%, as compared with the nine months ended September 30, 2022. This decrease was primarily attributable to a 15.8% decrease in transaction volume; approximately 29,835 real estate transactions occurred during the nine months ended September 30, 2023 compared to approximately 35,464 transactions during the nine months ended September 30, 2022. Our transaction volume decreased primarily due to rising interest rates. However, the negative impact of rising interest rates on transaction volume was lessened due to the 13.4% expansion in our agent base. During the nine months ended September 30, 2023, average revenue per transaction was $8,582, a 2.3% decrease compared to $8,771 during the nine months ended September 30, 2022, primarily attributable to an approximate 3.51% decrease in the average price of the homes we sold.
For the nine months ended September 30, 2023, other service revenue decreased by approximately $3.3 million or 18%, as compared with the nine months ended September 30, 2022. This decrease was primarily attributable to a decrease in mortgage loans and title service transaction volume, which was primarily attributable to rising interest rates.
Operating Expenses

	Nine Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Commission and other agent-related costs	241,834	$295,237	$(53,403)	(18)%
Operations and support	5,404	6,192	(788)	(13)%
Technology and development	4,674	3,931	743	19%
General and administrative	29,552	34,669	(5,117)	(15)%
Marketing	2,439	3,948	(1,509)	(38)%
Depreciation and amortization	2,406	2,238	168	8%
Total operating expenses	$286,309	$346,215	$(59,906)	(17)%

For the nine months ended September 30, 2023, commission and other agent-related costs decreased by approximately $53.6 million, or 18%, as compared with the nine months ended September 30, 2022. Commission and other agent-related costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the decrease in commission and other agent-related costs compared to the same period in 2022 was primarily attributable to a decrease in agent commissions paid due to lower transaction volume mainly due to rising interest rates. The lift expected from our increasing the fees we charged to agents thereby lowering our payout in commission costs starting in January 2023, was partially offset by an increase in non-cash stock compensation costs paid to agents.
For the nine months ended September 30, 2023, operations and support expenses were $5.4 million, a decrease of approximately $0.8 million, or 13%, as compared with the nine months ended September 30, 2022. This decrease was primarily attributable to strategic decreases in headcount in our mortgage, insurance and title businesses in the first three months of this year.
For the nine months ended September 30, 2023, technology and development expenses increased by approximately $0.7 million, or 19%, as compared with the nine months ending September 30, 2022. The increase was attributable to our ongoing investment in the intelliAgent platform and our LiveBy business.
For the nine months ended September 30, 2023, general and administrative expenses decreased by approximately $5.1 million, or 15%, as compared with the nine months ended September 30, 2022. This decrease was primarily attributable to strategic decreases in headcount throughout our businesses and to salary reductions at the business unit and corporate executive management levels.
For the nine months ended September 30, 2023, marketing expenses decreased by approximately $1.5 million, or 38%, as compared with the nine months ended September 30, 2022. The decrease in marketing expenses is primarily related to leveraging internal resources and optimizing advertising expenditures.
For the nine months ended September 30, 2023, depreciation and amortization expenses increased by approximately $0.2 million, or 8%, as compared with the nine months ended September 30, 2022. The increase in depreciation and amortization expense is due to the amortization of the intangible assets (other than capitalized and purchased software for which amortization is included in technology and development expense) acquired in connection with the acquisition of Cornerstone and iPro in the first quarter of 2022.
Income Taxes
The Company recorded income tax expense of approximately $0.06 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively. This tax expense is primarily the result of current state income tax liabilities and deferred tax expense related to deferred tax liabilities that can not be fully offset by deferred tax assets.
Liquidity and Capital Resources (dollar amounts in thousands)
Capital Resources

	September 30, 2023	December 31, 2022	Change
			Dollars	Percentage
Current assets	$21,642	$18,816	$2,826	15%
Current liabilities	15,125	12,499	2,626	21%
Net working capital	$6,517	$6,317	$200	3%
To date, our principal sources of liquidity have been the net proceeds we received through public offerings and private sales of our common stock, as well as proceeds from loans. As of September 30, 2023, our cash and cash equivalents totaled approximately $6.7 million, which represented a decrease of approximately $1.7 million compared to December 31, 2022. As of September 30, 2023, we had net working capital of approximately $6.5 million, which represented an increase of $0.2 million compared to December 31, 2022.
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
Our future capital requirements depend on many factors, including any future acquisitions, our level of investment in technology, and our rate of growth into new markets. Our capital requirements might also be affected by factors which we cannot control such as the residential real estate market, litigation, interest rates, and other monetary and fiscal policy changes, any of which could adversely affect the manner in which we currently operate. Additionally, as the impact of national and other world events, such as the crisis in Ukraine, on the economy and our operations evolves, we will continuously assess our liquidity needs. In the event of a sustained market deterioration, we may need or seek advantageously to obtain additional funding through equity or debt financing, which might not be available on favorable terms or at all and could hinder our business and dilute our existing shareholders.
Cash Flows
Comparison of the Nine Months Ended September 30, 2023 and 2022 (dollar amounts in thousands)

	Nine Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Net cash (used in) provided by operating activities	$(6,206)	$(6,470)	$264	4%
Net cash used in investing activities	$(1,358)	$(5,933)	$4,575	77%
Net cash provided by (used in) financing activities	$5,946	$(10,836)	$16,782	155%
Cash Flows from Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2023 consisted of a net loss of $15.5 million, non-cash charges excluding lease related expenses of $11.3 million, including $9.3 million of stock-based compensation expense and $4.5 million of depreciation and amortization, partially offset by $2.8 million in gains on the sales of mortgages. Changes in assets and liabilities were primarily driven by $111.7 million in mortgage loan originations; partially offset by $111.0 million in proceeds from the sales and principal payments on mortgage loans held for sale, as well as, a $1.1 million increase in accounts receivable
Net cash used in operating activities for the nine months ended September 30, 2022 consisted of a net loss of $17.7 million, non-cash charges of $11.9 million, including $6.5 million of stock-based compensation expense and $3.8 million of depreciation and amortization, and $1.6 million in lease expense, partially offset by $3.8 million in gains on the sales of mortgages. Changes in assets and liabilities were primarily driven by a $8.0 million net decrease in proceeds from the sales and principal payments on mortgage loans held for sale, partially offset by a $2.1 million increase in prepaids and other current assets, $0.7 million increase in accounts receivable and a $2.2 million combined decrease in operating lease liabilities, accounts payable, accrued and other current liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 primarily consisted of $1.3 million for purchases of intangible assets related to technology development.
Net cash used in investing activities for the nine months ended September 30, 2022 consisted of $2.5 million for the business acquisitions, net of cash acquired, $1.0 million for purchases of property and equipment, and $2.5 million for purchases of intangible assets.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 consisted primarily of the change of $3.3 million on our warehouse lines of credit and the $3.8 million in the debt proceeds, net of $0.6 million in principal payments on debt, $0.4 million in deferred acquisition consideration payments, and $0.2 million in debt issuance costs.
Net cash used in financing activities for the nine months ended September 30, 2022 consisted primarily of the change of $5.5 million on our warehouse lines of credit, net of the effect of the Cornerstone acquisition, $6.0 million in repurchase of common stock, and $0.8 million in principal payments on debt.
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
We define the non-GAAP financial measure of Adjusted EBITDA as net income (loss), excluding other expense, income tax benefit, depreciation and amortization, stock-based compensation expense, and other non-cash items and transaction costs.
We believe that Adjusted EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted EBITDA. In particular, we believe the exclusion of share-based compensation expense and transaction-related costs associated with our acquisition activity provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. Adjusted EBITDA also excludes other income and expense, net which primarily includes typically nonrecurring expense items, such as, minor legal settlement claims, severance costs, professional fees related to investigating potential financing opportunities, if applicable, and other non-cash items representing reserves on certain agent fee collections.
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to net income (loss), the closest comparable GAAP measure. Some of these limitations are that:
•Adjusted EBITDA excludes stock-based compensation expense related to restricted stock awards, restricted stock units, and stock options, which have been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy;
•Adjusted EBITDA excludes transaction-related costs primarily consisting of professional fees and any other costs incurred directly related to acquisition activity, which is an ongoing part of our growth strategy and therefore likely to occur; and
•Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation and amortization of property and equipment and capitalized software costs, however, the assets being depreciated and amortized may have to be replaced in the future.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented (amount in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(5,496)	$(6,012)	$(15,542)	$(17,678)
Other expense (income), net	106	115	332	804
Income tax expense	18	—	55	185
Depreciation and amortization	1,599	1,436	4,466	3,839
Other non-cash items and transaction costs	200	13	200	73
Stock based compensation	3,320	2,123	9,325	6,470
Adjusted EBITDA	$(253)	$(2,325)	$(1,164)	$(6,307)
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

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer, and our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
(b)Changes in Internal Control Over Financial Reporting
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
Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described in Part I. Item 1A. Risk Factors included in our most recent Annual Report on Form 10-K, as filed with the SEC on March 30, 2023 (“2022 10-K”), which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. Except for such additional information and the updated risk factor set forth below, we believe there have been no other material changes in our risk factors from those disclosed in our 2022 10-K.

Adverse outcomes in litigation and regulatory actions against other companies and agents in our industry could adversely impact our financial results.

Adverse outcomes in legal and regulatory actions against other companies, brokers, and agents in the residential and commercial real estate industry may adversely impact the financial condition of the Company and our real estate brokers and agents when those matters relate to business practices shared by the Company, our real estate brokers and agents, or our industry at large. Such matters may include, without limitation, RESPA, Telephone Consumer Protection Act of 1991 and state consumer protection law, antitrust and anticompetition, and worker classification claims. Additionally, if plaintiffs or regulatory bodies are successful in such actions, this may increase the likelihood that similar claims are made against the Company and/or our real estate brokers and agents which claims could result in significant liability and be adverse to our financial results if we or our brokers and agents are unable to distinguish or defend our business practices.

As an example, in the matter of Burnett v. National Association of Realtors (U.S. District Court for the Western District of Missouri), a federal jury found that NAR and certain other remaining brokerage defendants liable for $1.8 billion in damages on claims that these companies conspired to artificially inflate brokerage commissions, which is in violation of federal antitrust law (the “Burnett Ruling”). The verdict was appealed on October 31, 2023. Additionally, certain other brokerage defendants settled with the plaintiffs, including both monetary and non-monetary settlement terms. That same day, NAR, EXP World Holdings, Inc., Compass, Inc., Redfin Corporation, Weichert Realtors, United Real Estate, Howard Hann Real Estate Services, and Douglas Elliman, Inc. were named as defendants in Gibson v. National Association of Realtors (U.S. District Court for the Western District of Missouri), alleging a similar fact pattern and antitrust violations.

Due to the Burnett Ruling, there may be rule changes for the NAR, such as increased disclosure of commission offers from sellers’ agents to buyers’ agents, but the direct and indirect effects, if any, of the settlement upon the real estate industry are not yet entirely clear. There could also be further changes in real estate industry practices. All of this has prompted discussion of regulatory changes to rules established by local or state real estate boards or multiple listing services and may require changes to brokers’ business models, including changes in agent and broker compensation.

Although, our flat fee per real estate transaction model has always enabled our agents to negotiate their own fees, and we have never interfered with our agents' ability to negotiate commissions as doing so would have no impact on our operating net income in any meaningful changes in industry operations or structure, as a result of any of the foregoing could have an effect on our agent retention or recruitment, or home sale volumes in general, which would have a material adverse effect on our operations, revenues, earnings and financial results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities.
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
There were no equity repurchases for the three months ended September 30, 2023. The approximate dollar value of shares that may yet be purchased pursuant to the repurchase program is $4.0 million. Management has no plans to repurchase additional shares at this time.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Third Amendment to the Company’s 2019 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 28, 2023).

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022; (iii) Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2023 and 2022; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2023 and 2022; and (v) Notes to Unaudited Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________________________________________
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

FATHOM HOLDINGS INC.

Date: November 9, 2023	By:	/s/ Marco Fregenal
Marco Fregenal
President and Chief Financial Officer (Principal Financial and Accounting Officer)