Form 10-K
period 2023-12-31
Fathom Holdings Inc.
filed 2024-03-19
CIK 1753162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the registrant’s closing price of $7.14 as quoted on the NASDAQ Capital Market on June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $66,327,887, Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 19, 2024, there were approximately 20,776,292 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2023. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

Fathom Holdings Inc.
FORM 10-K
December 31, 2023

NOTES
In this Annual Report on Form 10-K (this “Report”), and unless the context otherwise requires, “Fathom,” “we,” “us,” “our,” “the Company,” “our Company” and “our business” refer to Fathom Holdings Inc. and its direct and indirect subsidiaries as of December 31, 2023, taken as a whole.
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Report regarding our strategy, future operations, future product research or development, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “goals,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “forecast” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Report include, but are not limited to, statements about:
•the risks associated with government spending, inflation, the Federal Reserve’s policies and rate increases, and the unprecedented rapid increase in mortgage interest rates;
•our ability to remain an innovative leader in the real estate industry;
•whether we are able to effectively manage rapid growth in our business;
•the risks associated with litigation filed by or against us, and adverse results therefrom;
•our ability to prevent security breaches, cybersecurity incidents, and interruptions, delays and failures in our systems and operations;
•our ability to grow in the various local markets that we serve or expand into adjacent markets;
•whether we are successful in identifying and pursuing new business opportunities;
•our value proposition for agents, including giving them equity in our Company and allowing them to keep more of their commissions than traditional companies allow;
•our ability to ensure agents understand our value proposition so that we are able to attract, retain and incentivize agents;
•our ability to compete effectively with other companies in the real estate industry;
•the risks associated with making meaningful comparisons of successive quarters;
•our non-GAAP operating performance, as reported using Adjusted EBITDA, which is not equivalent to net income (loss) as determined under GAAP;
•our ability to protect the privacy of employees, independent contractors and consumers or the personal information they share with us so that we do not harm our reputation and business;
•our ability to expand, maintain and improve the systems and technologies upon which we rely on to operate;
2

•if we fail to maintain compliance with the law and regulations of federal, state, foreign, county governmental authorities, or private associations and governing boards;
•our ability to sell originated loans;
•our ability to obtain sufficient financing to fund the origination of mortgage loans and grow our mortgage business;
•our ability to establish and maintain effective internal controls over financial reporting;
•the risks associated with the loss of our current executive officers or other key management;
•our ability to protect intellectual property rights;
•our ability to evaluate potential vendors, suppliers and other business partners for acquisition to accelerate growth;
•our ability to integrate recently acquired businesses;
•our future revenues and growth prospects and our dependence on other contractors;
•our ability to obtain sufficient additional capital on reasonable terms to grow our business;
•our ability to manage technology that is currently being developed in foreign countries, including Brazil and India, and third-party off-shore service teams, including in the Philippines, which makes us subject to certain risks associated with foreign laws and regulations; and
•other forward-looking statements discussed elsewhere in this Report.
We might not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Report, particularly in the section titled “Risk Factors” included in Item 1A of Part I of this Report, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. The environment in which we operate is highly competitive and rapidly changing and it is not possible for our management to predict all risks, as new risks emerge from time to time, such as the unprecedented increases in interest rates.
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

SUMMARY OF RISK FACTORS
Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors, but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” included in Item 1A of Part I of this Report, together with the other information in this Report. If any of the following risks occurs (or if any of those listed elsewhere in this Report occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed.
Risks Related to Our Business
•If we do not remain an innovative leader in the real estate industry, we might not be able to grow our business and leverage our costs to achieve profitability;
•We might not be able to effectively manage rapid growth in our businesses;
•Industry, employee, or agent litigation and unfavorable publicity could negatively affect our future business;
•If we fail to grow in the various local markets that we serve or are unsuccessful in identifying and pursuing new business opportunities, our long-term prospects and profitability will be harmed;
•If agents do not understand our value proposition for them including allowing them to receive equity in our Company and keep more of their commissions than traditional real estate companies, we might not be able to attract, retain and incentivize agents or maintain our agent growth rate, which would adversely affect our revenue growth and results of operations;
•If we fail to expand effectively into adjacent markets, our growth prospects could be harmed;
•Adverse outcomes in litigation and regulatory actions against other companies and agents in our industry could adversely impact our financial results;

•We have a history of losses, and we might not be able to achieve or sustain profitability;
•Our revenue growth rates might not be indicative of our future growth, and we might not continue to grow at our recent pace, or at all;
•We currently use and intend to continue to use Adjusted EBITDA, a non-GAAP financial measure, in reporting our annual and quarterly results of operations; however, Adjusted EBITDA is not equivalent to net income (loss) from operations as determined under GAAP, and shareholders may consider GAAP measures to be more relevant to our operating performance;
•If we fail to protect the privacy of employees, independent contractors and consumers, or the personal information that they share with us, or if we fail to comply with privacy or data security legal requirements, our reputation and business could be significantly harmed;
•We participate in a highly competitive market, and pressure from other companies might adversely affect our business and operating results;
•Listing aggregator concentration and market power creates, and is expected to continue to create, disruption in the residential real estate brokerage industry, which might have a material adverse effect on our results of operations and financial condition;
•Our operating results are subject to seasonality and vary significantly across quarters during each calendar year, making meaningful comparisons of successive quarters difficult;
•Our business could be adversely affected if we are unable to expand, maintain and improve the systems and technologies upon which we rely to operate;
•Cybersecurity incidents, data breaches and other privacy/data security incidents could disrupt our business operations, and result in the loss or exposure of critical, confidential and/or sensitive information, which would adversely impact our reputation, result in costly regulatory investigations or litigation, create legal liability and harm our business;
•We face significant risk to our brands and revenue if we fail to maintain compliance with the law and regulations of federal, state, foreign, or county governmental authorities, or private associations and governing boards;
•Our mortgage business might be unable to sell its originated loans, in which case Fathom would need to service the loans and potentially foreclose on the home by itself or through a third party, either of which option could impose costs on Fathom. Our inability to sell originated loans could also expose us to adverse market conditions affecting mortgage loans;
•If we are unable to obtain sufficient financing through warehouse credit facilities to fund origination of mortgage loans, then we may be unable to grow our mortgage business;

•We might identify material weaknesses in the future that might cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective internal controls over financial reporting, our ability to accurately and timely report our financial results could be adversely affected;
•We are an “emerging growth company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors;
•Loss of our current executive officers or other key management could significantly harm our business;
•Failure to protect intellectual property rights could adversely affect our business;
•We may evaluate potential vendors, suppliers and other business partners for acquisition to accelerate growth but might not succeed in identifying suitable candidates, or we may acquire businesses that negatively impact us;
•We have acquired businesses that are outside our core competencies as a real estate brokerage, which could be difficult to integrate, disrupt our core business, dilute stockholder value, and adversely affect our operating results and the value of our common stock;
•Our future revenue and growth prospects could be adversely affected by our dependence on other contractors, including off-shore contractors;
•We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all;
•Part of our technology is currently being developed in foreign countries, including Brazil, which makes us subject to certain risks associated with foreign laws and regulations;
Risks Related to Our Industry
•Our results are tied to the residential real estate market, and we might be negatively impacted by downturns in this market and general global economic conditions;
•A lack of financing for homebuyers in the U.S. residential real estate market at favorable rates and on favorable terms could have a material adverse effect on our financial performance and results of operations;
•Potential reform of Fannie Mae or Freddie Mac or certain federal agencies or a reduction in U.S. government support for the housing market could have a material impact on our operations;
Risks Related to Ownership of Our Common Stock
•The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board of director members;
•Our common stock price might fluctuate significantly, and the price of our common stock might be negatively impacted by factors which are unrelated to our operations;
•Our amended and restated bylaws provide that, unless we consent in writing, North Carolina state court is, to the fullest extent permitted by law, the sole and exclusive forum for substantially all disputes between us and our shareholders. This choice of forum provisions could limit the ability of shareholders to obtain a favorable judicial forum for disputes with us or our directors, officers or employees;
•Future sales of shares of our common stock by existing shareholders could depress the market price of our common stock;
•Joshua Harley, our Founder and former Chief Executive Officer, together with Marco Fregenal, our President and Chief Executive Officer and Chief Financial Officer, and a director, and Glenn Sampson, a significant shareholder, each own a significant percentage of our stock, and as a result, they can take actions that may be adverse to the interests of the other shareholders and the trading price for our common stock may be depressed; and
•If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

PART I
Item 1. Business.
Overview
Fathom Realty LLC was founded in January 2010 and later incorporated as Fathom Holdings Inc. in the state of North Carolina on May 5, 2017. We are a national, technology-driven, real estate services platform integrating residential brokerage, mortgage, title, insurance, and Software as a Service (“SaaS”) offerings to brokerages and agents by leveraging intelliAgent, our proprietary cloud-based software. The Company’s brands include Fathom Realty, Dagley Insurance, Encompass Lending, intelliAgent, LiveBy, Real Results, and Verus Title.
For Fathom Realty, our core business, our overhead business model leverages our proprietary software platform for management of real estate brokerage back-office functions, without the cost of physical brick and mortar offices or of redundant personnel. As a result, we can offer our agents significantly more of their commissions compared to traditional real estate brokerage firms; we do not split our agents’ commissions, but instead charge a flat fee per real estate transaction. We believe we offer our agents some of the best technology, training, and support available in the industry. We also offer our agents valuable benefits, including equity in our Company if they achieve growth goals. We believe our commission structure, business model, advanced technology offerings, and our focus on treating our agents well attract more agents and higher producing agents to join and stay with our Company.
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
Generally speaking, there are only two ways to make more money in real estate: increase revenue or decrease expenses. In a slowing housing market, it’s difficult to increase revenue. Our low flat transaction fee provides agents money to outspend their competition on marketing while netting the same amount of money as an agent at a traditional brokerage. With our low flat transaction fee, even during a decline in the housing market where home sales decline by 20%, we believe most real estate agents can net as much income as they did the year before at a traditional brokerage. In other words, they may close 20% fewer homes but could earn the same income as before under our fee model compared to being at a traditional brokerage. We believe this is a competitive advantage we can continue to leverage in our industry.
Traditional brokerage companies retain between 20% and 50% of the commission of their agents. Below is an example of a traditional brokerage company’s commission model assuming a 30% split, versus our commission model. This is an example of potential commission savings and results similar to the example below may vary and are not guaranteed.

We believe our commission model also allows agents to directly compete against discount brokerages and other disruptive new competitors. The flat transaction fee that we collect allows our agents to adjust the commission the charge accordingly to be highly competitive.
The commission we collect from our agents is our primary source of revenue. During 2022, from the gross commission income, we maintained a flat transaction fee of $500 per transaction and the remainder of any commission was retained by the agent. The $500 transaction fee was charged for each of the agent’s first 12 sales per agent’s anniversary year, and then $99 per sale for the rest of their anniversary year. For leases, we recognized revenue through lease commissions negotiated between our agents and landlords, and we retained $85 per transaction with the remainder paid to the agent.
Every agent also pays a $600 annual fee on their first sale (recognized as a reduction to Commission and other agent-related costs over the following twelve months), which helps cover our operating costs such as technology, errors and omissions insurance, training, and oversight.

In 2023, our agents paid $550 for each of their first 15 completed sales transactions, up from $500 on their first 12 sales transactions. For each sales transaction after the first 15, our agents will pay $150 for the rest of their anniversary year, up from $99 in 2022. We have also discontinued our agent stock grant program effective December 31, 2022, which had provided for our agents to receive $200 in stock grants for every five transactions completed. We currently plan to continue to provide stock grants to agents based on metrics achieved for recruiting new agents. In 2023, our average cost to recruit a new agent was $1,050 and our annual cost associated with each agent was $1,150 so we break even in an agent’s first year if he or she completes just two sales.
Starting in January 2024, there will be an increase of the agent’s annual fee which is charged on an agent’s first transaction of each anniversary year from $600 to $700. A second change includes a new fee which affects sales of properties over $600,000 and will be in addition to the agent’s transaction fee of $550. This new ‘High-Value Property Fee’ will consist of an additional $200 on properties priced between $600,000 and $999,999. Then, there will be an additional fee of $250 charged for each $500,000 tier range over a $1,000,000 property price. The Company expects these changes could add an estimated $3.1 million in EBITDA for the year ended December 31, 2024. (See our Current Report on Form 8K filed with the SEC on November 28, 2023 for further information).
In just fourteen years since we launched our Company, we have grown rapidly with operations in 40 states plus the District of Columbia. We achieved gross commission income of approximately $325.4 million on $13.3 billion in real estate sales volume for the year ended December 31, 2023. As of December 31, 2023, we had approximately 11,795 licensed agents or brokers working for us.
In March 2023, we were ranked the #6 largest independent real estate brokerage firm and the #10 overall largest brokerage firm in the United States (per available data). These rankings were published by The Real Trends Five Hundred based on several criteria including transaction size, sales volume, affiliation, top movers, core services, and others. Fathom also was listed in the top three of the Top 100 Places to Work in Dallas Fort Worth, five years in a row by the Dallas Morning News.
In February 2022, the Company completed its acquisition of iPro Realty Network (“iPro”). The acquisition of iPro, a real estate brokerage business, has helped us to expand our reach in the Utah real estate market.
Also in February 2022, the Company completed its acquisition of Cornerstone Financial (“Cornerstone”). The acquisition of Cornerstone, a real estate mortgage business, has helped us to expand our reach in the DC and surrounding markets.
Industry Background
We primarily operate in the U.S. residential real estate industry, with a market size of over $2.5 trillion with over 4.8 million new and existing properties sold in the United States in 2023. Our agents also opportunistically engage in commercial real estate transactions. We derive most of our revenues from serving buyers and sellers of existing homes. According to the National Association of Realtors, or the NAR, existing home sales represent approximately 90% of the overall market by number of transactions.

The U.S. residential real estate industry has a long history of growth, despite periodical downturns. Period downturns, like the current one, can often be defined by things over which the industry has no control, such as economic uncertainty and increased interest rates. (see "Industry Trends" for further detail below). The following information is based on data published by the NAR. This data includes the significant and lengthy downturn from the second half of 2005 through 2011, and in that time frame, the number of annual U.S. existing home sale transactions declined by approximately 39%. Beginning in 2012, the U.S. residential real estate industry began its recovery, and the number of annual U.S. existing home sale units improved. However, there was another housing downturn beginning in 2022, when severe inflation gave rise to high interest rates which caused U.S. existing home sale transactions to decline by approximately 33.5% in 2023, according to Realtor.com.
Industry Trends
In addition to the negative impacts of recent economic uncertainty and increased interest rates, we believe the following trends have impacted the U.S. real estate market and that their impact will continue to accelerate:
•according to the NAR, 97% of homebuyers use the Internet to search for homes, illustrating the importance of technology and transition away from expensive brick-and-mortar offices in the industry, while only 2% found their agent through the agent’s office;
•nevertheless, according to the NAR, 89% of home buyers and 89% of home sellers still used an agent or broker in 2023, up from 86% for both buyers and sellers in 2022, for various reasons, including the relative size, importance and infrequency of a home sale for any individual;
•the complexity of the home selling or buying process continues to require the best personal service possible, while technology can make the process and business more efficient; and
•downturns like the current one are inevitable, and favor companies with lower cost business models that also pay agents higher commissions.
Our Strategy
Our goal is to be the leading 100% commission real estate brokerages in the United States while offering superior customer service, state of the art technology, and a great company culture. We have grown rapidly since inception, and plan to accelerate our growth through the following aspects of our vision:
•offer full brokerage services via our technology-enabled, low-overhead business model;
•attract and retain high-producing agents by offering high compensation per transaction and industry-leading benefits;
•use our publicly traded stock to further incentivize agents;
•continue to enhance and develop our proprietary software platform to facilitate our own business and potentially increase our revenue by licensing it to others; and
•pursue further growth through potential acquisitions, including potentially using our publicly traded stock as consideration, depending on its value at the time.
Technology
Fathom Realty operates primarily as a cloud-based real estate brokerage by utilizing our proprietary consumer-facing website, https://www.FathomRealty.com, and our internal proprietary technology, intelliAgent(R), to manage our brokerage operations. Through our website, we provide buyers, sellers, landlords, and tenants with access to all available properties for sale or lease on the multiple listing service, or MLS, in each of the markets in which we operate. We provide each of our agents their own personal website that they can modify to match their personal branding. Our website also gives consumers access to our network of professional real estate agents and vendors. Through a combination of our proprietary technology platform and several third-party systems, we provide our agents with marketing, training, and other support services, as well as client and transaction management. Our technology, services, data, lead generation, and marketing tools are designed to be used by our agents to represent their real estate clients with best-in-class service.
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
Specifically, using advanced Internet-based software, we can improve compliance and oversight while providing, at no cost to our agents, technology tools and services to our agents and their customers, including:
•a robust, mobile-friendly, customer-facing corporate website providing access to view all homes for sale and lease in the markets that we serve, with the ability to search and save favorite properties and receive alerts for new properties that fit their criteria;
•a customizable, mobile-friendly agent website with home search, lead capture, and blogging capabilities;
•an advanced customer relationship management system, with visitor tracking, property alerts, and customer communication, all designed to help convert leads into customers;
•social media tools to enhance agent marketing and visibility;
•streamlined solicitation, collection, verification and posting of customer testimonials;
•single property websites for our agents’ listings;
•a wide array of on-demand training modules for the professional development of agents at all levels of experience; and
•agent access to intelliAgent(R), which is described in more detail below.
Our proprietary intelliAgent(R) real estate technology platform provides a suite of brokerage and agent level tools, technology, business processes, business intelligence and reporting, training. IntelliAgent includes, but is not limited to consumer facing websites, transaction management, personnel management, customer relationship management, accounting management for agent transactions, reporting, social media marketing and other marketing and marketing repository, along with a future marketplace for add-on services and third-party technology. Our intelliAgent rollout strategy began with the core technology needed by every real estate brokerage to manage its agents, its agents’ transactions, commission structures, payments, and compliance, as well as the ability to gain a better understanding of the operations of the business through business intelligence and robust reporting. IntelliAgent has since grown to include brokerage and agent-level websites, content creation and management, customer relationship management, social media marketing, agent reviews, a training platform, and marketing repository. Our technology roadmap includes our own fully-integrated e-signature platform, goal setting and accountability for agents, expense tracking for agents, and APIs for integration with additional third-party tools. We intend for intelliAgent to be more than just a technology platform for Fathom; we might someday use a simplified version of intelliAgent as a platform to unify independent brokerages through a smarter broker network, which would help them effectively compete against larger regional and national brands. This should allow us to monetize a portion of our technology and generate revenue from small-to-medium sized brokerages and agents who would not otherwise join our company. We believe that intelliAgent also provides us with the platform to more fully integrate our mortgage, title, and insurance companies that are part of Fathom Holdings. This deeper integration is designed to encourage a higher level of agent adoption and use of our various services companies and therefore create a better agent experience, customer experience, and generate higher revenues for our company and add value for our shareholders.
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
To develop and accelerate the growth of agents joining Fathom, we developed the Fathom Talent Acquisition Platform. The Fathom Talent Acquisition Platform combines talented agents, technology and process. Fathom has built an extensive database of potential agents who we believe would fit the Fathom culture and benefit from joining the Company. A content marketing strategy updates candidates on the latest developments and offers that may be of interest to them in growing their business. Additionally, a team of experienced recruiters focuses on personally introducing and sharing the Fathom brands value proposition with real estate professionals across the country. The team works within a customer relationship management system to nurture longer term opportunities, and help recruit agents who want to join our team of independent contractors. These elements are designed to build brand awareness and position Fathom as the brokerage of choice for agents making career decisions.
Our Focus on Agents
We believe that agents deliver unique value to the specific customers they serve in different ways depending upon the knowledge, skills or expertise of the agent and the needs and desires of the customers. We also believe that customers who choose agents because of the agent’s skills and service prioritize the agent's skill service levels and style over the brokerage brand with which the agent is affiliated. Therefore, we heavily emphasize serving our agents, so that we attract and retain the best in the industry.
In a recent study by the NAR, only 3% of home sellers chose their agent because of the agent's brokerage. We believe home buyers and sellers choose an agent because of the agent's marketing prowess, professionalism, and personality. To capitalize on this, we focus on helping our agents improve professionally and increase their financial ability to invest in their personal marketing.
Cost Structure
The lower overall cost of operating our business primarily virtually enables us to offer our agents a 100% commission model. We charge each agent a flat fee per real estate transaction. Consequently, this higher commission retained by our agents combined with our unique delivery of support services and the flexibility it provides for agents has facilitated our growth over the past several years. We also differentiate ourselves by not charging our agents royalties or franchise fees. A commission calculator on our website allows agents to determine how much money they could make if they join our company.
We believe we offer agents further opportunity to increase their overall revenue and income, because they can invest the additional income earned under our fee structure in incremental marketing.

Our Markets
Currently, our market is the United States. We currently operate in 40 states plus the District of Columbia:

Alabama	Kentucky	Ohio

Arizona	Louisiana	Oklahoma

Arkansas	Maryland	Oregon

California	Massachusetts	Rhode Island

Colorado	Michigan	Pennsylvania

Delaware	Minnesota	South Carolina

Florida	Missouri	Tennessee

Georgia	Montana	Utah

Hawaii	Nebraska	Virginia

Idaho	Nevada	Washington

Illinois	New Hampshire	West Virginia

Iowa	New Jersey	Wisconsin

Indiana	New Mexico	Washington D.C.

Kansas	North Carolina
We primarily target urban or suburban areas or regions with populations of at least 50,000, of which there are approximately 775 in the United States. We believe this provides us opportunity for continued growth. We have expanded rapidly since our inception fourteen years ago. As we continue to expand, we might also target smaller rural markets as well as move into Canada.
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
We compete with three major categories of competitors:
•national independent real estate brokerages, franchisees of national and regional real estate franchisors, regional independent real estate brokerages, and discount and limited-service brokerages;
•companies that employ technologies intended to disrupt the traditional brokerage model or eliminate agents from, or minimize the role they play in, the home sale transaction, such as through the reduction of brokerage commissions; and

•other non-traditional models that operate outside of the brokerage industry, such as companies that purchase homes directly from sellers.
Many of our competitors are much larger than us, with more capital to fund growth and survive downturns like the current one, and many of them have greater brand awareness. Some of our competitors are also increasingly well-funded, which strengthens their competitive position and ability to offer aggressive compensation arrangements to top-performing sales agents. Moreover, a growing number of companies are competing in non-traditional ways for a portion of the gross commission income generated by home sale transactions. For example, listing aggregators and other web-based real estate service providers not only compete with our business by establishing relationships with independent sales agents and/or buyers and sellers of homes, they also increasingly charge brokerages and independent sales agents for advertising on their sites.
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
We have developed and own the intelliAgent software. We also license lesser third-party software, but none of which we believe is critical to our ability to compete or operate effectively. While we currently utilize these vendors to provide our services in the short-term, we believe other alternatives are available in the longer term, should they be needed, to license or develop replacement technology. Our March 2021 acquisition of Naberly was intended to reduce our need for third party software.
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

Furthermore, the residential real estate market and the real estate industry in general are often cyclical, characterized by protracted periods of depressed home values, lower buyer demand, inflated rates of foreclosure and often changing regulatory or underwriting standards applicable to mortgages. The best example of this was the significant downturn in the U.S. residential real estate market between 2005 and 2011. Such depressed real estate cycles are often followed by extended periods of higher buyer demand, lower available real estate supply and increasing home values. While we believe we are well-positioned to compete during a downturn, our business is affected by these cycles in the residential real estate market, which can make it difficult to compare or analyze our financial performance effectively across successive periods.
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
Real Estate Regulation - State and Local Level
Real estate and brokerage licensing laws and requirements vary by state. In general, all individuals and entities lawfully conducting businesses as real estate agents or sales associates must be licensed in the state in which they carry on business and must at all times be in compliance.
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
Third-Party Rules
Beyond federal, state and local governmental regulations, the real estate industry is subject to rules established by private real estate groups and/or trade organizations, including, among others, state Associations of REALTORS ® (AOR), and local Associations of REALTORS ® (AOR), the National Association of Realtors ® (NAR), and local Multiple Listing Services (MLSs). “REALTOR” and “REALTORS” are registered trademarks of the National Association of REALTORS(R).
Each third-party organization generally has prescribed policies, bylaws, codes of ethics or conduct, and fees and rules governing the actions of members in dealings with other members, clients and the public, as well as how the third-party organization’s brand and services may or might not be deployed or displayed.
Human Capital
As of December 31, 2023, we had 241 full-time employees.
Our operations are overseen directly by management. Our management oversees all responsibilities in the areas of corporate administration, training, agent relations, business development, technology, and research. We intend to expand and retain our current management and skilled employees with experience relevant to our businesses.
As of December 31, 2023, we had approximately 11,795 licensed agents and brokers whom we classify as independent contractors.
None of our employees or agents are represented by unions, and we believe our employee and agent relations are good.

Information about our Executive Officers
The following table sets forth current information concerning our executive officers:

Name	Age	Position
Marco Fregenal	60	Chief Executive Officer, President and Chief Financial Officer

Samantha Giuggio	54	Chief Operations Officer of Fathom Realty
Marco Fregenal – President and Chief Executive Officer, Director
Marco Fregenal has been our Chief Executive Officer since November, 2023, and our Chief Financial Officer since 2012. He has also served as our President since January 1, 2018. Prior to this, Mr. Fregenal served as our Chief Operating Officer and Chief Financial Officer from May 1, 2012 to December 31, 2017. Prior to joining our company, Mr. Fregenal served as Chief Operating Officer and Chief Financial Officer of EvoApp Inc., a provider of social media business intelligence, from 2009 to 2012. He was also the Chief Executive Officer and Chief Financial officer of Carpio Solutions, an information technology solutions company, from 2007 to 2009. Mr. Fregenal received a B.S. in economics from Rutgers University and a Masters in Econometrics and Operations Research from Monmouth University.

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

Fourth Quarter 2023 Executive Officer Changes
On November 10, 2023, Joshua Harley, the Chief Executive Officer, Director and Chairman of the Board of Directors of Fathom Holdings, Inc. (the "Board") resigned from his role as CEO and Director of the Company, effective November 13, 2023. On November 10, 2023, the Board appointed Marco Fregenal, President and Chief Financial Officer of the Company, to serve as Chief Executive Officer, in addition to his current responsibilities, and appointed Scott Flanders, current Director, as Chair of the Board, both effective as of November 13, 2023. For further information, please see the Company's current report on Form 8-K filed on November 10, 2023.

A search for a new Chief Financial Officer began in early 2024.

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
Innovation has been critical to our ability to compete for clients and real estate agents. If competitors follow our practices or develop more innovative practices, our ability to achieve profitability may diminish or erode. For example, other brokerages could develop or license cloud-based office platforms that are equal to or superior to ours. If we do not remain on the forefront of innovation, we might not be able to achieve or sustain profitability, particularly in the current environment of economic uncertainty and increased interest rates, which are having a negative effect on the real estate industry.
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
We might not be able to scale our business services and support quickly enough to meet the growing needs of our real estate agents. If we are not able to grow efficiently, our operating results could be harmed. As we continue to add new agents and make acquisitions, we will need to devote additional financial and human resources to improving our internal systems, integrating with third-party systems, and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including support of our affiliated agents as our demographics expand over time. Any failure of, or delay in, these efforts could impair system performance and negatively impact our agents' satisfaction. These issues could result in difficulty in both attracting and retaining agents. Even if we can upgrade our systems and expand our staff, such expansion may be expensive, complex, and place increasing demands on our management. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure and we might not be successful in maintaining adequate financial and operating systems and controls as we expand. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely impact our financial results.
Continued technological and geographic growth could also strain our ability to maintain reliable service levels for our users and advertisers, develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, and recruit, train, and retain highly skilled personnel. Our products are accessed by many users, often simultaneously. If the use of our marketplace continues to expand, we might not be able to scale our technology to accommodate increased capacity requirements, which might result in interruptions or delays in service. The failure of our systems and operations to meet our capacity requirements could result in interruptions or delays in service or impede our ability to scale our operations.
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
If we don't grow organically in local markets, or if we fail to successfully identify and pursue new business opportunities we may decide to change our business model and operations to improve revenue. Such changes may disproportionately increase our expenses or reduce profit margins. For example, we may allocate resources to acquire lower margin brokerage models or to develop a commercial real estate division. These decisions could involve significant up-front costs that may only be recovered after long periods of time. In addition, any of these additional activities could expose us to additional compliance obligations and regulatory risks.
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
Participation in our commission plan represents a key component of our agent and broker value proposition. Agents might not understand or appreciate our value. In addition, agents might not appreciate other components of our value proposition including the systems and tools that we provide to agents, and the professional development opportunities we create and deliver. We compete with many other real estate brokerages for qualified agents and if agents do not understand the elements of our agent value proposition, or do not perceive it to be more valuable than the models used by most competitors, we might not be able to attract, retain and incentivize new and existing agents to grow our revenue. This could also negatively impact our agent growth rate. Our net licensed agent and broker base grew by approximately 14% from 10,370 licensed agents and brokers at December 31, 2022, to 11,795 licensed agents and brokers at December 31, 2023. Because we derive revenue from real estate transactions in which our agents receive commissions, increases in our licensed agent base correlate to increases in revenue. A slowdown in our licensed agent growth rate would have a material adverse effect on revenue growth and could adversely affect our results of operations.
If we fail to expand effectively into adjacent markets, our growth prospects could be harmed.
We intend to expand our operations into adjacent real estate markets, such as rental properties, mortgages, and home improvement. We also intend to expand our geographic market as well, including additional U.S. geographic markets, as well as potentially international markets. We may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, or at all. In attempting to establish a presence in new markets, we expect to incur significant expenses and face various other challenges, such as expanding our sales force and management personnel to cover these markets.
We have a history of losses, and we might not be able to achieve or sustain profitability.
We experienced net losses of approximately $24.0 million and $27.6 million for the years ended December 31, 2023 and 2022, respectively. We cannot guarantee when or if we will achieve sustained profitability, particularly considering current economic uncertainty and increased interest rates. We expect to make significant future expenditures to develop and expand our business. We might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for many reasons, including the other risks described in this Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

Our historical revenue growth rates might not be indicative of our future growth, and we might not continue to grow at our recent pace, or at all.
For the year ended December 31, 2023, our revenue declined to $345 million from $413 million, which represents an annual rate of decline of approximately 16%, however our historic growth has been better than market average increasing from 2020 to 2021 by 87% and from 2021 to 2022 by 25% in revenue. We believe that our future revenue growth will depend, among other factors, on our ability to:
•recruit additional agents and collect additional commissions from existing agents;
•increase our brand awareness;
•successfully develop and deploy new products for the residential real estate industry;
•integrate acquired companies, including those offering new ancillary services, such as title, insurance, and mortgage into our product offerings to increase our revenue per agent transaction;
•respond effectively to competitive threats; and
•successfully expand our business into adjacent markets.
We might not be successful in our efforts to do any of the foregoing, and any failure to be successful in these matters could materially and adversely affect our revenue growth. Our past revenue growth is not indicative of our future growth.
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
Specifically, we use Adjusted EBITDA, which we use to represent net income (loss), excluding other income (expense), income taxes expense (benefit), depreciation and amortization, share-based compensation expense and transaction-related costs. We believe the exclusion of share-based compensation expense related to restricted stock awards and stock options provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency of our results of operations. We believe that our non-GAAP financial measures are meaningful to investors when analyzing our results of operations as this is a key metric used by our management for financial and operational decision-making.
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

As an example, in the matter of Burnett v. National Association of Realtors (U.S. District Court for the Western District of Missouri), a federal jury found that the NAR and certain other remaining brokerage defendants liable for $1.8 billion in damages on claims that these companies conspired to artificially inflate brokerage commissions, which is in violation of federal antitrust law (the “Burnett Ruling”). The verdict was appealed on October 31, 2023. Additionally, certain other brokerage defendants settled with the plaintiffs, including both monetary and non-monetary settlement terms. That same day, the NAR, EXP World Holdings, Inc., Compass, Inc., Redfin Corporation, Weichert Realtors, United Real Estate, Howard Hann Real Estate Services, and Douglas Elliman, Inc. were named as defendants in Gibson v. National Association of Realtors (U.S. District Court for the Western District of Missouri), alleging a similar fact pattern and antitrust violations. On or about March 15, 2024, NAR agreed to settle the Burnett Ruling, along with a sister litigation, by agreeing to pay $418 million over approximately four years, and changing certain of its rules surrounding agent commissions (the “Burnett Settlement”). The Burnett Settlement is subject to court approval.

Due to the Burnett Settlement, there may be rule changes for the NAR. In the Burnett Settlement, effective mid-July 2024, NAR has agreed to put in place a new rule prohibiting offers of compensation on the MLS, as well as adopt new rules requiring written agreements between buyers and buyers’ agents. The direct and indirect effects, if any, of the Burnett Settlement and similar settlements upon the real estate industry are not yet entirely clear. There could also be further changes in real estate industry practices. All of this has prompted discussion of regulatory changes to rules established by local or state real estate boards or multiple listing services and may require changes to brokers’ business models, including changes in agent and broker compensation.

Because we charge our agents a flat fee per transaction, our agents have always been empowered to negotiate their own fees. Further, the flat fee per transaction model eliminates any incentive for us to interfere with our agent’s ability to negotiate their fees, as our net income would not be affected by increases or decreases in agent commission. Agents who can set their own fees can tailor fees to better compete in their target market, affording them greater flexibility. Agents who are better positioned to compete in their markets will likely increase their transaction volume, which would positively impact our revenues since we are paid on a per-transaction basis. We believe the freedom of our agents to negotiate their own fees helps us recruit and retain agents without having any material adverse effect on our operations, revenues, earnings, or financial results.

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

In general, the laws, rules and regulations applicable to our business practices include, without limitation, the federal Real Estate Settlement Procedures Act, or RESPA, the federal Fair Housing Act, the Dodd-Frank Act, and federal advertising and other laws, as well as comparable state statutes; rules of trade organization such as the NAR, local MLSs, and state and local AORs; licensing requirements and related obligations that could arise from our business practices relating to the provision of services other than real estate brokerage services, including our title, insurance and mortgage businesses; privacy regulations relating to our use of personal information collected from the registered users of our websites; laws relating to the use and publication of information through the Internet; and state real estate brokerage licensing requirements, as well as statutory due diligence, disclosure, record keeping and standard-of-care obligations relating to these licenses. The U.S. Department of Justice has opened an anti-trust investigation of some of our biggest competitors, and they are defendants in related lawsuits that could negatively impact our industry.

In addition, Fathom Realty, LLC (“Fathom Realty”), a wholly-owned subsidiary of the Company, has been named as a defendant in two purported class actions in the United States District Court for the Eastern District of Texas Sherman Division. The complaints, filed by named plaintiffs QJ Team, LLC, Five Points Holdings, LLC, Julie Martin, Mark Adamas, and Adelaida Matta, allege that coordination among several realtor associations, MLSs, and Texas real estate brokerages resulted in inflated commissions paid by home sellers to buyer brokers beginning in 2019. The Company believes the lawsuits are without merit, particularly with respect to Fathom Realty, which intends to vigorously defend itself.

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains the Mortgage Reform and Anti-Predatory Lending Act, or the Mortgage Act, which imposes several additional requirements on lenders and servicers of residential mortgage loans, by amending certain existing provisions and adding new sections to RESPA and other federal laws. It also broadly prohibits unfair, deceptive or abusive acts and practices, and knowingly or recklessly providing substantial assistance to a covered person in violation of that prohibition. The penalties for noncompliance with these laws are also significantly increased by the Mortgage Act, which could lead to an increase in lawsuits against mortgage lenders and servicers.

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

Further, if we lose our ability to obtain and maintain every regulatory approval and license necessary to conduct business as we currently operate, our ability to conduct business may be harmed. Lastly, any lobbying or related activities we undertake in response to mitigate liability of current or new regulations could substantially increase our operating expenses.

If we fail to protect the privacy of employees, independent contractors, or consumers or personal information that they share with us, or fail to comply with privacy or data security legal requirements, our reputation and business could be significantly harmed.
Tens of thousands of consumers, independent contractors, and employees have shared personal information with us during the normal course of our business processing residential real estate transactions. Such information includes, but is not limited to, social security numbers, annual income amounts and sources, consumer names, addresses, phone numbers, and email addresses.
The application, disclosure and safeguarding of this information is regulated by federal and state privacy laws. To comply with privacy laws, we invested resources and adopted a privacy policy outlining procedures for the use and safeguarding of personal information. This policy includes informing consumers, independent contractors and employees that we will not share their personal information with third parties without their consent unless required by law.
Privacy policies and compliance with federal and state privacy laws present risks including legal liability for failure to comply. We might not become aware of all privacy laws, changes to privacy laws, or third-party privacy regulations governing the real estate business or be unable to comply with all of these regulations, given the rate of regulatory changes, ambiguities in regulations, contradictions in regulations between jurisdictions, and the difficulties in achieving both company-wide and region-specific knowledge and compliance.
Our policy and safeguards could be deemed insufficient if third parties with whom we have shared personal information fail to protect the privacy of that information. Legal liability under such laws would impose significant costs and would damage our reputation. Any of these consequences could result in a material unfavorable impact on our brand, business model, revenue, expenses, income and margins.
We participate in a highly competitive market, and pressure from existing and new companies might adversely affect our business and operating results.
The market to provide home listings and marketing services for the residential real estate industry is highly competitive and fragmented. Homes are not typically marketed exclusively through any single channel. Accordingly, current and potential competitors could aggregate a set of listings similar to ours. We compete with online real estate marketplaces, such as Zillow and Realtor.com, and traditional offline media. We compete to attract consumers by the number and quality of listings; user experience; the breadth, depth, and relevance of insights and other content on homes, neighborhoods, and professionals; brand and reputation; and the quality of mobile products. We compete to attract real estate professionals through the quality of the website and mobile products; the size and attractiveness of the consumer audience; the quality and measurability of the leads we generate; the perceived return on investment we deliver, and the effectiveness of marketing and workflow tools. We also compete for advertisers against other media, including print media, television and radio, social networks, search engines, other websites, and email marketing. We compete primarily on the size and attractiveness of the audience; pricing; and the ability to target desired audiences.
Many of our existing and potential competitors have substantial competitive advantages, such as:
•greater scale;
•stronger brands and greater name recognition;
•longer operating histories;
•more financial, research and development, sales and marketing, and other resources;
•more extensive relationships with participants in the residential real estate industry, such as brokers, agents, and advertisers;
•strong relationships with third-party data providers, such as multiple listing services and listing aggregators;
•access to larger user bases; and
•larger intellectual property portfolios.
These advantages could be increasingly important considering current economic uncertainties and increased interest rates.
The success of our competitors could result in fewer users visiting our website and mobile applications, and the loss of market share.
There is also intense competition in the related businesses we recently expanded into via acquisitions, including insurance, title insurance, mortgage, lead generation, and other ancillary services. We added these services to our platform so our agents could offer critical ancillary services to their clients, but also to gain new and significant incremental revenue streams and enhance our revenues per transaction. Our efforts to create a more complete transaction experience for consumers through these services will require significant integration and coordination on our part and might not result in increased revenues or earnings, particularly if competitors offer more attractive rates or are perceived as offering a better transactional experience by agents or consumers. This increased competition could stall our growth in these areas.
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
The concentration and market power of the top real estate listing aggregators allow them to monetize their platforms by expanding into the brokerage business, charging significant referral, listing, and display fees, charging listing and display fees, diluting the relationship between agents and brokers and between agents and the consumer, tying referrals to use of their products, consolidating and leveraging data, and engaging in preferential or exclusionary practices to favor or disfavor other industry participants. These actions divert and reduce the earnings of other industry participants, including Fathom and our agents.
One dominant listing aggregator has introduced an iBuying offering to consumers and recently launched a brokerage with employee sales agents in several locations to support this offering, and has joined many local MLSs as a participating broker to gain electronic access directly to real estate listings rather than relying on disparate electronic feeds from other brokers participating in MLS or MLS syndication feeds. If this listing aggregator or another aggregator is successful in gaining market share with such offering, it could control significant industry inventory and an increasing portion of agent referrals, including the ability to direct referrals to agents and brokers that share revenue with them. In addition, this listing aggregator may attempt to use its growing access to key data spanning the home buying experience to displace or pre-empt its competitors before they can reach customers.
Aggregators could intensify their current business tactics or introduce new programs that could be materially disadvantageous to our business and other brokerage participants in the industry including, but not limited to:
•broadening and/or increasing fees for their programs that charge brokerages and their affiliated sales agents fees including, referral, listing, display, advertising and related fees or introducing new fees for new or existing services;
•setting up competing brokerages and/or expanding their offerings to include products (including agent tools) and services ancillary to the real estate transaction, such as title, escrow and mortgage origination services, that compete with services offered by us;
•not including Fathom's or our franchisees’ listings on their websites;
•controlling significant inventory and agent referrals, tying referrals to use of their products, and/or engaging in preferential or exclusionary practices to favor or disfavor other industry participants;
•utilizing their aggregated data for competitive advantage and/or establishing oppressive contract terms, including with respect to data sharing requirements; and/or
•disintermediating our relationship with affiliated franchisees and independent sales agents and/or the relationship between the independent sales agent and the buyers and sellers of homes.
Such tactics could further increase pressures on our revenue and profitability, and the profitability of our agents, which could harm our business and results of operations.
Our operating results are subject to seasonality and vary significantly among quarters during each calendar year, making meaningful comparisons of successive quarters difficult.
Seasons and weather traditionally impact the real estate industry. Historically, spring and summer reflect greater sales activity in comparison to fall and winter. We have historically experienced lower revenues during the fall and winter seasons, as well as during periods of unseasonable weather, which reduces our operating income, net income, operating margins and cash flow. Real estate listings precede sales, and a period of poor listings activity will negatively impact revenue. Past performance in similar seasons or during similar weather events can provide no assurance of future or current performance, and macroeconomic shifts in the markets we serve can conceal the impact of seasonality.

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
As the number of our agents, acquired companies and business lines grow, our success will depend on our ability to expand, maintain and improve the technology that supports our business operations, including, but not limited to, our cloud office platform. Loss of key personnel or the lack of adequate staffing with the requisite expertise and training could impede our efforts in this regard. If our systems and technologies lack capacity or quality sufficient to service agents and their clients, then the number of agents who wish to use our products could decrease, the level of client service and transaction volume afforded by our systems could suffer, and our costs could increase. In addition, if our systems, procedures or controls are not adequate to provide reliable, accurate and timely financial and other reporting, we might not be able to satisfy regulatory scrutiny or contractual obligations with third parties and may suffer a loss of reputation. Any of these events could negatively affect our financial position.
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
In the ordinary course of our business, we collect and store sensitive data, including proprietary business information and personal information about our customers, employees and contractors. Our business, and particularly our cloud-based platform, is reliant on the uninterrupted functioning of our information technology systems. The secure processing, maintenance, and transmission of information are critical to our operations, especially the processing and closing of real estate transactions. Although we employ measures designed to prevent, detect, address, and mitigate these threats (including access controls, data encryption, vulnerability assessments, and maintenance of backup and protective systems), cybersecurity incidents and other privacy/data security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including potentially sensitive personal information of our customers) and the disruption of business operations. Any such compromises to our security could harm our reputation, which could cause customers to lose trust and confidence in us or could cause agents to stop working for us. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers and business partners. We may also be subject to legal claims, government investigation, and additional state and federal statutory requirements.
Like others in our industry, we experience immaterial privacy/data security incidents, such as cybersecurity incidents and other attempts to disrupt or gain unauthorized access to our systems on a regular basis and instances of unauthorized or inadvertent access to or disclosure of sensitive personal information. When we become aware of privacy/data security incidents, we work diligently to address them, including by working to terminate unauthorized or inappropriate access and implementing additional measures and operational changes to avoid reoccurrence and future incidents. The consequences of a material privacy/data security incident can include violations of applicable privacy or data security laws, reputational damage, loss of market value, costly litigation with third parties (which could result in our exposure to material civil or criminal liability) and regulatory investigations, diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs (that may include liability for stolen assets or information), which in turn could have a material adverse effect on our competitiveness and results of operations. For more information see Item 1C. Cybersecurity.

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
Our mortgage business might be unable to sell its originated loans and, in that situation, Fathom will need to service the loans and potentially foreclose on the home by itself or through a third party, and either option could impose significant costs, time on Fathom. Our inability to sell originated loans could also expose us to adverse market conditions affecting mortgage loans.
Our mortgage business, Encompass Lending Group, intends to sell the mortgage loans that it originates to investors in the secondary mortgage market. Our ability to sell originated loans in the secondary market and receive net proceeds from the sale that exceed the loan amount depends largely on liquidity of the secondary market. While the residential real estate market has been impacted by the recent increase in real estate mortgage interest rates, the secondary market for mortgage loans remains stable. However, the secondary market can experience negative impact if interest rates move faster than the market can adjust as occurred in 2008 and 2009, which could negatively impact our business.
To the extent that we are unable to sell originated loans, we would be exposed to adverse market conditions affecting mortgage loans. For example, we may be required to write down the value of the loan, which reduces the amount of our current assets. Additionally, if we borrowed under a warehouse credit facility for the loan, then we will be required to repay the borrowed amount, which reduces our cash on hand available for other corporate uses. Finally, if a homeowner was unable to make his or her mortgage payments, then we may be required to foreclose on the home securing the loan. We do not currently have processes to foreclose a home, and we may be unable to establish such processes or retain a third party on economically feasible terms to foreclose the home. Furthermore, any proceeds from selling a foreclosed home may be significantly less than the remaining amount of the loan due to us.
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
In the future, we might identify material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, and we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. We cannot provide assurance that material weaknesses will not exist or otherwise be discovered, any of which could adversely affect our reputation, financial condition and results of operations.

We are an “emerging growth company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the completion of our initial public offering (“IPO”) in 2020, although, if we have more than $1.235 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or if we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Loss of our current executive officers or other key management could significantly harm our business
We depend on the industry experience and talent of our current executives, including our President and Chief Executive Officer Marco Fregenal. We also rely on individuals in key management positions within our operations, finance, and technology teams. We believe that our future results will depend, in part, upon our ability to retain and attract highly skilled and qualified management. The loss of our executive officers or any key personnel could have a material adverse effect on our operations because other officers might not have the experience and expertise to readily replace these individuals. To the extent that one or more of our top executives or other key management personnel depart from our company, our operations and business prospects may be adversely affected. In addition, changes in executives and key personnel could be disruptive to our business. We do not have any key person insurance.

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
As part of our growth strategy, we may evaluate the potential acquisition of businesses offering products or services that complement our services offerings. If we identify a business that we deem to be suitable for acquisition and complete an acquisition, our evaluation may prove inaccurate, and the acquisition may prove unsuccessful. In addition, an acquisition may prove unsuccessful if we fail to effectively execute a post-acquisition integration strategy. We may be unable to successfully integrate the systems and personnel of the acquired businesses. An acquisition could negatively impact our culture or undermine its core values. Acquisitions could disrupt our existing operations or cause management to divert its focus from our core business. An acquisition could cause potentially dilutive issuances of equity securities, incurrence of debt, contingent liabilities or could cause us to assume or incur unknown or unforeseen liabilities. From time to time, we intend to evaluate other brokerages for acquisition in order to accelerate growth and might not succeed in identifying suitable candidates or we may acquire brokerages that negatively impact us.
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
Our future revenue and growth prospects could be adversely affected by our dependence on other contractors.
Our business is highly dependent on a few significant technology vendors. In the event we were to lose one of our significant vendor partners, our business could be adversely affected because we could be forced to source this technology from another vendor, which would take significant time away from management running our core business. Our business, results of operations and financial condition could be materially adversely affected by the loss of one key relationship, as it would take a significant amount of time to replace this relationship with uncertain results.
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
The real estate industry often involves litigation, ranging from individual lawsuits by unhappy buyers or sellers to large class actions and government investigations, like those some of our biggest competitors are currently facing for alleged anti-trust law violations. We are often involved in various lawsuits and legal proceedings that arise in the ordinary course of business.
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
The real estate industry generates frequent litigation, which could harm our business, reputation, operating results, and liquidity. We have general liability and an errors and omissions insurance policy to help protect us against claims of inadequate work or negligent action. However, this insurance might not continue to be available to us on commercially reasonable terms or at all, or a claim otherwise covered by our insurance may exceed our coverage limits, or a claim might not be covered at all. We may be subject to errors or omissions claims that could have an adverse effect on us. Moreover, defending a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel.
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
Part of our technology is currently being developed in foreign countries, including Brazil, India, and the Philippines, which makes us subject to certain risks associated with foreign laws and regulations.
We currently develop portions of our technology in Brazil, India, and Philippines and could conduct operations in foreign jurisdictions in the future. Conducting business in foreign countries involves inherent risks, including, but not limited to: difficulties in staffing, funding and managing foreign operations; unexpected changes in regulatory requirements; export restrictions; tariffs and other trade barriers; difficulties in protecting, acquiring, enforcing and litigating intellectual property rights; fluctuations in currency exchange rates; and potentially adverse tax consequences.
If we were to experience any of the difficulties listed above, or any other difficulties, any international development activities and our overall financial condition may suffer.
Risks Related to Our Industry
Our results are tied to the residential real estate market and we might be negatively impacted by downturns in this market and general global economic conditions.
The residential real estate market tends to be cyclical and typically is affected by changes in general macroeconomic conditions which are beyond our control. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, levels of unemployment, consumer confidence and the general condition of the U.S. and the global economy. Further, geopolitical factors, including the ongoing war in Ukraine and the Israeli-Palestinian conflict, could have residual effects on the global economy that negatively impact the U.S. residential real estate market and our business. The results of the 2024 U.S. presidential election, along with the speculation and market response to primaries, campaigning, and candidate statements, could also alter lending and consumer behavior that could adversely affect our business. The residential real estate market also depends upon the strength of financial institutions, which are sensitive to changes in the general macroeconomic and regulatory environment. Lack of available credit or lack of confidence in the financial sector could impact the residential real estate market, which in turn could materially and adversely affect our business, financial condition and results of operations.
For example, although the U.S. residential real estate market has improved in the years after the significant and prolonged downturn that began in the second half of 2008 and continued through 2011, the COVID-19 pandemic significantly impacted the U.S. residential real estate market during the spring of 2020 with home sales in April and May declining to levels unprecedented since the recession of the late 2000’s. More recently, while U.S. residential home sales rebounded sharply beginning in June 2020, they declined sharply in the latter half of 2022 as interest rates rose and economic uncertainties increased. We cannot predict whether the market will improve. If the residential real estate market or the economy does not improve, we may experience adverse effects on our business, financial condition and liquidity, including our ability to access capital and grow our business.
Any of the following could cause further decline in the housing or mortgage markets and have a material adverse effect on our business by causing periods of lower growth or a decline in the number of home sales or home prices which, in turn, could adversely affect our revenue and profitability:
•an increase in unemployment;
•a decrease in the affordability of homes due to changes in interest rates, home prices, the cost and availability of building materials, and rates of wage and job growth;
•slow economic growth or recessionary conditions;
•weak credit markets;
•low consumer confidence in the economy or the residential real estate market;
•instability of financial institutions;

•legislative, tax or regulatory changes that would adversely impact the residential real estate or mortgage markets, including but not limited to potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities, or GSEs, that provide liquidity to the U.S. housing and mortgage markets;
•increasing mortgage rates, like we have experienced recently, and increasing down payment requirements or constraints on the availability of mortgage financing, including but not limited to the potential impact of various provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, or other legislation and regulations that may be promulgated thereunder relating to mortgage financing, including restrictions imposed on mortgage originators, as well as retention levels required to be maintained by sponsors to securitize certain mortgages;
•excessive or insufficient home inventory levels on a regional level;
•high levels of foreclosure activity, including but not limited to the release of homes already held for sale by financial institutions;
•adverse changes in local or regional economic conditions, including potential impacts from the COVID-19 pandemic;
•the inability or unwillingness of homeowners to enter into home sale transactions due to negative equity in their existing homes;
•demographic changes, such as a decrease in household formations, lower turnover in the housing market due to homeowners staying in the same home longer than in the past, or slowing rate of immigration or population growth;
•decrease in home ownership rates, declining demand for real estate and changing social attitudes toward home ownership;
•changes in local, state and federal laws or regulations that affect residential real estate transactions or encourage ownership, including but not limited to changes in tax law in late 2017 that limit the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, and real property taxes and employee relocation expense; or
•acts of nature, such as hurricanes, earthquakes and other natural disasters that disrupt local or regional real estate markets and which may, in some circumstances lead us to waive certain fees in impacted areas.
The continued decline in global economic conditions could also materially impact the revenue of our recently acquired businesses, including insurance, title insurance, mortgage, lead generation, and other ancillary services. For example, revenue of our newly acquired insurance business relies on premiums and commission rates set by insurers. These premiums and commissions are cyclical in nature and may vary widely based on market condition. Volatility or declines in market condition, or any other adverse trends in the insurance industry, could have a negative impact on the profitability of our insurance business.
A lack of financing for homebuyers in the U.S. residential real estate market at favorable rates and on favorable terms could have a material adverse effect on our financial performance and results of operations.
Our business is significantly impacted by the availability of financing at favorable rates or on favorable terms for homebuyers, which may be affected by government regulations and policies. For example, residential mortgage interest rates rose significantly through most of 2023, negatively impacting our business. Certain potential reforms such as the U.S. federal government’s conservatorship of Fannie Mae and Freddie Mac, proposals to reform the U.S. housing market, attempts to increase loan modifications for homeowners with negative equity, monetary policy of the U.S. government, increases in interest rates and the Dodd-Frank Act may adversely impact the housing industry, including homebuyers’ ability to finance and purchase homes.
The monetary policy of the U.S. government, and particularly the Federal Reserve Board, which regulates the supply of money and credit in the United States, significantly affects the availability of financing at favorable rates and on favorable terms, which in turn affects the domestic real estate market. Policies of the Federal Reserve Board can affect interest rates available to potential homebuyers. Further, we are affected by any rising interest rate environment. Changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control, are difficult to predict, and could restrict the availability of financing on reasonable terms for homebuyers, which could have a material adverse effect on our business, results of operations and financial condition. Since December 2015, the Federal Open Market Committee of the Federal Reserve Board has raised the target range for federal funds 18 times, including three times in 2017, four times in 2018, seven times in 2022 and four times in 2023, after leaving the federal funds interest rate near 0% since late 2008. Future changes in the federal funds rate are uncertain, however the Federal Open Market Committee has indicated it does not expect additional increases to occur in 2024. Historically, changes in the federal funds rate have led to changes in interest rates for other loans, but the extent of the impact on the future availability and price of mortgage financing cannot be predicted with certainty.
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
While we are continuing to evaluate all aspects of legislation, regulations and policies affecting the domestic real estate market, we cannot predict whether such legislation, regulation and policies may increase down payment requirements, increase mortgage costs, or result in increased costs and potential litigation for housing market participants, any of which could have a material adverse effect on our financial condition and results of operations.
Potential reform of Fannie Mae or Freddie Mac or certain federal agencies or a reduction in U.S. government support for the housing market could have a material impact on our operations.
Numerous pieces of legislation seeking various changes for government sponsored entities, or GSEs have been introduced in Congress to reform the U.S. housing finance market. Such proposed changes include among other things, changes designed to reduce government support for housing finance and the winding down of the federal conservatorship of Fannie Mae or Freddie Mac over a period of years. Legislation, if enacted, or additional regulation which curtails Fannie Mae’s and/or Freddie Mac’s activities and/or results in the wind down of the federal conservatorship of these entities, could increase mortgage costs and could result in more stringent underwriting guidelines imposed by lenders or cause other disruptions in the mortgage industry. Any of the foregoing could have a material adverse effect on the housing market in general and our operations in particular.
The occurrence of natural or man-made disasters or pandemics could adversely affect our operations, results of operations and financial condition.
The occurrence of natural disasters, including hurricanes, floods, earthquakes, tsunamis, tornadoes, fires, explosions, pandemic disease, such as the coronavirus pandemic, and man-made disasters, including acts of terrorism and military actions, could adversely affect our operations, results of operations or financial condition, even if home values and buyers’ access to financing has not been affected.

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
Prior to our 2020 initial public offering, there was no market for shares of our common stock. An active trading market for our common stock might not be sustained, which could depress the market price of our common stock and affect your ability to sell our shares. The trading price of our common stock has ranged from $2.10 to $56.81 and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:
•our operating performance and the operating performance of similar companies;
•our non-GAAP operating performance, as reported using Adjusted EBITDA, is not equivalent to net income (loss) from operations as determined under GAAP and shareholders may consider GAAP measures to be more relevant to our operating performance;
•the overall performance of the equity markets;

•announcements by us or our competitors of acquisitions, business plans, or commercial relationships;
•threatened or actual litigation;
•any major change in our board of directors or management;
•publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•large volumes of sales of our shares of common stock by existing shareholders; and
•general political and economic conditions, including lingering impacts from the COVID-19 pandemic.
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
Sales of substantial amounts of our common stock in the public market by our shareholders might cause the market price of our common stock to decrease significantly. Joshua Harley, our Founder and former Chief Executive Officer , Marco Fregenal, our President and Chief Executive Officer, and a director, and Glenn Sampson, a significant shareholder and director, have previously engaged in sales of our stock under Rule 10b5-1 trading plans, which have put pressure on our stock price. In November 2021, Mr. Harley and Mr. Fregenal sold an aggregate of 350,000 shares of common stock in our underwritten public offering of common stock, and in December 2023 Mr. Harley sold 1,000,000 shares of common stock in our underwriting public offering. The perception that such additional sales could occur could also depress the market price of our common stock. Any such sales could also create public perception of difficulties or problems with our business and might also make it more difficult for us to raise capital through the sale of equity securities in the future at a time and price that we deem appropriate.
Joshua Harley, our Founder and former Chief Executive Officer, together with Marco Fregenal, our President and Chief Executive Officer, and a director, and Glenn Sampson, a significant shareholder and director, own a significant percentage of our stock, and as a result, they can take actions that may be adverse to the interests of the other shareholders and the trading price for our common stock may be depressed.
As of December 31, 2023, Joshua Harley, Marco Fregenal, and Glenn Sampson beneficially owned approximately 20.2%, 7.2%, and 7.4% of our outstanding common stock, respectively. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling shareholders. The three shareholders voting together can significantly influence all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, acquisition, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Chief Executive Officer, Mr. Fregenal controls the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other shareholders.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity

We recognize the importance of developing, implementing, and maintaining effective cybersecurity measures designed to protect our information systems and the confidentiality, integrity, and availability of our data. We face a number of information technology and cybersecurity threats which could have an adverse effect on our business and results of operations.

Notwithstanding the Company’s cybersecurity framework and preventative strategies, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See “Item 1A. Risk Factors” for a discussion of cybersecurity risks.

Risk Management and Strategy

We maintain robust cybersecurity protocols designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. The Audit Committee of the Board of Directors oversees management’s adherence to, and implementation of, the cybersecurity protocols and receives periodic updates on the Company’s cybersecurity risks. Our cybersecurity protocols and related processes are integrated into our overall enterprise risk management (ERM) process. We use the COSO Framework as a framework for our Cybersecurity Policy.

Third parties also play a role in our cybersecurity. We engage third-party services to evaluate our security controls. Such evaluations include testing both the design and operational effectiveness of security controls. We also have processes to oversee and identify cybersecurity threats associated with our use of third-party service providers. Prior to engaging a third-party service provider, we carefully evaluate their cybersecurity reputation and track record, industry reports, and any potential information that they would have access to in the course of their work with us.

Governance

As of December 31, 2023, no risks from cybersecurity threats, including as a result of cybersecurity incidents we have experienced in the past, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Our Board of Directors is involved in the design, implementation, and evaluation of our cybersecurity protocols. Particularly, our Audit Committee receives regular and frequent reports on the existence of cybersecurity threats, and works with management to devise appropriate measures to mitigate risks.

Staying Updated with Cybersecurity

The Company goes through a quarterly systems penetration test, using an independent third-party vendor, that finds new possible vulnerabilities in the system with recommendations to mitigate each vulnerability. With those recommendations, we schedule those fixes via our development team to resolve the vulnerabilities as soon as possible.

Mitigation, System Recovery, Redundancy and Continuity

As a process of mitigation, redundancy, and recovery, we keep multiple temporal copies of our databases and code base in multiple places, both on cloud and offline. We have a completed automated system deploy, which allows us to ‘revive’ our entire systems, via code (using a concept of infrastructure as code) in any cloud (or even physical servers) of our choice.
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
Item 3. Legal Proceedings.
As previously reported by us in a Current Report on Form 8-K filed on November 28, 2023, we have been named as a defendant in a purported class action complaint in the United States District Court for the Eastern District of Texas Sherman Division, filed on November 13, 2023, by plaintiffs QJ Team, LLC and Five Points Holdings, LLC, individually and on behalf of all other persons similarly situated. A second purported class action complaint was filed on December 14, 2023, by plaintiffs Julie Martin, Mark Adams and Adelaida Matta in the same court, naming us as a defendant along with others, many of whom are also named in the first lawsuit. These lawsuits are purportedly brought on behalf of a class consisting of all persons who listed properties on a Multiple Listing Service in Texas (the “MLS) using a listing agent or broker affiliated with one of the defendants named in the lawsuits and paid a buyer broker commission beginning on November 13, 2019. The lawsuits allege unlawful conspiracy in violation of federal antitrust law and, against certain defendants (but not us) deceptive trade practices under the Texas Deceptive Trade Practices Act. We expect additional lawsuits to be filed, given the breadth of the residential real estate industry and the volume of participants in the residential real estate industry in Texas and the rest of the United States.

Though we intend to vigorously defend ourselves as we believe the lawsuits are particularly without merit with respect to us because of our flat fee business model, we cannot predict with certainty the cost of our defense, the cost of prosecution, insurance coverage, or the ultimate outcome of the lawsuits and any others that might be filed in the future, including remedies or damage awards. Adverse results in such litigation might harm our business and financial condition.

Moreover, defending these lawsuits, regardless of their merits, could entail substantial expense and require the time and attention of our key management personnel.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The information regarding our equity compensation plans required by this Item 5 is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters” contained in our proxy statement related to the 2024 Annual Meeting of Shareholders (the “Proxy Statement”).
Market Information
Our common stock trades on The Nasdaq Capital Market under the symbol “FTHM”.
Holders of Common Stock
As of December 31, 2023, we had approximately 1,363 shareholders of record of our common stock.
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
Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
On March 10, 2022, the Company’s Board authorized an expenditure of up to $10.0 million for the repurchase of shares of the Company’s common stock in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Company may also repurchase shares of its common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act which would permit shares of the Company’s common stock to be repurchased when the Company might otherwise be precluded from doing so by law. The share repurchase authorization does not have a fixed expiration. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management based on a variety of factors such as the market price of the Company’s common stock, the Company’s liquidity requirements, and overall market conditions. The stock repurchase program will be subject to applicable legal requirements, including federal and state securities laws.
There were no equity repurchases for the year ended December 31, 2023. The approximate dollar value of shares that may yet be purchased pursuant to the repurchase program is $4.0 million. Management has no plans to repurchase additional shares at this time.
Item 6. [Reserved]

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
Overview
Fathom Holdings Inc. (the “Company”, “Corporate”, “Our”, “We”), headquartered in Cary, North Carolina, is a national, technology-driven, end-to-end real estate services company integrating residential brokerage, mortgage, title, insurance and SaaS offerings for brokers and agents. Our primary operation, Fathom Realty (as defined below), operates as a real estate brokerage company, working with real estate agents to help individuals purchase and sell residential and commercial properties, primarily in the South, Atlantic, Southwest, and Western parts of the United States, with the intention of expanding into all states.
Fathom Realty Holdings, LLC, a Texas limited liability company (“Fathom Realty”), is a wholly owned subsidiary of Fathom Holdings Inc. Fathom Realty owns 100% of 39 subsidiaries, each an LLC representing the state in which the entity operates (e.g. Fathom Realty NJ, LLC).
Company Acquisitions
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
Stock Offering
In December 2023, the Company completed an offering of common stock, which resulted in the issuance and sale by the Company of 2,450,000 shares of common stock, at a public offering price of $2.00 per share, generating gross proceeds of approximately $4.9 million, of which the Company received approximately $4.2 million, after deducting underwriting discounts and other offering costs.

Market Conditions and Industry Trends
Our business is dependent on the economic conditions within the markets in which we operate. Changes in these conditions can have a positive or negative impact on our business. The economic conditions influencing the housing markets primarily include economic growth, interest rates, unemployment, consumer confidence, mortgage availability and supply and demand.

In periods of economic growth, demand typically increases resulting in higher home sales transactions and home sales prices. Similarly, a decline in economic growth, increasing interest rates and declining consumer confidence generally decreases demand. Additionally, regulations imposed by local, state and federal government agencies and geopolitical instability, can also negatively impact the housing markets in which we operate.

Due to the increasing interest rates and increasing inflation, the market began a contraction trend beginning in the second quarter of 2022. In 2023, the existing home sales market declined 6.2%, according to the NAR. which is the lowest the market has been since 1995. However, according to. the NAR, pending home sales increased by 8.3% in December 2023 compared to November 2023. The pending home sales index measures housing contract activity and is based on signed real estate contracts for existing single-family homes and condos.

The Company believes that it continues to be well positioned for growth in all of its businesses in the current economic climate. We have a strong base of agent support, which should drive organic market share growth, retention and productivity. Additionally, we have an efficient operating model with lower fixed costs driven by our cloud-based model, with minimum brick-and-mortar locations.

Regardless of whether the housing market continues to slow or grow, we continue to believe that we are positioned to leverage our low-cost, high-engagement model, affording agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to prosper in a series of fluctuations in economic activity.

National Housing Inventory

Throughout 2023, increased mortgage interest rates and higher home prices have caused inventory levels, as measured in months of supply, to rise. Construction of new homes continues to slow also due to rising mortgage rates and the strained availability of labor and materials. According to the NAR, inventory of existing homes for sale in the U.S. was 990,000 at the end of December 2023 compared to 970,000 at the end of December 2022.

Mortgage Rates

The sharp increase in mortgage rates is negatively impacting the demand for homebuying. Based on Freddie Mac data, the average rate for a 30-year, conventional fixed rate mortgage was 6.61% in December 2023 compared to 6.42% in 2022. If inflation continues to moderate into 2024 as anticipated, mortgage rates should decline, which we expect to boost homebuyer demand and homebuilder sentiment. According to the NAR, as home prices and interest rates have increased, seasonally adjusted existing home sale transactions for the year ended December 2023 (preliminary) decreased to 3.78 million compared from 4.02 million for the year ended December 2022. The NAR anticipates transactions to increase slightly in 2024 due to mortgage rates decreasing in the latter part of the year. According to the NAR, nationwide existing home sales average price for December 2023 (preliminary) was $382,600, up 4.3% from $366,900 December 2022.
Rising Interest Rates, and Other Risks
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
Beginning in the second quarter of 2022, several economic factors began to adversely impact the residential real estate market, including higher mortgage interest rates, lower consumer sentiment, increased inflation, and declining financial market conditions. This shift in the macroeconomic backdrop had an adverse impact on consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home and taking out a mortgage. As previously reported, our growth slowed beginning in the third quarter of 2022. Our mortgage business also experienced significant declines in loan volumes beginning in the second quarter of 2022, particularly from declines in refinancing prior mortgages.
In response to these macroeconomic and consumer demand developments, we took action to adjust our operations and manage our business towards longer-term profitability despite these adverse macroeconomic factors. Looking ahead, we remain focused on getting back to positive total company Adjusted EBITDA for the full year 2024.

For the years ended December 31, 2023 and 2022, due in part to the widespread availability of multiple COVID-19 vaccines, the effects of the COVID-19 on business worldwide lessened. However, the continuing impact from COVID-19, as well as the recent increases in interest rates and inflationary pressure in the U.S. and world economies, is not fully known and cannot be estimated as the U.S. and global economies continue to react.
On October 31, 2023, a federal jury in Missouri found that the NAR and certain companies conspired to artificially inflate brokerage commissions, which violates federal antitrust law. The judgment was appealed on October 31, 2023, while the plaintiffs have now sued a number of other companies, although not us yet. On or about March 15, 2024, NAR agreed to settle these lawsuits, by agreeing to pay $418 million over approximately four years, and changing certain of its rules surrounding agent commissions. This settlement is subject to court approval. Due to this litigation, there may be rule changes for the NAR. In the settlement, effective mid-July 2024, NAR has agreed to put in place a new rule prohibiting offers of compensation on the MLS, as well as adopt new rules requiring written agreements between buyers and buyers’ agents. However, the direct and indirect effects, if any, of the judgment upon the real estate industry are not yet entirely clear.

There could also be further changes in real estate industry practices. All of this has prompted discussion of changes to rules established by local or state real estate boards or multiple listing services. All of this may require changes to many brokers’ business models, including changes in agent and broker compensation. For example, many of our competitors may need to develop mechanisms and a plan that enable buyers and sellers to negotiate commissions. In contrast, our flat fee per real estate transaction model has always enabled our agents to negotiate their own fees. Our flat fee makes it so we have never interfered with our agents' ability to negotiate commissions and have no direct incentive to do so. Our flat fee per real estate transaction model enables our agents to freely settle their transaction commissions at their own discretion. The Company will continue to monitor ongoing and similar antitrust litigation against our competitors, however, as our agent compensation model fully supports commission negotiation, we do not expect to have to change our compensation model in a manner that would adversely affect our financial condition and results of operations. However, the litigation and its ramifications could cause unforeseen turmoil in our industry, the impacts of which could have a negative effect on us as an industry participant.

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
Fathom’s real estate agent network grew 14% to approximately 11,795 agent licenses at December 31, 2023, up from approximately 10,370 at December 31, 2022.
Agent Equity Ownership
Effective January 1, 2019, agents could receive stock grants, which vest in three years based on continued affiliation with the Company, in two ways: 1) when the agent closed a sale of a property for the Company; and 2) when the agent referred another agent to join the Company as independent contractor. We granted such stock grants quarterly. Effective January 1, 2023, agents will primarily be able to earn stock grants in the form of stock units based on agent referral metrics achieved. These stock grants will be granted quarterly and will vest in two years.
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
The gain on the sale of mortgage loans represents the difference between the net sales proceeds and the carrying value of the mortgage loans sold and includes the servicing rights release premiums.
Servicing rights release premiums represent one-time fee revenues earned for transferring the risk and rewards of ownership of servicing rights to third parties.
Retail origination fees are principally revenues from loan originations and recorded in the statement of operations in other service revenue. Direct loan origination costs and expenses associated with the loans are charged to expenses when the loans are sold. Interest income is interest earned on originated loans prior to the sale of the asset.
Insurance Agency Service Revenue
The revenue streams for the Company’s home and other insurance agency services business are primarily comprised of new and renewal commissions paid by insurance carriers. The transaction price is set to be the estimated commissions to be received over the term of the policy based on an estimate of premiums placed, policy changes and cancellations, net of restraint. The commissions are earned upon effective date of the associated policies, which is when control of the policy transfers to the client.
The Company is also eligible for certain contingent commissions from insurers based on the attainment of specific metrics (i.e., volume growth, loss ratios) related to underlying polices placed. Revenue for contingent commissions is estimated based on historical and current evidence of achievement towards each insurer’s annual respective metrics and is recorded as the underlying policies that contribute to the achievement are placed. Due to the uncertainty of the amount of contingent consideration we constrain estimated revenue to an amount for which a significant negative adjustment is not probable. Contingent consideration is generally received in the first quarter of the subsequent year.
Title Service Revenue
Title services revenue includes fees charged for title search and examination, property settlement and title insurance services provided in association with property acquisitions and refinance transactions.
SaaS Revenue
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
Operating Expenses
Commission and other agent-related costs
Commission and other agent-related costs consists primarily of agent commissions, less fees paid to us by our agents, order fulfillment, share-based compensation for agents, title searches, and the direct costs to perform the services provided.

We expect commission and other agent-related costs to continue to rise in proportion to the expected growth in our operations.
Operations and support
Operations and support consist primarily of the direct cost to perform the services from our mortgage lending, title services, insurance services and other services provided. We expect operations and support to continue to rise in proportion to the expected growth in our operations.
Technology and development
Technology and development expenses primarily include personnel costs, related to ongoing development and maintenance of proprietary software for use by our own agents, customers, and support staff. Such personnel costs including base pay, bonuses, benefits, and share based compensation. Technology and development expenses also include amortization of capitalized software and development costs, data licenses, other software, and equipment costs, as well as infrastructure and operational expenses, such as, for data centers, communication, and hosted services.
General and administrative
General and administrative expenses consist primarily of fees for professional services and personnel costs, related to including base pay, bonuses, benefits, and share based compensation. Professional services principally consist of external legal, audit, and tax services. In the short term, we expect general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and to meet the increased compliance requirements associated with operation as a public company. However, in the long term, we anticipate general and administrative expenses as a percentage of revenue to decrease over time, if and as revenue increases.
Marketing
Marketing expenses consist primarily of online and traditional advertising, as well as costs for marketing and promotional materials. Advertising costs are expensed as they are incurred. We expect marketing expenses to increase in absolute dollars as we continue to expand our advertising programs, and promote of our newly acquired business lines, but we anticipate marketing expenses as a percentage of revenue to decrease over time, if and as our revenue increases.
Depreciation and amortization
Depreciation and amortization represent how we expense our fixed and intangible assets other than capitalized software. Depreciation expense is recorded on a straight-line method, based on estimated useful lives of five years for computer hardware, seven years for furniture and equipment and seven years for vehicles. Leasehold improvements are depreciated over the lesser of the life of the lease term or the useful life of the improvements. Amortization expense consists of amortization recorded on acquisition-related intangible assets, excluding purchased software. Customer relationships are amortized on an accelerated basis, which coincides with the period of economic benefit we expect to receive. All other finite-lived intangibles are amortized on a straight-line basis over the term of the expected benefit. Purchased software and capitalized software development costs are amortized on a straight-line basis over the term of the expected benefit and the respective amortization expense is included in technology and development expense. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we do not amortize goodwill.
Income Taxes
U.S. federal and state income tax benefits for a portion of historical net losses was recognized in the period ended December 31, 2022. Previously, we have not recognized the tax benefits because of the uncertainty of realizing a future benefit from those items. As a result of certain acquisitions during the period ended December 31, 2022, we realized a portion of the pre-existing deferred tax assets due to the reversal of taxable temporary differences. As of December 31, 2023, we had federal net operating loss carryforwards of approximately $49.4 million and state net operating loss carryforwards of approximately $26.0 million. Of the federal net operating losses $1.0 million are subject to expiration beginning in 2035 and $48.4 million carry forward indefinitely. State net operating losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar state law provisions.

Results of Operations
Comparison of the Years Ended December 31, 2023, and 2022 (amount in thousands)
Revenue

	Year Ended December 31,		Change
	2023	2022	Dollars	Percentage
Gross commission income	$325,405	$390,615	$(65,210)	(17)%
Other service revenue	19,821	22,349	(2,528)	(11)%
Total revenue	$345,226	$412,964	$(67,738)	(16)%
For the year ended December 31, 2023, gross commission income decreased by approximately $65 million or 17%, as compared with the year ended December 31, 2022. This decrease was primarily attributable to a decrease in transaction volume caused by higher mortgage interest rates. During the year ended December 31, 2023, transaction volume decreased by 15% to approximately 38,139 transactions compared to approximately 44,700 transactions for the year ended December 31, 2022. During the year ended December 31, 2023, average revenue per transaction decreased by 2% to $8,532 from $8,739 during the year ended December 31, 2022.
For the year ended December 31, 2023, other service revenue was approximately $19.8 million. This revenue decrease is primarily attributable to a decrease in mortgage loans and title service transaction volume, which were primarily attributable to rising interest rates and economic uncertainties impacting the number of home sales and mortgage refinancings.
Operating Expenses

	Year Ended December 31,		Change
	2023	2022	Dollars	Percentage
Commission and other agent-related costs	$308,094	$372,246	$(64,152)	(17%)
Operations and support	7,513	8,249	(736)	(9%)
Technology and development	7,609	7,715	(106)	(1%)
General and administrative	38,751	43,217	(4,466)	(10%)
Marketing	3,348	5,218	(1,870)	(36%)
Depreciation and amortization	3,164	3,096	68	2%
Total operating expenses	$368,479	$439,741	$(71,262)	(16%)
For the year ended December 31, 2023, commission and other agent-related costs decreased by approximately $64.2 million, or 17%, as compared with the year ended December 31, 2022. Commission and other agent-related costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the decrease in commission and other agent-related costs compared to the same period in 2022 was primarily due to a decrease in agent commissions paid due to lower transaction volume mainly due to rising interest rates. The lift from increasing the fees we charged to agents thereby lowering our payout in commission costs starting in January 2023, was partially offset by an approximately $1.0 million increase in non-cash stock compensation costs paid to agents.
.
For the year ended December 31, 2023, operations and support expenses were approximately $7.5 million as compared with $8.2 million for the year ended December 31, 2022. This decrease was primarily attributable to strategic decreases in headcount in our mortgage, insurance, and title businesses.
For the year ended December 31, 2023, technology and development expenses primarily attributable to our ongoing investment in the intelliAgent platform and our LiveBy business remained relatively constant as compared with the year ended December 31, 2022.
For the year ended December 31, 2023, general and administrative expenses decreased by approximately $4.5 million, or 10%, as compared with the year ended December 31, 2022. This decrease was primarily attributable to strategic decreases in headcount throughout our businesses and to salary reductions at the business unit and corporate executive management levels, partially offset by a $2.5 million increase in non-cash stock compensation costs.
For the year ended December 31, 2023, marketing expenses decreased by approximately $1.9 million, or 36%, as compared with the year ended December 31, 2022. The decrease in marketing expenses is primarily related to leveraging internal resources and optimizing advertising expenditures.
For the year ended December 31, 2023, depreciation and amortization expenses increased by approximately $0.1 million or 2% from the year ended December 31, 2022. The increase in depreciation and amortization expense is due to the amortization of the intangible assets (other than capitalized and purchased software, for which amortization is included in technology and development expense) acquired in connection with the acquisition of Cornerstone and iPro in the first quarter of 2022.
Income Taxes
The Company recorded an income tax expense of $0.1 million and an income tax benefit of $0.1 million for the years ended December 31, 2023 and 2022, respectively. The tax expense for the period ended December 31, 2023 primarily consists of deferred tax liabilities in excess of the Company's deferred tax assets and also includes current state income tax expense not offset by state net operating loss carryforwards.
Liquidity and Capital Resources (amount in thousands)
Capital Resources

	December 31, 2023	December 31, 2022	Change
			Dollars	Percentage
Current assets	$23,194	$18,816	$4,378	23%
Current liabilities	16,352	12,499	3,853	31%
Net working capital	$6,842	$6,317	$525	8%
To date, our principal sources of liquidity have been revenues and the net proceeds we received through public offerings and private sales of our common stock, as well as proceeds from loans. As of December 31, 2023, our cash totaled approximately $7.4 million, which represented a decrease of $0.9 million compared to December 31, 2022. As of December 31, 2023, we had net working capital of approximately $6.8 million, which represented an increase of $0.5 million compared to December 31, 2022.
In April 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) and issued a Senior Secured Convertible Promissory Note in the principal amount of $3,500,000 (the “Note”) in a private placement (the “Offering”). The cash proceeds disbursed to the Company from the issuance of the Note were $3,300,000, after deducting the placement agent fee and purchaser expenses.

In December 2023, the Company, completed an offering of common stock, which resulted in the issuance and sale by the Company of 2,000,000 shares of common stock, at a public offering price of $2.00 per share and an option to the underwriters to purchase up to additional 450,000 shares. In December 2023, the underwriters exercised their option to purchase the additional shares. The December Offering generated gross proceeds of approximately $4.9 million, of which the Company received approximately $4.2 million, after deducting underwriting discounts and other offering costs.
We anticipate that our existing balances of cash and cash equivalents and future expected cash flows generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months from the date of the issuance of the consolidated financial statements for the year ended December 31, 2023.
Our future capital requirements depend on many factors, including any future acquisitions, our level of investment in technology, and our rate of growth into new markets. Our capital requirements might also be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes, any of which could adversely affect the manner in which we currently operate. Additionally, as other world events, such as the ongoing conflict in Ukraine and in the Middle East, may impact the economy and our operations in new ways, we will continuously assess our liquidity needs. In the event of a sustained market deterioration, we may need or seek advantageously to obtain additional funding through equity or debt financing, which might not be available on favorable terms or at all and could hinder our business and dilute our existing shareholders.
Cash Flows
Comparison of the Years Ended December 31, 2023 and 2022 (amount in thousands)

	Year Ended December 31,		Change
	2023	2022	Dollars	Percentage
Net cash used in operating activities	$(10,572)	$(6,583)	$(3,989)	(61)%
Net cash used in investing activities	$(1,868)	$(7,096)	$5,228	74%
Net cash provided by (used in) financing activities	$11,600	$(15,862)	$27,462	173%
Cash Flows from Operating Activities
Net cash used in operating activities for the year ended December 31, 2023 consisted of a net loss of $24.0 million, including non-cash charges of $13.0 million of share-based compensation, $5.9 million of depreciation and amortization, and a $3.7 million gain on sale of mortgages. Non-cash lease expense was $1.7 million and was offset by a $1.8 million decrease in operating lease right of use liabilities. Other principal changes in operating assets and liabilities were the $1.2 million negative net effect of sale and payment of mortgage loans held for sale, $0.3 million increase in accounts receivable, and a $0.4 million decrease in accrued liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities for the year ended December 31, 2023 consisted primarily of $1.9 million for costs incurred related to developing intangible assets.
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2023 consisted of $4.8 million of net borrowings on warehouse lines of credit, $4.0 million in debt proceeds from the issuance of a $3.5 million convertible note payable and approximately $0.5 million in notes payable attributable to financing certain insurance premiums, plus $4.2 million in net proceeds from our December 2023 equity offering, partially offset by $0.7 million in debt payments, $0.2 million in debt issuance cost payments, and $0.5 million in deferred acquisition consideration payments.

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
We believe that Adjusted EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted EBITDA. In particular, we believe the exclusion of share-based compensation expense related to restricted stock awards and stock options and transaction-related costs associated with our acquisition activity provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. Adjusted EBITDA also excludes other income and expense, net which primarily includes nonrecurring items, such as, gain on debt extinguishment, severance costs, and non-cash items representing reserves on certain agent fee collection, if applicable.
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to net income (loss), the closest comparable GAAP measure. Some of these limitations are that:
•Adjusted EBITDA excludes share-based compensation expense related to restricted stock awards, restricted stock unit awards, and stock options, which have been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy;
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
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented (amount in thousands):

	Year Ended December 31,
	2023	2022
Net loss	$(23,981)	$(27,626)
Depreciation and amortization	5,947	5,346
Other expense (income), net	580	903
Income tax expense (benefit)	148	(54)
Stock based compensation	12,994	9,131
Other non-cash and transaction-related cost	201	73
Adjusted EBITDA	$(4,111)	$(12,227)
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
Goodwill
Goodwill is not amortized but is subject to impairment testing. We review goodwill for impairment on an annual basis in the fiscal fourth quarter or on an interim basis if an event occurs or circumstances change that indicate goodwill may be impaired. We assess goodwill for possible impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. No additional impairment steps are necessary if we qualitatively determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. An impairment loss for goodwill would be recognized based on the difference between the carrying value and its estimated fair value, which would be determined based on either discounted future cash flows or another appropriate fair value method.
The evaluation of goodwill for impairment requires management to use significant judgments and estimates in accordance with U.S. GAAP, including, but not limited to, economic, industry and company-specific qualitative factors, projected future net sales, operating results and cash flows. Although we currently believe the estimates used in the evaluation of goodwill are reasonable, differences between actual and expected net sales, operating results and cash flows and/or changes in the discount rates used could cause these assets to be deemed impaired. If this were to occur, we would be required to record a non-cash charge to earnings for the write-down in the value of the goodwill, which could have a material adverse effect on our results of operations and financial position but not on our cash flows from operations.

To perform these assessments, we identified and analyzed macroeconomic conditions, industry and market conditions and Company-specific factors. As a result of the analysis performed, management believes the estimated fair value of the reporting units continue to exceed their carrying values and does not represent a more likely than not possibility of potential impairment. For further information on goodwill, see Note 4 - Goodwill.

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
The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and the selection of comparable companies. The estimated fair values reflected in the purchase accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements. For each business combination completed during the year ended December 31, 2022, the estimated fair value of identifiable intangible assets, primarily consisting of agent relationships, tradenames, customer relationships and technology, was determined using the relief-from-royalty and multi-period excess earnings methods. The most significant assumptions under these methods include the estimated remaining useful life, expected future revenue, annual agent revenue attrition, costs to develop new agents, charges for contributory assets, tax rate, discount rate and tax amortization benefit. Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the respective acquired company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.
The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed are based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates and the number of years on which to base the cash flow projections, as well as other assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates based on the risk inherent in the acquired assets, specific risks, industry beta and capital structure of guideline companies. The valuation of an acquired business is based on available information at the acquisition date and assumptions that are believed to be reasonable. However, a change in facts and circumstances as of the acquisition date can result in subsequent adjustments during the measurement period, but no later than one year from the acquisition date. Please see Note 3 - Acquisitions, for more detail.

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
As part of being an emerging growth company, the Company is also considered a small reporting company ("SRC") as of December 31, 2023. Under the terms of the JOBS Act, a SRC has public float of less than $250 million or has less than $100 million in annual revenue and no public float or public float less than $700 million. Being a SRC allows the Company to include less extensive narrative disclosure than required of other reporting companies, particularly concerning executive compensation. It also provides audited financial statements for two fiscal years, in contrast to non-SRCs, which must provide audited financial statements for three fiscal years.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.
46

Item 8. Financial Statements and Supplementary Data.
FATHOM HOLDINGS INC.
FINANCIAL STATEMENTS
47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of Fathom Holdings Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fathom Holdings Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
March 19, 2024

We have served as the Company’s auditor since 2021.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$7,399	$8,320
Restricted cash	141	60
Accounts receivable	3,352	3,074
Mortgage loans held for sale, at fair value	8,602	3,694
Prepaid and other current assets	3,700	3,668
Total current assets	23,194	18,816
Property and equipment, net	2,340	2,945
Lease right of use assets	4,150	5,508
Intangible assets, net	23,909	27,259
Goodwill	25,607	25,607
Other assets	58	52
Total assets	$79,258	$80,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,396	$3,343
Accrued and other current liabilities	2,681	3,403
Warehouse lines of credit	8,355	3,580
Lease liability - current portion	1,504	1,609
Long-term debt - current portion	416	564
Total current liabilities	16,352	12,499
Lease liability, net of current portion	3,824	5,241
Long-term debt, net of current portion	3,467	129
Other long-term liabilities	381	297
Total liabilities	24,024	18,166
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock (no par value, shares authorized, 100,000,000; shares issued and outstanding, 20,671,515 and 17,468,562 as of December 31, 2023 and 2022, respectively)	—	—
Additional paid-in capital	126,820	109,626
Accumulated deficit	(71,586)	(47,605)
Total stockholders’ equity	55,234	62,021
Total liabilities and stockholders’ equity	$79,258	$80,187
The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)

	Year Ended December 31,
	2023	2022
Revenue
Gross commission income	$325,405	$390,615
Other service revenue	19,821	22,349
Total revenue	345,226	412,964
Operating expenses
Commission and other agent-related costs	308,094	372,246
Operations and support	7,513	8,249
Technology and development	7,609	7,715
General and administrative	38,751	43,217
Marketing	3,348	5,218
Depreciation and amortization	3,164	3,096
Total operating expenses	368,479	439,741
Loss from operations	(23,253)	(26,777)
Other expense (income), net
Interest expense (income), net	245	(11)
Other nonoperating expense, net	335	914
Other expense, net	580	903
Loss before income taxes	(23,833)	(27,680)
Income tax expense (benefit)	148	(54)
Net loss	$(23,981)	$(27,626)
Net loss per share:
Basic	$(1.47)	$(1.73)
Diluted	$(1.47)	$(1.73)
Weighted average common shares outstanding:
Basic	16,265,993	16,001,367
Diluted	16,265,993	16,001,367
The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022
(amounts in thousands except share data)

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2022	17,468,562	$—	$109,626	$(47,605)	$62,021
Issuance of common stock for public offering	2,450,000	—	4,900	—	4,900
Offering costs in connection with public offering	—	—	(745)	—	(745)
Stock-based compensation, net of forfeitures	734,511	—	12,994	—	12,994
Issuance of common stock for purchase of business	18,442	—	45	—	45
Net loss	—	—	—	(23,981)	(23,981)
Balance at December 31, 2023	20,671,515	$—	$126,820	$(71,586)	$55,234

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2021	16,751,606	$—	$100,129	$(19,979)	$80,150
Issuance of common stock for purchase of businesses	470,982	—	6,191	—	6,191
Repurchase of common stock	(686,097)	—	(6,045)	—	(6,045)
Stock-based compensation, net of forfeitures	932,071	—	9,351	—	9,351
Net loss	—	—	—	(27,626)	(27,626)
Balance at December 31, 2022	17,468,562	$—	$109,626	$(47,605)	$62,021
The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amount in thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,981)	$(27,626)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,947	5,346
Non-cash lease expense	1,663	1,856
Deferred financing costs amortization	71	—
Gain on sale of mortgages	(3,696)	(3,819)
Stock-based compensation	12,994	9,131
Deferred income taxes	84	297
Change in operating assets and liabilities:
Accounts receivable	(278)	485
Prepaid and other current assets	(232)	(958)
Other assets	195	78
Accounts payable	53	(1,959)
Accrued and other current liabilities	(353)	(1,081)
Operating lease liabilities	(1,827)	(1,867)
Mortgage loans held for sale originations	(154,480)	(246,327)
Proceeds from sale and principal payments on mortgage loans held for sale	153,268	259,861
Net cash (used in) operating activities	(10,572)	(6,583)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22)	(945)
Amounts paid for business and asset acquisitions, net of cash acquired	(35)	(1,639)
Purchase of intangible assets	(1,811)	(3,112)
Other investing activities	—	(1,400)
Net cash used in investing activities	(1,868)	(7,096)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(718)	(1,307)
Proceeds from debt	4,036	924
Cash paid for debt issuance costs	(200)	—
Other financing activities	(449)	—
Borrowings from warehouse lines of credit	150,265	210,433
Repayment on warehouse lines of credit	(145,489)	(219,867)
Repurchase of common stock	—	(6,045)
Proceeds from the issuance of common stock in connection with a public offering	4,900	—
Payment of offering cost in connection with issuance of common stock in connection with public offering	(745)	—
Net cash provided by (used in) financing activities	11,600	(15,862)

Net decrease in cash, cash equivalents, and restricted cash	(840)	(29,541)
Cash, cash equivalents, and restricted cash at beginning of period	8,380	37,921
Cash, cash equivalents, and restricted cash at end of period	$7,540	$8,380

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$188	$4
Income taxes paid	50	111
Amounts due to sellers	80	1,100
Right of use assets obtained in exchange for new lease liabilities	305	2,385
Issuance of common stock for purchase of business	45	6,168
Capitalized share- based compensation	—	220

Reconciliation of cash and restricted cash:
Cash and cash equivalents	$7,399	$8,320
Restricted cash	141	60
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$7,540	$8,380
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
The Company’s brands include Fathom Realty, Encompass Lending, intelliAgent, LiveBy, Real Results, Verus Title and Cornerstone.
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
Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $24.0 million and $27.6 million, for the years ended December 31, 2023 and 2022, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business organically and via acquisitions. The Company had cash and cash equivalents of $7.4 million and $8.3 million as of December 31, 2023 and 2022, respectively. Management believes that existing cash along with its planned budget, which includes an increase in agent fees implemented in January 2024, growth from increasing attach rates across the Company’s businesses from internal referrals, reduction of certain expenses given initiatives implemented throughout 2023, and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements.
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

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Agent Annual Fees Receivable - Agent annual fees receivable, net of estimated allowances for uncollectible accounts were approximately $2.4 million and $2.3 million as of December 31, 2023 and 2022, respectively, and are recorded in prepaid and other current assets on the consolidated balance sheet. The agent annual fees receivable represents the $600 fee, increased from $500 in 2022, that agents pay on their first sale or their one-year anniversary date, which is recognized as a reduction to cost of revenue ratably over the year in which the fee pertains. The Company estimates the allowance for uncollectible accounts based on historical write-off experience each period.
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

Asset category	Depreciable life
Vehicles			7 years
Computers and equipment	3	—	5 years
Furniture and fixtures			7 years
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
The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, is determined using established valuation techniques. A fair value measurement is determined as the price received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of acquisition accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The estimated fair values reflected in the acquisition accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements. The estimated fair value of identifiable intangible assets, primarily consisting of agent relationships, tradenames customer relationships, know-how and technology, was determined using relief-from-royalty method.
The most significant assumptions under the relief-from-royalty method used to value trade names include estimated remaining useful life, expected future revenue, annual agent revenue attrition, costs to develop new agents, charges for contributory assets, tax rate, discount rate and tax amortization benefit. The most significant variables in these valuations are discount rates and the number of years on which to base the cash flow projections, as well as other assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates based on the risk inherent in the acquired assets, specific risks, industry beta and capital structure of guideline companies. Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of Management, and such variations may be significant to estimated values.
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
Capitalized software costs are amortized over the expected useful lives of the applicable software and such amortization is recorded in technology and development on the statement of operations. Currently, capitalized software costs for internal use have a useful life estimated at five years.
Estimated useful lives of website and software development activities are reviewed annually or whenever events or changes in circumstances indicate that intangible assets may be impaired and are adjusted as appropriate to reflect upcoming development activities that may include significant upgrades or enhancements to the existing functionality.
Goodwill - Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. Goodwill is assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill for the year ended December 31, 2023.
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

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Technology and development — Technology and development expenses primarily include personnel costs, including base pay, bonuses, benefits, and share-based compensation, related to ongoing development and maintenance of our

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
proprietary software for use by our agents, customers, and support staff. Technology and development expenses also include amortization of capitalized software and development costs, data licenses, other software, and equipment costs, as well as infrastructure and operational expenses, such as, for data centers, communication, and hosted services.
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
Common Stock Warrant — The Company accounts for common stock warrants as either equity instruments or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), depending on the specific terms of the warrant agreement. If warrants are issued in exchange for services the Company evaluates whether they should be accounted for in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). Under ASC 718, the warrants shall be classified as a liability if 1) the underlying shares are classified as liabilities or 2) the issuing entity can be required under any circumstances to settle the warrant by transferring cash or other assets. For additional discussion on warrants, see Note 11 – Equity-classified Warrants.
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
The Company believes that it is currently more likely than not that its deferred tax assets will not be realized and as such, it has recorded a full valuation allowance for these assets. The Company evaluates the likelihood of the ability to realize deferred tax assets in future periods on a quarterly basis, and when appropriate evidence indicates it would release its valuation allowance accordingly. The determination to provide a valuation allowance is dependent upon the assessment

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and accumulated deficit, the Company provided a full valuation allowance against the U.S. tax assets resulting from the tax losses as of December 31, 2023 and 2022.
Recently Implemented Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. The provisions of ASU 2019-12 include eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance is effective for the reporting period beginning after December 15, 2021, and the interim periods therein. The Company adopted this standard effective January 1, 2022 and the application of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. Based on the Company’s status as a smaller reporting company, the new standard is effective for the Company for fiscal years beginning after December 15, 2022. The Company adopted this standard effective January 1, 2023 and the application of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06 Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) . The objective of the amendments in this ASU is to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The amendments in this ASU reduce the number of accounting models for convertible debt instruments and redeemable convertible preference shares. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. The amendments in the ASU are effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the standard during the quarter ended June 30, 2023, and the impact of the new standard on its consolidated financial statements was immaterial.
Recent Upcoming Accounting Pronouncement
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 – Segment Reporting (Topic 280) (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The amendments in this update require, among other things, that a public company disclose on an annual and interim basis significant segment expense, as well as other segment expenses, that are regularly provided to the CODM. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, early adoption is permitted. The Company is currently evaluating the effect the amendments in ASU 2023-07 will have on its segment disclosures.

In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) (“ASU 2023-09”). ASU 2023-09 improves reporting for income taxes, primarily by requiring disclosure of specific categories in the tax rate reconciliation and providing additional annual information for reconciling items that meet a quantitative threshold. The amendments in ASU 2023-09 also require additional annual information regarding income taxes paid, as well as other additional disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, early adoption is permitted. The Company is currently evaluating the effect the amendments in ASU 2023-09 will have on its tax disclosures.

The FASB issued an ASU that provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance in this ASU is optional and may be elected now through December 31, 2024 as reference rate reform activities occur. We will continue to evaluate the impact of this ASU; however, we currently expect to avail ourselves of such optional expedients and exceptions should our modified contracts meet the required criteria.
Note 3. Acquisitions
Acquisitions of Cornerstone Financial and iPro Realty Network
The Company completed two acquisitions in 2022, both accounted for as business combinations. On January 24, 2022, the Company acquired Cornerstone Financial, a real estate mortgage business in the Washington DC and surrounding markets, for approximately $4.7 million. The purchase price was comprised of $1.1 million in cash consideration and 267,470 shares of common stock with an acquisition date fair value of $3.6 million. Approximately $0.6 million of the cash consideration was due within one year of the acquisition date. On February 8, 2022, the Company acquired iPro Realty Network, a real estate brokerage business in the Utah real estate market, for total consideration of approximately $4.2 million. The purchase price included cash consideration of approximately $1.8 million and 167,824 shares of common stock with an acquisition date fair value of $2.3 million. Approximately $0.1 million of the cash consideration was due within one year of the acquisition date. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition, including mortgage loans held for sale of approximately $3.5 million, lease right of use assets and lease liabilities of approximately $0.6 million, accrued liabilities of approximately $0.4 million and warehouse lines of credit of approximately $3.4 million. The Company recorded finite-lived intangible assets of approximately $3.6 million and goodwill of approximately $4.9 million, prior to the updates to fair values noted below. None of the goodwill relating to the Cornerstone Financial acquisition is expected to be deductible for income tax purposes. Goodwill in the amount of approximately $1.4 million relating to the iPro Realty Network acquisition is expected to be deductible for income tax purposes.
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
Note 4. Goodwill
The Company recorded goodwill in connection with the acquisition of Verus which closed in November 2020 and in connection with the acquisitions of Red Barn, E4:9, LiveBy, Epic and Woodhouse which closed in 2021. These acquisitions have been accounted for using the acquisition method accounting. Under the acquisition method of accounting, the Company allocated the total purchase price to the tangible and identifiable intangible assets acquired, and assumed liabilities based on their estimated fair values as of the acquisition date, as determined by management. The excess of the purchase price over the aggregate fair values of the identifiable assets was recorded as goodwill.
The were no changes in the carrying value of goodwill by segment during 2023 as noted in the table below (amount in thousands):

	Real Estate Brokerage	Mortgage	Technology	Other[1]	Total
Balance at December 31, 2023 and 2022	$2,690	$10,428	$4,168	$8,321	$25,607
(1) Other comprises goodwill not assigned to a reportable segment.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Property and Equipment, Net
Property and equipment, net consisted of the following at the dates indicated (amount in thousands):

	December 31,
	2023	2022
Computers and equipment	$802	$774
Furniture and fixtures	1,263	1,269
Leasehold improvements	1,711	1,711
Total property and equipment	3,776	3,754
Accumulated depreciation	(1,436)	(809)
Total property and equipment, net	$2,340	$2,945
Depreciation expense for property and equipment was approximately $0.6 million for both the years ended December 31, 2023 and 2022.
Note 6. Intangible Assets, Net
Intangible assets, net, consisted of the following at the dates indicated (amount in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$7,956	$(2,058)	$5,898
Software development	14,159	(5,517)	8,642
Customer relationships	8,180	(3,199)	4,981
Agent relationships	6,016	(1,825)	4,191
Know-how	430	(233)	197
	$36,741	$(12,832)	$23,909

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$7,956	$(1,263)	$6,693
Software development	12,349	(3,029)	9,320
Customer relationships	8,180	(2,085)	6,095
Agent relationships	5,856	(988)	4,868
Know-how	430	(147)	283
	$34,771	$(7,512)	$27,259

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, the estimated future amortization expense for definite-lived intangible assets will be (amount in thousands):

Years Ended December 31,
2024	$5,447
2025	5,194
2026	4,558
2027	3,559
2028	2,419
Thereafter	2,732
Total	$23,909
Amortization expense for purchased and capitalized software included in technology and development expense was approximately $2.8 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively.
Note 7. Accrued Liabilities
Accrued liabilities consisted of the following at the dates indicated (amount in thousands):

	December 31, 2023	December 31, 2022
Deferred annual fee	$948	$1,100
Due to sellers	488	857
Accrued compensation	526	884
Other accrued liabilities	719	562
Total accrued liabilities	$2,681	$3,403
Note 8. Warehouse Lines of Credit
Encompass Lending Group (“Encompass”), a wholly owned subsidiary of the Company, utilizes line of credit facilities as a means of temporarily financing mortgage loans pending their sale. The underlying warehouse lines of credit agreements, as described below, contain financial and other debt covenants.
Encompass maintains a master loan warehouse agreement with a bank whereby Encompass borrows funds to finance the origination or purchase of eligible loans. Interest on funds borrowed is equal to the greater of 5.00% or the 30-Day Secured Overnight Financing Rate (SOFR) plus 2.625%. The agreement expires in July 2024. The maximum funding available under these loans at December 31, 2023 and December 31, 2022 was $7.5 million and $15.0 million, respectively. At December 31, 2023 and 2022, the outstanding balance on this warehouse line was approximately $3.5 million and $1.7 million, respectively. As of December 31, 2023, Encompass was in compliance with the debt covenants under this facility.
Encompass discontinued use of a mortgage participation purchase agreement with a bank whereby Encompass borrows funds to finance the origination or purchase of eligible loans. The agreement was discontinued on December 31, 2023 for the facility in the amount of $7.5 million and there was no outstanding balance as of December 31, 2023. Encompass was in compliance at the time of discontinuation of the agreement. At December 31, 2022, the outstanding balance on this warehouse line was approximately $0.8 million.
Encompass had a warehousing credit and security agreement with a bank whereby Encompass borrowed funds to finance the origination of eligible mortgage loans. The agreement expired in September 2023 for the facility in the amount of $7.5 million and there was no outstanding balance as of September 30, 2023. Encompass was in compliance at the time of expiration of the agreement.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Encompass maintains a warehousing credit and security agreement with a bank whereby Encompass borrows funds to finance the origination of eligible mortgage loans. Interest on funds borrowed is equal to the greater of 5.75% or the 1-month CME Term SOFR plus 2.00%. The agreement expires in August 2024. The maximum funding available under these loans at December 31, 2023 was $10 million. At December 31, 2023, there was $4.8 million outstanding balance on this warehouse line. As of December 31, 2023, Encompass was in compliance with debt covenants under this facility.
Note 9. Debt
Long-term debt consisted of the following at the dates indicated (amount in thousands):

	December 31, 2023	December 31, 2022
3.75% Small Business Administration installment loan due May 2050	$117	$151
Convertible note payable, less unamortized costs $129	3,372	—
Director and Officer (D&O) insurance policy promissory note[1]	179	246
Executive and Officer (E&O) insurance policy promissory note[2]	215	296
Total debt	3,883	693
Long-term debt, current portion	(416)	(564)
Long-term debt, net of current portion	$3,467	$129
(1) The 2023 D&O note carries a 6.85% interest rate and is payable quarterly with the last quarterly payment due in July 2024. The 2022 D&O note carried a 6.0% interest rate and final payment was made in April 2023.
(2) The October 2023 E&O note carries 13.50% interest rate and is payable monthly with the last monthly payment being due in August 2024. The October 2022 E&O note carried a 9.0% interest rate and final payment was made in August 2023.
Debt maturities and principal amortization of our consolidated existing debt as of December 31, 2023 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2024	$394
2025	3,372
2026	—
2027	—
2028	—
Thereafter	117
Total	$3,883

Notes Payable

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

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:
•Agreed prices from Interest Rate Lock Commitments (“IRLC”);
•Trading prices for derivative hedges; and
•Closing prices at December 31, 2023 for derivative hedges.
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, respectively (amount in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$8,602	$—	$8,602
Derivative assets	—	—	32	32
Derivative liabilities	—	—	(52)	(52)
	$—	$8,602	$(20)	$8,582

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$3,694	$—	$3,694
Derivative assets	—	—	7	7
	$—	$3,694	$7	$3,701
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
Note 11. Stockholders’ Equity
On March 10, 2022, the Company’s Board of Directors authorized an expenditure of up to $10 million for the repurchase of shares of the Company’s common stock. The share repurchase program does not have a fixed expiration. Under the program, repurchases can be made from time-to-time using a variety of methods, including open market transactions, privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended or discontinued at any time at the Company’s discretion. During the year ended December 31, 2022, the Company reacquired 686,097 shares for approximately $6.0 million. There were no equity repurchases during the year ended December 31, 2023. The approximate dollar value of shares that may yet be purchased pursuant to the repurchase program is $4.0 million.
During the year ended December 31, 2022, the Company issued shares of common stock as part of the purchase consideration in connection with the acquisitions of iPro and Cornerstone. Refer to Note 3 for additional information about these acquisitions and the shares of common stock issued.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company has an outstanding equity-classified warrant issued to an underwriter in August 2020 (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant is exercisable at a per share exercise price of $11.00 and is exercisable at any time through August 4, 2025. As of December 31, 2023, no portion of the Underwriter Warrant has been exercised or expired.
During the year ended December 31, 2023, the Company completed an offering of common stock, which resulted in the issuance and sale by the Company of 2,450,000 shares of common stock, at a public offering price of $2.00 per share, generating gross proceeds of $4.9 million, of which the Company received approximately $4.2 million, after deducting underwriting discounts and other offering costs.

Note 12. Share-based Compensation
The Company’s 2017 Stock Plan (the “2017 Plan”) provides for granting stock options and restricted stock awards to employees, directors, contractors and consultants of the Company. A total of 3,182,335 shares of common stock are authorized to be issued pursuant to the 2017 Plan. As of December 31, 2023, there were 2,739,261 shares available for future grants under the 2017 Plan. The Company has not since August 2019 granted, and in the future does not intend to grant, awards under the 2017 Stock Plan.
The Company’s 2019 Omnibus Stock Incentive Plan (the “2019 Plan”) provides for granting stock options and restricted stock awards to employees, directors, contractors and consultants of the Company. During 2023 and 2022, the Company amended the 2019 Plan by adding an additional 1.7 million and 2 million of shares authorized to be issued, respectively. A total of 5,760,778 shares of common stock are authorized to be issued pursuant to the 2019 Plan. As of December 31, 2023, there were 835,951 shares available for future grants under the 2019 Plan.
Restricted Stock Awards

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	717,097	$11.02
Granted	1,097,045	8.72
Vested	(302,869)	(13.12)
Forfeited	(136,128)	(15.88)
Nonvested at December 31, 2022	1,375,145	$14.23
Granted	829,335	4.42
Vested	(323,654)	(12.15)
Forfeited	(114,409)	(14.23)
Nonvested at December 31, 2023	1,766,417	$10.01
At December 31, 2023, the total unrecognized compensation related to unvested restricted stock awards granted was $4.4 million which the Company expects to recognize over a period of approximately 7 months.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	—	$—
Granted	392,564	6.58
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2022	392,564	$6.58
Granted	2,004,147	4.67
Vested	(31,321)	(7.04)
Forfeited	(174,093)	(5.10)
Nonvested at December 31, 2023	2,191,297	$4.94
During 2022, the Company commenced granting restricted stock units to employees and agents.
At December 31, 2023, the total unrecognized compensation related to unvested restricted stock units was granted was $6.3 million which the Company expects to recognize over a period of approximately one year.
Stock Option Awards
A summary of stock option activity under the 2017 and 2019 Plans are as follows:

Stock Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2021	43,996	$20.46	8.5	$510
Granted	103,711	8.22	9.67	—
Exercised	—	—	—	—
Balance at December 31, 2022	147,707	$11.87	9.32	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Balance at December 31, 2023	147,707	$11.87	9.32	—
Options exercisable at December 31, 2023	147,707	$11.87	9.32	$—
The weighted-average grant-date fair value of options granted during the year ended December 31, 2022 was $8.22 There were no options granted in the year ended December 31, 2023. At December 31, 2023, all stock option awards were vested and all related compensation expense had been recognized.
Stock based compensation related to the Company’s 2019 Plan is reported within the consolidated statement of operations as follows (amount in thousands):

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2023	2022
Commission and other agent-related cost	$3,934	$2,920
Operations and support	614	609
Technology and development	185	79
General and administrative	7,857	5,334
Marketing	404	189
Total stock-based compensation	$12,994	$9,131
The Company capitalized $0 and $0.2 million of stock-based compensation expense associated with the cost of developing software for internal use during the years ended December 31, 2023 and 2022, respectively.
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
Lease Costs
The table below presents certain information related to the lease costs for the Company’s operating leases for the periods indicated (amount in thousands):

	Year Ended December 31,
	2023	2022
Operating lease expense	$1,663	$1,856
Short-term lease expense	701	550
Total lease cost	$2,364	$2,406

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Lease Position as of December 31, 2023 and 2022
Right of use lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows (amount in thousands):

	December 31,
	2023	2022
Assets
Lease right of use assets	$4,150	$7,363
Total lease assets	$4,150	$7,363

Liabilities
Current liabilities:
Lease liability - current portion	$1,504	$1,609
Noncurrent liabilities:
Lease liability, net of current portion	3,824	5,241
Total lease liability	$5,328	$6,850
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of:

	December 31,
	2023	2022
Weighted average remaining lease term (in years) - operating leases	3.9	4.7
Weighted average discount rate - operating leases	6.33%	6.19%
Future Minimum Lease Payments
Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2023, for the following five fiscal years and thereafter were as follows (amount in thousands):

Years Ended December 31,	Operating Leases
2024	$1,785
2025	1,479
2026	1,066
2027	969
2028	709
2028 and thereafter	—
Total Minimum Lease Payments	6,008
Less effects of discounting	(680)
Present value of future minimum lease payments	$5,328
Note 14. Related Party Transactions
We lease office space from entities affiliated with certain of our employees. We paid $0.4 million and $0.5 million in total rent expense under these leases for the year ended December 31, 2023 and 2022, respectively.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Included in marketing expense for each of the years ended December 31, 2023 and 2022 was approximately $0.4 million and $0.5 million from related parties in exchange for the Company receiving marketing services, respectively.
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
The calculation of basic and diluted net loss per share attributable to common stock was as follows (amount in thousands except share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss attributable to common stock—basic and diluted	$(23,981)	$(27,626)
Denominator:
Weighted- average basic and diluted shares outstanding	16,265,993	16,001,367

Net loss per share attributable to common stock—basic and diluted	$(1.47)	$(1.73)
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive.

	Year Ended December 31,
	2023	2022
Stock options	147,707	147,707
Non-vested restricted stock awards	1,766,417	1,375,145
Non-vested restricted stock units	2,191,297	392,564
Common stock warrants	240,100	240,100

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 16. Income Taxes
The provision for income taxes consists of the following (amount in thousands):

	December 31,
	2023	2022
Current provision:
Federal	$—	$—
State	63	22
Total current	63	22
Deferred expense (benefit):
Federal	135	40
State	(50)	(116)
Total deferred	85	(76)
Income tax expense (benefit)	$148	$(54)
A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate consists of the following (amount in thousands):

	For the Years Ended December 31,
	2023		2022
Provision for federal income taxes at statutory rates	$(5,006)	21%	$(5,822)	21%
Provision for state income taxes, net of federal benefit	(388)	2%	(505)	2%
Change in valuation allowance	4,785	(20)%	6,274	(23)%
Nondeductible expenses	10	—%	6	—%
Return to provision adjustments	737	(3)%	—	—%
Other	10	—%	(7)	—%
Income tax expense (benefit)	$148	—%	$(54)	—%
Effective Tax Rate	0.6%		0.2%

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The tax effects of the temporary differences and carryforwards that give rise to the deferred tax assets consist of the following (amount in thousands):

	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforward	$11,376	$9,383
Property and equipment	112	—
Reserves	134	94
Share based compensation	3,963	2,270
Interest expense carryforward	60	18
Research and development credits	35	35
Lease liability	1,228	1,566
Basis in partnership	2	2
Charitable contributions carryover	36	28
Total deferred tax assets	16,946	13,396
Deferred tax liabilities
Property and equipment	—	(54)
Intangibles	(2,693)	(3,247)
Internally developed software	(499)	(692)
Unrealized gain/loss	—	(29)
Right-of-Use assets	(956)	(1,259)
Prepaid expenses	(269)	(287)
Total deferred tax liabilities	(4,417)	(5,568)
Valuation allowance	(12,911)	(8,125)
Deferred tax liability, net	$(382)	$(297)
As of December 31, 2023, and December 31, 2022, the Company had federal net operating loss carryforwards of approximately $49.4 million and $40.8 million and state net operating loss carryforwards of approximately $26.0 million and $20.8 million, respectively. Federal net operating losses in the amount of $48.4 million carryforward indefinitely; the remainder are subject to expiration beginning in 2035. State net operating losses will begin to expire if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.
The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The adoption of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the years ended December 31, 2023 and 2022. Due to the Company's carryforward of net operating losses the statute of limitations remains open subsequent to and including the year ended December 31, 2015.
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

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Key operating data for the reportable segments for the years ended December 31, 2023 and 2022 and are set forth in the tables below (amount in thousands). The Company has included the results of the acquisitions from the acquisition date.

	Year Ended December 31,
Revenue	2023	2022
Real Estate Brokerage	$325,405	$390,616
Mortgage	7,251	9,637
Technology	3,172	2,709
Corporate and other services (a)	9,398	10,002
Total revenue	$345,226	$412,964

	Year Ended December 31,
Adjusted EBITDA	2023	2022
Real Estate Brokerage	$5,674	$2,025
Mortgage	(1,866)	(2,902)
Technology	(1,644)	(1,440)
Total Segment Adjusted EBITDA	2,164	(2,317)
Corporate and other services (a)	(6,275)	(9,910)
Total Company Adjusted EBITDA	(4,111)	(12,227)
Depreciation and amortization	(5,947)	(5,346)
Other expense (income), net	(580)	(903)
Income tax expense (benefit)	(148)	54
Stock based compensation	(12,994)	(9,131)
Other non-cash items and transactions costs	(201)	(73)
Net loss	$(23,981)	$(27,626)
_________________________________________
(a)Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and other services line.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 18. Commitments and Contingencies
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
As previously reported by us in a Current Report on Form 8-K filed on November 28, 2023, we have been named as a defendant in a purported class action complaint in the United States District Court for the Eastern District of Texas Sherman Division, filed on November 13, 2023, by plaintiffs QJ Team, LLC and Five Points Holdings, LLC, individually and on behalf of all other persons similarly situated. A second purported class action complaint was filed on December 14, 2023, by plaintiffs Julie Martin, Mark Adams and Adelaida Matta in the same court, naming us as a defendant along with others, many of whom are also named in the first lawsuit. These lawsuits are purportedly brought on behalf of a class consisting of all persons who listed properties on a Multiple Listing Service in Texas (the “MLS) using a listing agent or broker affiliated with one of the defendants named in the lawsuits and paid a buyer broker commission beginning on November 13, 2019. The lawsuits allege unlawful conspiracy in violation of federal antitrust law and, against certain defendants (but not us) deceptive trade practices under the Texas Deceptive Trade Practices Act. Given the breadth of the residential real estate industry and the volume of participants in the residential real estate industry in Texas and the rest of the United States, we expect additional lawsuits to be filed, although no additional cases filed to date have named us as a defendant.

Though we intend to vigorously defend ourselves as we believe the lawsuits are particularly without merit with respect to us because of our flat fee business model, we cannot predict with certainty the cost of our defense, the cost of prosecution, insurance coverage, or the ultimate outcome of the lawsuits and any others that might be filed in the future, including remedies or damage awards. Adverse results in such litigation might harm our business and financial condition. Moreover, defending these lawsuits, regardless of their merits, could entail substantial expense and require the time and attention of our key management personnel.

Assets in Escrow

In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheet at December 31, 2023, consistent with GAAP and industry practice. The balances amounted to $1.4 million and $1.8 million at December 31, 2023 and 2022, respectively.
Encompass Net Worth Requirements
In order to maintain approval from the U.S. Department of Housing and Urban Development to operate as a Title II non-supervised mortgagee, our indirect subsidiary Encompass Lending Group is required to maintain adjusted net worth of $1,000,000 and must maintain liquid assets (cash, cash equivalents, or readily convertible instruments) of 20% of the required net worth. As of December 31, 2023, Encompass had adjusted net worth of approximately $2.4 million and liquid assets of $2.6 million.
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

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Note 19. Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to December 31, 2023, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these consolidated financial statements and related notes, the Company has determined that there are no material subsequent events that would require recognition or disclosure.

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
As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our principal executive officer, our principal financial officer, and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2023, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective.
Based on his evaluation, our Chief Executive Officer, who is also our Chief Financial Officer, concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer, who is also our President, and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (the “2013 Framework”).
Based on this evaluation under the 2013 Framework, our Chief Executive Officer, President, and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of December 31, 2023. Based on this evaluation under the 2013 Framework, our Chief Executive Officer, who is also our President and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Trading Arrangements

Except as described below, during the quarter ended December 31, 2023, none of our directors or officers (as defined in rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

A substantial portion of the compensation of our executive officers is awarded in the form of equity awards, which consist of restricted stock units and restricted stock awards. All of these awards vest based on continued service to the Company and over a vesting schedule. We believe equity-based compensation provides our executive officers with a direct interest in our long-term performance and creates an ownership culture that aligns interests between our executive officers and our stockholders. Following delivery of shares of our common stock under such equity awards, once any applicable time have been met, our executive officers from time to time may engage in the open-market sale of some of those shares for reasons such as satisfying vesting related income tax requirements, investment diversification, or other personal reasons.

Transactions in our securities by our directors and officers are required to be made in accordance with our Insider Trading Policy, which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in a company’s securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information. Our Insider Trading Policy permits our directors and officers to enter into trading plans designed to comply with Rule 10b5-1.

During the three months ended December 31, 2023, a written trading plan (the “Trading Plan”) was adopted on December 15, 2023 by Marco Fregenal, our Chief Executive Officer, President, and Chief Financial Officer. The Trading Plan consists of the sale of 165,563 shares and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan’s maximum duration is until October 11, 2024, and the first trade will not occur until April 9, 2024, at the earliest. The Trading Plan is intended to cover the income tax obligations related to already issued restricted stock awards scheduled to vest in the year ended December 31, 2024. As such, Mr. Fregenal will sell only enough shares to cover these income tax burdens and intends to retain all of the remaining shares under the restricted stock awards.
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
(a)The following documents are filed as part of this report:
(1)Financial Statements
The financial statements and report of the independent registered public accounting firm are filed as part of this Report (see “Index to Consolidated Financial Statements” at Item 8).
(2)Financial Statement Schedules
The financial statements schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(b)Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated November 4, 2020, by and among Fathom Holdings Inc., Verus Title Inc., and the sellers named therein.*	8-K	—	2.1	November 5, 2020

2.2	Agreement and Plan of Merger, dated April 7, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub C, Inc., LiveBy, Inc., the stockholders of LiveBy part hereto and Cory Scott, as stockholder representative. *	8-K	—	2.1	April 9, 2021

2.3	Agreement and Plan of Merger, dated April 13, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub A, Inc., Fathom Merger Sub B, LLC, E4:9 Holdings, Inc., the stockholders named therein and Paul S. Marsh, as stockholder representative. *	8-K	—	2.1	April 14, 2021

3.1	Restated Articles of Incorporation of Fathom Holdings Inc.	S-1	333-235972	3.1	January 17, 2020

3.1.1	Articles of Amendment to the Restated Articles of Incorporation of Fathom Holdings Inc., effective July 27, 2020.	8-K	—	3.1	August 4, 2020

3.2	Second Amended and Restated Bylaws of Fathom Holdings Inc.	S-1/A	333-235972	3.2	July 16, 2020

4.1	Underwriter Warrant issued August 4, 2020.	8-K	—	4.1	August 4, 2020

4.2	Description of Securities.	10-K	—	4.2	March 24, 2021

4.3	Form of Senior Secured Convertible Promissory Note	8-K	—	4.1	April 14, 2023

10.1	Fathom Holdings Inc. 2017 Stock Plan. #	8-K	—	10.1	August 4, 2020

10.2	Fathom Ventures, Inc. 2017 Stock Plan Form of Restricted Stock Award Agreement. #	S-1	333-235972	10.2	January 17, 2020

10.3	Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.2	August 4, 2020

10.3.1	Amendment to Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K		10.1	October 20, 2021

10.3.2	Amendment to The Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan #	8-K		10.1	October 31, 2022

10.3.3	Third Amendment to the Company's 2019 Omnibus Stock Incentive Plan #	8-K		10.1	August 28, 2023

10.4	Form of Fathom Agent Agreement. #	S-1	333-235972	10.7	January 17, 2020

10.5	Commercial Lease Agreement, dated October 12, 2015, by and between Powell Commonwealth Associates, LLC and Fathom Realty, LLC.	S-1	333-235972	10.8	January 17, 2020

10.6	Commercial Lease Agreement, entered into on November 21, 2017, by and between King Commercial Properties, LLC and Fathom Realty, LLC.	S-1	333-235972	10.9	January 17, 2020

10.7	Lease Agreement, dated October 1, 2015, by and between Henderson & Murphy LLC and Fathom Realty Holdings, LLC.	S-1	333-235972	10.10	January 17, 2020

10.8	Form of Securities Purchase Agreement	8-K		10.1	April 14, 2023

10.9	Form of Security Agreement	8-K		10.2	April 14, 2023

10.1	For of Subsidiary Guarantee	8-K		10.3	April 14, 2023

16.1	Letter dated June 8, 2021 regarding change in certifying accountant.	8-K	—	16.1	June 11, 2021

21.1	Fathom Holdings Inc. Subsidiaries.	—	—	—	Filed herewith

23.1	Consent of Deloitte & Touche LLP.	—	—	—	Filed herewith

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

99.7	Compensation Clawback Policy, dated November 30, 2023	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File, formatted in inline XBRL (included in Exhibit 101).	—	—	—	Filed herewith
_________________________________________
*The schedules to these exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any schedule omitted from the exhibits to the SEC upon request.
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

FATHOM HOLDINGS INC.

Date: March 19, 2024	By:	/s/ Marco Fregenal
Marco Fregenal
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marco Fregenal	President and Chief Executive Officer, Director	March 19, 2024
Marco Fregenal	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Scott Flanders	Director, Chair of the Board of Directors	March 19, 2024
Scott Flanders

/s/ Ravila Gupta	Director	March 19, 2024
Ravila Gupta

/s/ David Hood	Director	March 19, 2024
David Hood

/s/ Stephen Murray	Director	March 19, 2024
Stephen Murray

/s/ Glenn Sampson	Director	March 19, 2024
Glenn Sampson

/s/ Jennifer Venable	Director	March 19, 2024
Jennifer Venable