Form 10-K/A
period 2023-12-31
Fathom Holdings Inc.
filed 2024-04-29
CIK 1753162

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

Based on the registrant’s closing price of $7.14 as quoted on the NASDAQ Capital Market on June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $66,327,887. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 19, 2024, there were approximately 20,776,292 shares of the registrant’s common stock outstanding.

Audit Firm Id	Auditor Name:	Auditor Location:
34	Deloitte & Touche LLP	Raleigh, North Carolina

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Fathom Holdings Inc. (the “Company, “Fathom,” “we,” “us” or “our”) for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 19, 2024 (the “Original 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K. At the time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2024 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company will not file the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required.

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

Fathom Holdings Inc.

FORM 10-K/A

December 31, 2023

TABLE OF CONTENTS

Page

PART III	2

Item 10. Directors, Executive Officers and Corporate Governance	2

Item 11. Executive Compensation	7

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11

Item 13. Certain Relationships and Related Transactions, and Director Independence	13

Item 14. Principal Accountant Fees and Services	14

PART IV	16

Item 15. Exhibits and Financial Statement Schedules	16

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The Board currently consists of seven members, each of which serves for a one-year term or until a successor has been elected and qualified. Any vacancy caused by the cessation of a director’s service and any additional directorship resulting from an increase in the number of directors may be filled by the directors then in office or the shareholders (as provided in our bylaws). A director elected by the Board to fill a vacancy, including vacancies created by an increase in the number of directors, shall serve for the remainder of the year term and until the director’s successor is duly elected and qualified.

The name of and certain information regarding each current director as of April 15, 2024, is set forth below. This information is based on data furnished to us by the directors. The business address for each director for matters regarding our Company is 2000 Regency Parkway Drive, Suite 300, Cary, North Carolina 27518.

Name	Age	Director Since	Position with Fathom
Marco Fregenal	60	2019	Chief Executive Officer and Chief Financial Officer, President, Director
Scott N. Flanders	67	2022	Chairman, Director
Ravila Gupta	61	2021	Director
David Hood	62	2019	Director
Stephen Murray	70	2023	Director
Glenn Sampson	83	2019	Director
Jennifer Venable	53	2019	Director

Marco Fregenal

Marco Fregenal has been our Chief Executive Officer since November 2023, our President since 2018 and our Chief Financial Officer since 2012. Prior to this, Mr. Fregenal served as our Chief Operating Officer and Chief Financial Officer from May 2012 through December 2017. Prior to joining our Company, Mr. Fregenal served as Chief Operating Officer and Chief Financial Officer of EvoApp Inc, a provider of social media business intelligence, from 2009 to 2012. He was also the Chief Executive Officer and Chief Financial officer of Carpio Solutions, an information technology solutions company, from 2007 to 2009. Mr. Fregenal received a B.S. in economics from Rutgers University and a Masters in Econometrics and Operations Research from Monmouth University.

We believe Mr. Fregenal’s extensive financial, technology and leadership experience, his knowledge of our operations and oversight of our business qualify him to serve as one of our directors.

Scott N. Flanders

Scott Flanders has been independent Chair of our Board since November 2023. He served as Chief Executive Officer of eHealth, Inc. (Nasdaq: EHTH) from May 2016 to October 2021, including as a member of its board of directors from February 2008 to October 2021. From July 2009 to May 2016, he served as Chief Executive Officer of Playboy Enterprises, Inc., including as a member of its board of directors from July 2009 to December 2019. From January 2006 to June 2009, Mr. Flanders served as the President and Chief Executive Officer of Freedom Communications, Inc., including as a member of its board of directors from 2001 to 2009. From September 1999 to July 2005, he served as Chairman and Chief Executive Officer of Columbia House Company, which was acquired by Bertelsmann AG in July 2005. Mr. Flanders also currently serves on the board of directors of Deepwell, Inc., 890 5th Avenue Partners, Inc., 200 Park Avenue Partners, LLC, and Fellow, Inc., a medical diagnostics business. He is also Chairman of the board of DMS Inc, a digital performance marketing provider, as well as a member of the investment committee of Flume Ventures, a venture capital fund based in Nevada. Mr. Flanders received a B.A. degree in economics from the University of Colorado and a J.D. from Indiana University. He is also a Certified Public Accountant.

We believe that Mr. Flanders’s executive management and operations expertise, and background in law and accounting, qualifies him to serve as one of our directors.

Ravila Gupta

Ravila Gupta has over 14 years of executive experience in corporate managerial roles. Since April 2020, Ms. Gupta has served as President and Chief Executive Officer of Bagchi Group, Inc., a private company providing business strategy, financial services, and board and executive coaching support to businesses. From April 2017 to April 2020, Ms. Gupta served as President and Chief Executive Officer of Council for Entrepreneurial Development, a non-profit organization dedicated to the development of entrepreneurs and their businesses, and from July 2012 to April 2017, Ms. Gupta served as President of Umicore USA Inc, a global materials technology and recycling group. Ms. Gupta currently serves on the boards of Marsh Furniture Company, a cabinetry manufacturer, and Biscuitville Fresh Southern, a breakfast restaurant chain. Ms. Gupta also currently serves in an advisory board role at Primo Partners LLC, a real estate and Ben & Jerry’s franchise development company, and previously served in an advisory role from October 2019 to December 2020 at Bennett Aerospace, Inc., an engineering and development company. Ms. Gupta received a B.E. and a M.E. from McGill University. She received her J.D. from North Carolina Central University.

We believe that Ms. Gupta’s background in executive management and entrepreneurial companies qualifies her to serve as one of our directors.

David C. Hood

David Hood served as audit partner at Ernst & Young LLP in Raleigh from 2005 until his retirement in 2015. Prior to that, Mr. Hood was the Vice President, Finance at Quintiles Americas, currently known as IQVIA Holdings Inc, a leading global provider of contract research services, from 1993 to 2000, where he helped take the company public. Mr. Hood received a B.S. in accounting from Guilford College and is a Certified Public Accountant.

We believe Mr. Hood’s experience in financial, accounting and auditing matters, as well as taking organizations public, capital raises, and mergers and acquisitions, qualify him to serve as one of our directors.

Stephen H. Murray

Stephen Murray has served as a senior advisor to HW Media, from December 2020 to present. He has been a co-founder, partner and senior advisor at REAL Trends Consulting, Inc., from 1987 to present. From 1987 to 2020, he was a co-founder and served as President of REAL Trends, Inc., the nation’s leading trends newsletter that reaches over 54,000 readers each week and covers trends, events and strategies affecting the brokerage industry primarily in North America. REAL Trends, Inc. also hosts the annual REAL Trends Gathering of Eagles conference attended by 300 real estate industry CEOs . From 1994 to 2018, Mr. Murray published five periodicals on mergers and valuations, “A Guide to Mergers, Acquisitions and Roll-Ins,” “Valuing a Residential Real Estate Brokerage,” “Valuing a Residential Realty Firm,” “Valuing a Residential Realty Firm, ” and “Valuing Small to Medium Sized Realty Firms in 2018.” From May 1, 1992 to February 28, 1993, Mr. Murray served as the founder of InterAsset Group Inc. From 2003 to present, Mr. Murray has testified as an expert witness on industry practices. Mr. Murray received his BBA in 1975 from Marshall University.

We believe Mr. Murray’s more than three decades in executive management and advisory positions in the real estate industry qualify him to serve as one of our directors

Glenn A. Sampson

Glenn Sampson served in various positions at Exxon Mobil Corporation from 1965 until his retirement in 2000, with his most recent position being Manager, Data Management, in the Controller’s Department. Since retirement he has served in various volunteer roles. Mr. Sampson received his B.S. from Stanford University and a M.B.A. from Northwestern University. Mr. Sampson is the father-in-law of Joshua Harley, and he was one of our earliest investors.

We believe Mr. Sampson’s more than five decades of general and financial management experience qualify him to serve as one of our directors.

Jennifer B. Venable

Jennifer Venable has served from April 2013 to the present as Vice President and General Counsel at Capitol Broadcasting Company, Inc. From September 2009 to April 2013, Ms. Venable was General Counsel at Alfresco Software, Inc. Prior to that, Ms. Venable served as Commercial Counsel and as Senior Partner Manager of Red Hat, Inc. from September 2002 to July 2009 and as in-house counsel for an internet start-up and in private practice. Ms. Venable received her B.A. in Government and Sociology from The College of William and Mary and her J.D. from The University of North Carolina at Chapel Hill.

We believe Ms. Venable’s experience with complex legal issues, corporate governance, international business, and project management qualify her to serve as one of our directors.

Executive Officers

The information required by this Item concerning our executive officers is set forth at the end of Part I, Item 1 of the Original 10-K.

Committees of the Board of Directors

In August 2019, our Board adopted written charters for each of its permanent committees, all of which are available under the Investors—Corporate Governance section of our website at FathomRealty.com. The following table provides membership information of our directors on each committee of our Board as of April 15, 2024.

	Audit Committee	Compensation Committee	Nominating & Governance Committee
Scott N. Flanders
Marco Fregenal
Ravila Gupta
David Hood
Stephen Murray
Glenn Sampson
Jennifer Venable

= Committee Chair

= Member

Audit Committee

Our audit committee consists of Mr. Hood (Chair) and Mses. Gupta and Venable. Each of them satisfies the independence requirements of Rules 5605(a)(2) and 5605(c)(2) of the NASDAQ Stock Market listing rules and Section 10A(m)(13) of the Exchange Act. Our audit committee met seven times during 2023. Our audit committee is responsible for, among other things:

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

Compensation Committee

Our compensation committee consists of Ms. Gupta (Chair), Messrs. Flanders, Hood and Murray, each of whom satisfy the independence requirements of Rules 5605(a)(2) and 5605(d)(2) of the NASDAQ Stock Market listing rules. Our compensation committee met one time during 2023. Our compensation committee is responsible for, among other things:

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

Nominating and Governance Committee

Our nominating and governance committee consists of Mses. Venable (Chair) and Gupta and Mr. Murray. Each of them satisfies the independence requirements of Rule 5605(a)(2) of the NASDAQ Stock Market listing rules. Our nominating and governance committee met two times during 2023. It is responsible for, among other things:

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

Family Relationships

There is no family relationship between any director, executive officer or person nominated to become a director or executive officer of our Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our common stock or other equity securities to file with the SEC certain reports of ownership and reports of changes in ownership of our securities. Executive officers, directors, and shareholders who hold more than 10% of our outstanding registered common stock are required by the SEC to furnish us with copies of all required forms filed under Section 16(a). Based solely on a review of this information and written representations from these persons that no other reports were required, we believe that, during the prior fiscal year all of our executive officers, directors, and 10% shareholders complied with the filing requirements of Section 16(a) of the Exchange Act, except for the following: 10% stockholder and former CEO and director Joshua Harley, who filed a Form 4 on May 2, 2023, to report the June 30, 2022 grant to him of 31,888 shares of the company’s common stock, the September 30, 2022 grant to him of 47,170 shares of the Company’s common stock, the January 1, 2023 grant to him of 58,140 shares of the Company’s common stock and the March 31, 2023 grant to him of 58,824 shares of the Company’s common stock; and Marco Fregenal, who filed a Form 4 on May 1, 2023, to report the June 30, 2022 grant to him of 15,944 shares of the Company’s common stock, the July 1, 2022 grant to him of 25,000 shares of the Company’s common stock, the September 30, 2022 grant to him of 23,585 shares of the Company’s common stock, the January 1, 2023 grants to him of 122,904 shares and 52,147 shares of the Company’s common stock, the March 31, 2023 grant to him of 29,412 shares of the Company’s common stock and the March 31, 2023 grant to his wife of 1,765 shares of the Company’s common stock.

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

Trading Arrangements

Information regarding trading arrangements was included in the Original 10-K under Item 9B.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2023 and 2022, compensation awarded to, or earned by, anyone serving as principal executive officer during the most recently completed fiscal year and our next two most highly compensated executive officers who were serving as executive officers during the year ended December 31, 2023 (the “Named Executive Officers”).

Our Named Executive Officers for these purposes were:

•	Marco Fregenal, Chief Executive Officer (from November 2023), Chief Financial Officer, and President;

•	Samantha Giuggio, Chief Broker Operations Officer; and

•	Joshua Harley, Chairman and Chief Executive Officer, until his resignation from those roles effective in November 2023.

Name and Principal Position	Year	Salary(1)		Cash Bonus		Stock Awards(2)		All Other Compensation		Total
Marco Fregenal	2023	$264,615	(3)	$-	(4)	$1,824,988	(3)(4)	$14,464	(5)	$2,104,067
Chief Executive Officer, Chief Financial Officer and Principal Executive Officer and Principal Financial Officer	2022	$383,846	(3)	$-	(4)	$1,027,777	(3)(4)	$15,900	(5)	$1,411,623
Samantha Giuggio	2023	$260,087	(6)	$-		$167,763	(6) (7)	$27,340	(8)	$455,190
Chief Broker Operations Officer	2022	$265,481	(6)	$-		$219,227	(6) (7)	$14,027	(8)	$498,735
Joshua Harley	2023	$500,000		$-		$1,712,754		$13,852	(9)	$2,226,606
Former Chief Executive Officer, Principal Executive Officer	2022	$500,000		$442,000		$1,000,007		$18,000	(9)	$1,960,007

(1)	Reflects base salary earned during the fiscal year covered.

(2)	Represents the aggregate grant date fair value of restricted stock awards and restricted stock unit awards computed in accordance with ASC 718, Compensation — Stock Compensation.

(3)	During 2023, Mr. Fregenal voluntarily reduced his base cash salary of $500,000 from January through mid-July and for November and December and elected to receive the balance of his base salary in restricted stock awards. During 2022, Mr. Fregenal voluntarily reduced his base cash salary of $500,000 in the third and fourth quarter and elected to receive the balance of his base salary in restricted stock awards. The aggregate amount of restricted stock awards were issued at a 10.0% premium to the amount of reduced cash compensation.

(4)	During 2023 and 2022, Mr. Fregenal voluntarily received the value of his cash bonus in restricted stock unit awards and restricted stock awards, respectively.

(5)	During 2023, includes $13,852 in medical insurance premiums and $612 attributable to use of a Company automobile. During 2022, includes $15,900 attributable to an automobile allowance.

(6)	During 2023, Ms. Giuggio voluntarily reduced her base cash salary of $275,000 from January through mid-May and from mid-November through December and elected to receive the balance of her base salary in restricted stock awards. During 2022, Ms. Giuggio voluntarily reduced her base cash salary of $275,000 in the third and fourth quarter and elected to receive the balance of her base salary in restricted stock awards. The aggregate amount of restricted stock awards were issued at a 10.0% premium to the amount of reduced cash compensation.

(8)	During 2023, includes $13,488 attributable to an automobile allowance and $13,852 in medical insurance premiums. During 2022, includes $14,027 attributable to an automobile allowance.

(9)	During 2023, includes $13,852 in medical insurance premiums. During 2022, includes $18,000 attributable to an automobile allowance.

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

Annual Base Salary

Base salaries for our Named Executive Officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent. The following table presents the annual base salaries for each of our Named Executive Officers for 2023, as determined by the non-employee members of the Board.

Name	2023 Base Salary
Marco Fregenal	$500,000
Samantha Giuggio	$275,000
Joshua Harley	$500,000

As noted in the previous table, in connection with the Company’s strategic cost cutting measures, Mr. Fregenal and Ms. Giuggio, in addition to certain other members of management, each volunteered for base salary reductions for certain time periods during 2023 and elected to receive the balance of their respective base salary in restricted stock awards.

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

Other Compensation

Our Named Executive Officers did not participate in, or otherwise receive any benefits under, any pension or deferred compensation plan sponsored by us during 2023 or 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table shows for the fiscal year ended December 31, 2023, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers.

Name	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Marco Fregenal	448,127	(1)	1,608,776	(2)

Samantha Giuggio	31,864	(3)	$114,392	(2)

Joshua Harley	404,030	(4)	$1,450,468	(2)

(1)	Of these shares, 207,280 are restricted and vest in full on May 31, 2024, 2,213 shares are restricted and vest in full on July 2, 2024, 29,412 shares are restricted and vest in full on August 30, 2024, 175,000 units are restricted and vest in full on September 10, 2024, 9,222 shares are restricted and vest in full on December 1, 2024, 25,000 are restricted and vest in full on January 1, 2025.

(2)	Based on $3.59 per share which was the closing price of our common stock on December 29, 2023, the last trading day of that fiscal year.

(3)	Of these shares, 30 shares are restricted and vest in full on July 1, 2024, 565 shares are restricted and vest in full on December 31, 2024, 2,248 shares are restricted and vest in full on December 31, 2024, and 29,021 shares are restricted and vest in full on March 30, 2025.

(4)	Of these shares, 58,140 shares are restricted and vest in full on May, 31, 2024, 43,600 shares are restricted and vest in full on July 2, 2024, 58,824 shares are restricted and vest in full on August 30, 2024, 225,000 units are restricted and vest in full on September 10, 2024, and 18.466 shares are restricted and vest in full on December 1, 2024.

Director Compensation

Our directors who are employed by us do not receive any additional compensation for serving on our Board, and our non-employee directors receive cash and equity compensation as described below.

During our fiscal year ended December 31, 2023, each non-employee director received an annual retainer of $50,000 per year in cash compensation, as well as $100,000 in one-year time-vesting restricted stock awards. In addition, we paid the audit, compensation, and nominating and governance committee chairs the following cash fees for serving in such position:

Board Chair

In January, 2024 our Compensation Committee approved annual fees for the independent Chair of the Board of $85,000 effective in November 2023

Compensation Committee Chair

$15,000 per year in cash, paid quarterly

Audit Committee Chair

$30,000 per year in cash, paid quarterly

Nominating and Governance Chair

$15,000 per year in cash, paid quarterly

We cover the travel costs for Board members to attend four in-person Board meetings a year, or any additional in-person Board meetings duly called.

The following table sets forth the total compensation earned by each of our non-employee directors serving in 2023.

Name(4)	Fees Earned ($)	Restricted Stock Awards ($)(1)(2)(3)	Total ($)
Scott N. Flanders	$60,938	$100,000	$160,938
Ravila Gupta	$50,000	$100,000	$150,000
David C. Hood	$76,250	$100,000	$176,250
Stephen Murray	$31,250	$100,000	$131,250
Glenn Sampson	$42,500	$100,000	$142,500
Jennifer Venable	$62,500	$100,000	$162.500

(1)	The amounts shown in this column represent the aggregate grant date fair value of stock options computed in accordance with ASC 718, Compensation — Stock Compensation. The amount represents the grant date fair value of the stock options granted.

(2)	On August 28, 2023, Mr. Flanders, Ms. Gupta, Mr. Hood, Mr. Murray, Mr. Sampson and Ms. Venable received 15,432 restricted stock units that vest in full on August 27, 2024.

(3)	At December 31, 2023, each of Mr. Sampson and Ms. Venable had 22,148 options outstanding, all of which were exercisable. Mr. Hood had 18,337 options outstanding, all of which were exercisable. Mr. Flanders had 13,078 options outstanding, all of which were exercisable.

(4)	Messrs. Fregenal and Harley are both named executive officers, and both also served as directors during 2023, but neither received additional compensation for service provided as a director in 2023.

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

Nominating and Governance Member

$5,000 per year in cash, paid quarterly

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2024 unless otherwise noted below for the following:

•	each person or entity known to own beneficially more than 5% of our outstanding common stock;

•	each of our Named Executive Officers;

•	each director; and

•	all current directors and executive officers as a group.

Applicable percentage ownership is based on 20,776,292 shares of our common stock outstanding as of March19, 2024, unless otherwise noted below, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable or exercisable within 60 days after March 31, 2024 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed shareholder is c/o Fathom Holdings Inc., 2000 Regency Parkway Drive, Suite 300, Cary, North Carolina 27518.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Directors and Named Executive Officers
Joshua Harley(1)	4,177,761	20.1%
Marco Fregenal(2)	1,336,262	6.4%
Samantha Giuggio(3)	104,411	*
Scott N. Flanders(4)	459,178	*
Ravila Gupta(5)	16,774	*
David Hood(6)	22,780	*
Stephen H. Murray	18,817
Glenn Sampson(7)	1,556,234	7.5%
Jennifer Venable(8)	24,729	*
All current directors and executive officers as a group (9 individuals)	7,716,946	37%
Other 5% Shareholders
Cannell Capital LLC(9)	1,644,578	7.9%
AWM Investment Company, Inc.(10)	1,699,964	8.0%

*	Represent beneficial ownership of less than 1% of the shares of common stock outstanding.

(1)	Includes an aggregate of 1,700,000 shares held by three trusts for which Mr. Harley serves as a trustee and one of which he is a beneficiary. Also includes 179,030 shares pursuant to restricted stock awards of which 9,558 shares are restricted and vest in full on July 2, 2024, 4,426 shares are restricted and vest in full on July 2, 2024, 18,466 shares are restricted and vest in full on December 1, 2024, 29,616 shares are restricted and vest in full on July 2, 2024, 58,140 shares are restricted and vest in full on July 2, 2024, and 58,824 shares are restricted and vest in full on August 30, 2024; 363,032 shares that held in trust for Mr. Harley's wife in which Mr. Harley has voting control; and 343,032 shares that are held in trust for Mr. Harley's brother-in-law in which Mr. Harley has voting control.

(2)	Includes 273,127 shares pursuant to restricted stock awards, of which 24,680 are restricted and vest in full on May 31, 2024, 52,147 shares are restricted and vest in full on May 31, 2024, 8,359 shares are restricted and vest in full on May 31, 2024, 2,213 shares are restricted and vest in full on July 2, 2024, 9,222 shares are restricted and vest in full on December 1, 2024, 25,000 are restricted and vest in full on January 1, 2025, 122,094 shares are restricted and vest on May 31, 2024, and 29,412 shares are restricted and vest in full on August 30, 2024. Does not include 150,000 shares held by a trust for the benefit of Mr. Fregenal's children and for which Mr. Fregenal's wife is trustee of the trust; and 5,056 shares of stock held by Mr. Fregenal's wife, of which 1,765 were granted to reporting person's wife and are restricted and will vest in full on March 30, 2025; the reporting person disclaims beneficial ownership of these securities.

(3)	Includes 5,424 shares owned by Ms. Giuggio's husband. Of these shares, 1 share is restricted and vests in full on July 1, 2024; and 3 shares are restricted and vest in full on December 31, 2024. Also includes 24,421 shares pursuant to restricted stock awards, of which 30 shares are restricted and vest in full on July 1, 2024, 565 shares are restricted and vest in full on December 31, 2024, and 23,826 shares are restricted and vest in full on March 30, 2025.

(4)	Includes 13,078 shares underlying fully vested stock options.

(5)	Includes 15,351 shares underlying fully vested stock options.

(6)	Includes 18,337shares underlying fully vested stock options.

(7)	Includes 22,148 shares underlying fully vested stock options.

(8)	Includes 22,148 shares underlying fully vested stock options.

(9)	Based on a Schedule 13G/A filed with the SEC on February 13, 2024. J. Carlo Cannell is the Managing Member of Cannell Capital LLC. The address of Cannell Capital LLC reported in the Schedule 13G is 245 Meriwether Circle, Alta, WY 83414.

(10)	Based on a Schedule 13G filed with the SEC on February 14, 2024. Adam Stettner is the Executive Vice President, c/o Special Situations Funds, 527 Madison Avenue, Suite 2600, New York NY 10022.

Equity Incentive Plans

The following table sets forth the indicated information as of December 31, 2023 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2017 Stock Plan	20,156	$4.71	2,739,261
2019 Omnibus Stock Incentive Plan	127,551	$13.00	835,951
Total	147,707	$11.87	3,575,212

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There were no related person transactions since January 1, 2023, between us or our subsidiaries, and our directors, executive officers and holders of more than 5% of our voting securities that involve the lower of  $120,000 or 1% of the average of total assets in the last two fiscal years.

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

Director Independence

The Board has established an audit committee, compensation committee, and nominating and governance committee. Our audit committee consists of independent directors Messrs. Hood (Chair) and Mses. Gupta and Venable. Our compensation committee consists of independent directors Ms. Gupta (Chair) and Messrs. Flanders, Hood and Murray. Our nominating and governance committee consists of independent directors Mses. Venable (Chair) and Gupta and Mr. Murray.

The Board has undertaken a review of the independence of our directors and has determined that Messrs. Flanders, Hood, and Murray and Mses. Gupta and Venable are independent within the meaning of the NASDAQ Stock Market listing rules. In addition, the Board has determined that Mr. Hood and Mses. Gupta and Venable each meets the additional test for independence for audit committee members and Messrs. Bennett, Flanders and Hood each meets the additional test for independence for compensation committee members imposed by SEC regulation and the NASDAQ Stock Market listing rules.

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

The following table summarizes the aggregate fees billed for professional services in 2023 and 2022. A description of these various fees and services follows the table.

	2023	2022
Audit Fees	$541,171	$633,994
Audit-Related Fees	$175,000	$20,500
Tax Fees	$133,140	$110,145
All Other Fees	—	—

All services giving rise to the fees described above were pre-approved by the audit committee.

Audit Fees

Audit Fees billed to us by Deloitte for the years ended December 31, 2023 and 2022, were related to the annual audits of our financial statements included in our Annual Reports on Form 10-K, for the reviews of our financial statements included in our Quarterly Reports on Form 10-Q, and for other services normally provided in connection with statutory and regulatory filings. Audit fees billed were $541,171 and $633,994 for the years ended December 31, 2023 and 2022, respectively.

Audit-Related Fees

Audit related fees of $ 175,000 and $20,500 were billed to us by Deloitte for the years ended December 31, 2023 and 2022 and were related to the filing of our registration statements on Form S-3 and Form S-8 in 2023 and on Form S-8 in 2022.

Tax Fees

Tax fees billed to us by Deloitte for the years ended December 31, 2023 and 2022, for tax compliance, tax advice, and tax planning were $133,140 and $110,145, respectively.

All Other Fees

There were no other fees billed to us by Deloitte for professional services rendered to us by Deloitte during the years ended December 31, 2023 and 2022, respectively.

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

(b) Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated November 4, 2020, by and among Fathom Holdings Inc., Verus Title Inc., and the sellers named therein.*	8-K	—	2.1	November 5, 2020

2.2	Agreement and Plan of Merger, dated April 7, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub C, Inc., LiveBy, Inc., the stockholders of LiveBy part hereto and Cory Scott, as stockholder representative. *	8-K	—	2.1	April 9, 2021

2.3	Agreement and Plan of Merger, dated April 13, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub A, Inc., Fathom Merger Sub B, LLC, E4:9 Holdings, Inc., the stockholders named therein and Paul S. Marsh, as stockholder representative. *	8-K	—	2.1	April 14, 2021

3.1	Restated Articles of Incorporation of Fathom Holdings Inc.	S-1	333-235972	3.1	January 17, 2020

3.1.1	Articles of Amendment to the Restated Articles of Incorporation of Fathom Holdings Inc., effective July 27, 2020.	8-K	—	3.1	August 4, 2020

3.2	Second Amended and Restated Bylaws of Fathom Holdings Inc.	S-1/A	333-235972	3.2	July 16, 2020

4.1	Underwriter Warrant issued August 4, 2020.	8-K	—	4.1	August 4, 2020

4.2	Description of Securities.	10-K	—	4.2	March 24, 2021

4.3	Form of Senior Secured Convertible Promissory Note	8-K	—	4.1	April 14, 2023

10.1	Fathom Holdings Inc. 2017 Stock Plan. #	8-K	—	10.1	August 4, 2020

10.2	Fathom Ventures, Inc. 2017 Stock Plan Form of Restricted Stock Award Agreement. #	S-1	333-235972	10.2	January 17, 2020

10.3	Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.2	August 4, 2020

10.3.1	Amendment to Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.1	October 20, 2021

10.3.2	Amendment to The Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.1	October 31, 2022

10.3.3	Third Amendment to the Company’s 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.1	August 28, 2023

10.4	Form of Fathom Agent Agreement. #	S-1	333-235972	10.7	January 17, 2020

10.5	Commercial Lease Agreement, dated October 12, 2015, by and between Powell Commonwealth Associates, LLC and Fathom Realty, LLC.	S-1	333-235972	10.8	January 17, 2020

10.6	Commercial Lease Agreement, entered into on November 21, 2017, by and between King Commercial Properties, LLC and Fathom Realty, LLC.	S-1	333-235972	10.9	January 17, 2020

10.7	Lease Agreement, dated October 1, 2015, by and between Henderson & Murphy LLC and Fathom Realty Holdings, LLC.	S-1	333-235972	10.10	January 17, 2020

10.8	Form of Securities Purchase Agreement	8-K		10.1	April 14, 2023

10.9	Form of Security Agreement	8-K		10.2	April 14, 2023

10.1	Form of Subsidiary Guarantee	8-K		10.13	April 14, 2023

16.1	Letter dated June 8, 2021 regarding change in certifying accountant.	8-K	—	16.1	June 11, 2021

21.1	Fathom Holdings Inc. Subsidiaries.	10-K	—	21.1	March 19, 2024

23.1(1)	Consent of Deloitte & Touche LLP.	10-K	—	23.2	March 19, 2024

31.1(1)	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K		31.1	March 19, 2024

31.2	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1(1)	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	—	32.1	March 19, 2024

101.INS	Inline XBRL Instance Document.	10-K	—	101.INS	March 19, 2024

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	10-K	—	101.SCH	March 19, 2024

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	—	101.CAL	March 19, 2024

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	—	101.DEF	March 19, 2024

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	10-K	—	101.LAB	March 19, 2024

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	—	101.PRE	March 19, 2024

104	Cover Page Interactive Data File, formatted in inline XBRL (included in Exhibit 101).	—	—	—	Filed herewith

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

FATHOM HOLDINGS INC.

Date: April 29, 2024	By:	/s/ Marco Fregenal
Marco Fregenal
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)