Form 10-Q
period 2024-03-31
Fathom Holdings Inc.
filed 2024-05-13
CIK 1753162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 13, 2024, the registrant had 20,850,770 shares of common stock outstanding.

FATHOM HOLDINGS INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2024

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,682	$7,399
Restricted cash	280	141
Accounts receivable	2,996	3,352
Mortgage loans held for sale, at fair value	8,731	8,602
Prepaid and other current assets	4,601	3,700
Total current assets	22,290	23,194
Property and equipment, net	2,224	2,340
Lease right of use assets	4,997	4,150
Intangible assets, net	23,080	23,909
Goodwill	25,607	25,607
Other assets	50	58
Total assets	$78,248	$79,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,830	$3,396
Accrued and other current liabilities	3,710	2,681
Warehouse lines of credit	8,518	8,355
Lease liability - current portion	1,507	1,504
Long-term debt - current portion	246	416
Total current liabilities	17,811	16,352
Lease liability, net of current portion	4,630	3,824
Long-term debt, net of current portion	3,490	3,467
Other long-term liabilities	386	381
Total liabilities	26,317	24,024
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock (no par value, shares authorized, 100,000,000; shares issued and outstanding, 20,838,420 and 20,671,515 as of March 31, 2024 and December 31, 2023, respectively)	—	—
Additional paid-in capital	129,444	126,820
Accumulated deficit	(77,513)	(71,586)
Total equity	51,931	55,234
Total liabilities and stockholders’ equity	$78,248	$79,258
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended March 31,
	2024	2023
Revenue
Gross commission income	$65,385	$73,170
Other service revenue	5,118	4,371
Total revenue	70,503	77,541
Operating expenses
Commission and other agent-related costs	61,167	69,172
Operations and support	2,109	1,614
Technology and development	1,950	1,579
General and administrative	9,602	9,312
Marketing	600	715
Depreciation and amortization	728	695
Total operating expenses	76,156	83,087
Loss from operations	(5,653)	(5,546)
Other expense (income), net
Interest expense (income), net	105	(16)
Other nonoperating expense	152	159
Other expense (income), net	257	143
Loss before income taxes	(5,910)	(5,689)
Income tax expense	17	12
Net loss	$(5,927)	$(5,701)
Net loss per share:
Basic	$(0.31)	$(0.36)
Diluted	$(0.31)	$(0.36)
Weighted average common shares outstanding:
Basic	19,178,474	16,011,068
Diluted	19,178,474	16,011,068
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2023	20,671,515	$—	$126,820	$(71,586)	$55,234
Stock-based compensation, net of forfeitures	166,905	—	2,652	—	2,652
Offering costs in connection with public offering	—	—	(28)	—	(28)
Net loss	—	—	—	(5,927)	(5,927)
Balance at March 31, 2024	20,838,420	$—	$129,444	$(77,513)	$51,931

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2022	17,468,562	$—	$109,626	$(47,605)	$62,021
Stock-based compensation, net of forfeitures	602,549	—	2,820	—	2,820
Net loss	—	—	—	(5,701)	(5,701)
Balance at March 31, 2023	18,071,111	$—	$112,446	$(53,306)	$59,140

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,927)	$(5,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,480	1,357
Non-cash lease expense	529	337
Gain on sale of mortgages	(1,215)	(831)
Stock-based compensation	2,652	2,820
Deferred income taxes	5	—
Change in operating assets and liabilities:
Accounts receivable	356	(336)
Prepaid and other current assets	(901)	202
Other assets	8	(3)
Accounts payable	434	644
Accrued and other current liabilities	1,112	411
Operating lease liabilities	(566)	(374)
Mortgage loans held for sale originations	(49,598)	(37,179)
Proceeds from sale and principal payments on mortgage loans held for sale	50,684	37,083
Net cash used in operating activities	(947)	(1,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1)	(9)
Purchase of intangible assets	(534)	(579)
Net cash used in investing activities	(535)	(588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(148)	(318)
Borrowings from warehouse lines of credit	49,440	29,826
Repayment on warehouse lines of credit	(49,277)	(28,929)
Deferred acquisition consideration payments	(83)	—
Payment of offering cost in connection with issuance of common stock in connection with public offering	(28)	—
Net cash (used in) provided by financing activities	(96)	579
Net decrease in cash, cash equivalents, and restricted cash	(1,578)	(1,579)
Cash, cash equivalents, and restricted cash at beginning of period	7,540	8,380
Cash, cash equivalents, and restricted cash at end of period	$5,962	$6,801

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$90	$11
Right of use assets obtained in exchange for new lease liabilities	1,284	4
Reconciliation of cash and restricted cash:
Cash and cash equivalents	$5,682	$6,723
Restricted cash	280	78
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$5,962	$6,801
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Consolidation and Presentation of Financial Statements
Fathom Holdings Inc. (“Fathom,” “Fathom Holdings,” and collectively with its consolidated subsidiaries and affiliates, the “Company”) is a national, technology-driven, real estate services platform integrating residential brokerage, mortgage, title, insurance services and supporting software called intelliAgent. The Company’s brands include Fathom Realty, Encompass Lending, intelliAgent, LiveBy, Real Results, Verus Title, and Cornerstone.
The unaudited interim consolidated financial statements include the accounts of Fathom Holdings’ wholly owned subsidiaries. All transactions and accounts between and among its subsidiaries have been eliminated. All adjustments and disclosures necessary for a fair presentation of these unaudited interim consolidated financial statements have been included.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Security and Exchange Commission (“SEC”) on March 19, 2024 (the “Form 10-K”). The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.
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
Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $5.9 million and $5.7 million for the three months ended March 31, 2024 and 2023, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business organically and via acquisitions. The Company received net proceeds of $3.3 million in April 2023 from the issuance of convertible notes. The Company had cash and cash equivalents of $5.7 million and $7.4 million as of March 31, 2024 and December 31, 2023, respectively. Management believes that existing cash along with its budget, which includes an increase in agent fees implemented in January 2024, growth from increasing attach rates across the Company’s businesses from internal referrals,and proceeds from the sale of Dagley Insurance Agency in the second quarter 2024 (see Note 18 - Subsequent Events for further detail), and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements.
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company might differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
Note 3. Recent Accounting Pronouncements
Recently Implemented Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) . The objective of the amendments in this ASU is to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The amendments in this ASU reduce the number of accounting models for convertible debt instruments and redeemable convertible preference shares. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features are no longer separated from the host contract. The amendments in the ASU are effective for fiscal years beginning after December 15, 2023, including interim periods therein. The Company adopted the standard during the quarter ended June 30, 2023, and the impact of the new standard on its consolidated financial statements was immaterial.
Recent Upcoming Accounting Pronouncement
In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The amendments in this update require, among other things, a public company to disclose on an annual and interim basis significant segment expense, as well as other segment expenses, that are regularly provided to the CODM. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the effect the amendments in ASU 2023-07 will have on its segment disclosures.
In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) (“ASU 2023-09”). ASU 2023-09 improves reporting for income taxes, primarily by requiring disclosure of specific categories in the tax rate reconciliation and providing additional annual information for reconciling items that meet a quantitative threshold. The amendments in ASU 2023-09 also require additional annual information regarding income taxes paid, as well as other additional disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the effect the amendments in ASU 2023-09 will have on its tax disclosures.
The FASB issued an ASU that provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance in this ASU is optional and may be elected through December 31, 2024 as reference rate reform activities occur. We will continue to evaluate the impact of this ASU; however, we currently expect to avail ourselves of such optional expedients and exceptions should our modified contracts meet the required criteria.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Intangible Assets, Net
Intangible assets, net consisted of the following (amounts in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$7,956	$(2,257)	$5,699
Software development	14,693	(6,195)	8,498
Customer relationships	8,180	(3,455)	4,725
Agent relationships	6,016	(2,034)	3,982
Know-how	430	(254)	176
	$37,275	$(14,195)	$23,080

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$7,956	$(2,058)	$5,898
Software development	14,159	(5,517)	8,642
Customer relationships	8,180	(3,199)	4,981
Agent relationships	6,016	(1,825)	4,191
Know-how	430	(233)	197
	$36,741	$(12,832)	$23,909
Estimated future amortization of intangible assets as of March 31, 2024 was as follows (amounts in thousands):

Years Ending December 31,
2024 (remaining)	$4,159
2025	5,301
2026	4,665
2027	3,665
2028	2,525
Thereafter	2,765
Total	$23,080
The aggregate amortization expense for intangible assets was $1.4 million and $1.2 million, of which $0.8 million and $0.7 million was included in technology and development expense, for the three months ended March 31, 2024 and 2023, respectively.
Note 5. Goodwill
The carrying amounts of goodwill by reportable segment as of March 31, 2024 and December 31, 2023 were as follows (amounts in thousands):

	Real Estate Brokerage	Mortgage	Technology	Other (a)	Total
Balance at March 31, 2024 and December 31, 2023	$2,690	$10,428	$4,168	$8,321	$25,607
_____________________________________________________________
(a)Other comprises goodwill not assigned to a reportable segment.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the three months ended March 31, 2024, no events occurred that indicated it was more likely than not that goodwill was impaired. The Company plans to conduct an annual goodwill impairment test in the fourth quarter of 2024.
Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (amounts in thousands):

	March 31, 2024	December 31, 2023
Deferred annual fee	$1,162	$948
Due to sellers	405	488
Accrued compensation	1,367	526
Other accrued liabilities	776	719
Total accrued and other current liabilities	$3,710	$2,681
Note 7. Warehouse Lines of Credit
Encompass Lending Group (“Encompass”), a wholly owned subsidiary of the Company, utilizes line of credit facilities as a means of temporarily financing mortgage loans pending their sale. The underlying warehouse lines of credit agreements, as described below, contain financial and other debt covenants. The warehouse credit facilities are classified as current liabilities on our balance sheets. The below table has dollars in millions.

	March 31, 2024			December 31, 2023
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted -Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted -Average Interest Rate on Outstanding Borrowings
Bank A1	$12.5	$2.5	7.58%	$7.5	$3.5	7.57%
Bank B2	$10.0	$6.1	7.32%	$10.0	$4.8	7.35%
(1) Bank A's interest on funds borrowed is equal to the greater of 5.00%, or the 30-Day Secured Overnight Financing Rate (SOFR) plus 2.625%. The agreement ends in July 2024. Encompass was in compliance with debt covenants under this facility as of March 31, 2024.
(2) Bank B's interest on funds borrowed is equal to the greater of 5.75% or the 1-month CME Term SOFR plus 2.00%. The agreement ends in August 2024. Encompass was in compliance with debt covenants under this facility as of March 31, 2024.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Debt
Total debt consisted of the following (amounts in thousands):

	March 31, 2024	December 31, 2023
3.75% Small Business Administration installment loan due May 2050	$115	$117
Convertible note payable, less unamortized costs of $104	3,397	3,372
Director and officer (D&O) insurance policy promissory note [1]	89	179
Executive and officer (E&O) insurance policy promissory note	135	215
Total debt	3,736	3,883
Long-term debt, current portion	(246)	(416)
Long-term debt, net of current portion	$3,490	$3,467
(1) The 2023 D&O note carries a 6.85% interest rate and is payable quarterly with the last quarterly payment due in July 2024. The 2022 D&O note carried a 6.0% interest rate and final payment was made in April 2023.
(2) The 2023 E&O note carries 13.5% interest rate and is payable monthly with the last monthly payment being due in August 2024. The 2022 E&O note carried a 9% interest rate and final payment was made in August 2023.
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

Note 9. Fair Value Measurements
FASB ASC 820, Fair Value Measurement (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:
•Agreed prices from Interest Rate Lock Commitments (“IRLC”);
•Trading prices for derivative instruments; and
•Closing prices at March 31, 2024 and December 31, 2023 for derivative instruments.
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$8,731	$—	$8,731
Derivative assets	—	—	51	51
Derivative liabilities	—	—	(29)	(29)
	$—	$8,731	$22	$8,753

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$8,602	$—	$8,602
Derivative assets	—	—	32	32
Derivative liabilities	—	—	(52)	(52)
	$—	$8,602	$(20)	$8,582
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
The table below presents certain information related to lease costs for the Company’s operating leases (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$413	$460
Short-term lease expense	175	161
Total lease cost	$588	$621
The following table presents the weighted average remaining lease term and the weighted average discount rate related to operating leases:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (in years) - operating leases	4.7	3.9
Weighted average discount rate - operating leases	7.37%	6.33%

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the maturities of lease liabilities (amounts in thousands):

Years Ended December 31,	Operating Leases
2024 (remaining)	$1,430
2025	1,703
2026	1,291
2027	1,176
2028	923
Thereafter	849
Total minimum lease payments	7,372
Less effects of discounting	(1,235)
Present value of future minimum lease payments	$6,137
Note 11. Shareholders’ Equity
On March 10, 2022, the Company’s Board of Directors authorized an expenditure of up to $10.0 million for the repurchase of shares of the Company’s common stock. The share repurchase program does not have a fixed expiration. Under the program, repurchases can be made from time-to-time using a variety of methods, including open market transactions, privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended or discontinued at any time at the Company’s discretion. There were no equity repurchases during the quarter ended March 31, 2024 and the full year ended December 31, 2023, leaving approximately $4.0 million remaining under the share repurchase authorization.
The Company has an outstanding equity-classified warrant issued to an underwriter in August 2020 (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant is exercisable at a per share exercise price of $11.00 and is exercisable at any time through August 4, 2025. As of March 31, 2024, no portion of the Underwriter Warrant had been exercised.

During the year ended December 31, 2023, the Company completed an offering of common stock, which resulted in the issuance and sale by the Company of 2,450,000 shares of common stock, at a public offering price of $2.00 per share, generating gross proceeds of $4.9 million, of which the Company received approximately $4.2 million, after deducting underwriting discounts and other offering costs.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Stock-based Compensation

The Company’s 2019 Omnibus Stock Incentive Plan (the “2019 Plan”) provides for granting stock options, restricted stock awards, and restricted stock units to employees, directors, contractors and consultants of the Company. As of March 31, 2024, there were approximately 228,959 shares available for future grants under the 2019 Plan.
Restricted Stock Awards
Following is the restricted stock award activity for the three months ended March 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	1,766,417	$10.01
Granted	244,122	2.63
Released	(595,108)	8.61
Forfeited	(168,903)	9.19
Nonvested at March 31, 2024	1,246,528	$9.34
Restricted Stock Unit Awards
During 2023, the Company commenced granting restricted stock units to employees and agents.
The following is the restricted stock unit award activity for the three months ended March 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	2,191,297	$4.94
Granted	597,965	2.02
Released	(91,686)	3.83
Forfeited	(66,192)	4.63
Nonvested at March 31 2024	2,631,384	$4.32
Stock Option Awards
There were no stock option awards granted during the three-month period ended March 31, 2024.
Stock-based Compensation expense
Stock-based compensation expense related to all awards issued under the Company’s stock compensation plans for the three months ended March 31, 2024 and 2023 was as follows (amounts in thousands):

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2024	2023
Commission and other agent-related cost	$855	$998
Operations and support	182	202
Technology and development	55	22
General and administrative	1,480	1,507
Marketing	80	91
Total stock-based compensation	$2,652	$2,820
At March 31, 2024, the total unrecognized compensation cost related to nonvested restricted stock awards was $2.4 million, which is expected to be recognized over a weighted average period of approximately 6 months.
At March 31, 2024, the total unrecognized compensation cost related to nonvested restricted stock units was $5.6 million, which the Company expects to recognize over a weighted average period of approximately 1 year.
Note 13. Related Party Transactions
We lease office space from entities affiliated with certain of our employees. We paid $0.2 million and $0.1 million in total rent expense under these leases for each of the three months ended March 31, 2024 and 2023, respectively.
Marketing expense for each of the three-month periods ended March 31, 2024 and 2023 includes approximately $0.1 million, respectively, paid to related parties in exchange for the Company receiving marketing services.
Note 14. Net Loss per Share Attributable to Common Stock
Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Diluted loss per share excludes, when applicable, the potential impact of stock options, unvested shares of restricted stock awards, and common stock warrants because their effect would be anti-dilutive due to net loss.
The calculation of basic and diluted net loss per share attributable to common stock was as follows (amounts in thousands except share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stock—basic and diluted	$(5,927)	$(5,701)
Denominator:
Weighted-average basic and diluted shares outstanding	19,178,474	16,011,068

Net loss per share attributable to common stock—basic and diluted	$(0.31)	$(0.36)

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock options	147,707	147,707
Non-vested restricted stock awards	1,246,528	1,974,828
Non-vested restricted stock units	2,631,384	1,274,603
Common stock warrants	240,100	240,100
Convertible debt	583,333	—
Note 15. Income Taxes
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
The Company has historically maintained a valuation allowance against deferred tax assets and reported only minimal current state tax expense. For the three months ended March 31, 2024 and March 31, 2023, the Company recorded income tax expense of approximately $0.02 million and $0.01 million, respectively. The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses, but records a net deferred tax liability when reversals of deferred tax liabilities that relate to indefinite-live intangible assets may not be used in realizing deferred tax assets.

The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The application of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the three months ended March 31, 2024 or the year ended December 31, 2023. Due to the Company's carryforward of net operating losses the statute of limitations remains open subsequent to and including the year ended December 31, 2015.
Note 16. Segment Reporting
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Key operating data for the reportable segments for the three months ended March 31, 2024 and 2023 are set forth in the tables below (amounts in thousands):

	Revenue
	Three Months Ended March 31,
	2024	2023
Real Estate Brokerage	$65,385	$73,170
Mortgage	2,264	1,464
Technology	1,117	756
Corporate and other services (a)	1,737	2,151
Total revenue	$70,503	$77,541

	Adjusted EBITDA
	Three Months Ended March 31,
	2024	2023
Real Estate Brokerage	$843	$1,298
Mortgage	(520)	(567)
Technology	(27)	(212)
Total Segment Adjusted EBITDA	296	519
Corporate and other services (a)	(1,817)	(1,888)
Total Company Adjusted EBITDA	(1,521)	(1,369)
Stock based compensation	(2,652)	(2,820)
Depreciation and amortization	(1,480)	(1,357)
Other expense, net	(257)	(143)
Income tax expense	(17)	(12)
Net loss	$(5,927)	$(5,701)
_____________________________________________________________
(a)Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and other services line.
Note 17. Commitments and Contingencies
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As previously reported in a Current Report on Form 8-K filed on November 28, 2023, the Company has been named as a defendant in a purported class action complaint in the United States District Court for the Eastern District of Texas Sherman Division, filed on November 13, 2023, by plaintiffs QJ Team, LLC and Five Points Holdings, LLC, individually and on behalf of all other persons similarly situated. A second purported class action complaint was filed on December 14, 2023, by plaintiffs Julie Martin, Mark Adams and Adelaida Matta in the same court, naming the Company as a defendant along with others, many of whom are also named in the first lawsuit. These lawsuits are purportedly brought on behalf of a class consisting of all persons who listed properties on a Multiple Listing Service in Texas (the “MLS") using a listing agent or broker affiliated with one of the defendants named in the lawsuits and paid a buyer broker commission beginning on November 13, 2019. The lawsuits allege unlawful conspiracy in violation of federal antitrust law and, against certain defendants (but not the Company) deceptive trade practices under the Texas Deceptive Trade Practices Act.

A third purported class action complaint was filed on April 11, 2024, by plaintiffs Shauntell Burton, Benny D. Cheatham, Robert Douglass, Douglas Fender, and Dana Fender in the United States District Court for the District of South Carolina. Like the Texas lawsuits, the South Carolina lawsuit alleges unlawful conspiracy in violation of federal antitrust law and is purportedly brought on behalf of a class consisting of all persons who used a listing broker in the sale of a home listed on an MLS in the District of South Carolina beginning on November 6, 2019. Given the breadth of the residential real estate industry and the volume of participants in the residential real estate industry throughout the United States, we expect additional lawsuits to be filed, although no additional cases filed to date have named the Company as a defendant.
The Company intends to vigorously defend itself as we believe the lawsuits are particularly without merit with respect to the Company because of its flat fee business model. However, we cannot predict with certainty the cost of the Company's defense, prosecution, insurance coverage, or the ultimate outcome of the lawsuits and any others that might be filed in the future, including remedies or damage awards. Adverse results in such litigation might harm the Company's business and financial condition. Moreover, defending these lawsuits, regardless of their merits, could entail substantial expense and require the time and attention of our key management personnel.
Assets in Escrow
In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions, and is responsible for the proper disposition of these balances for its customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets, consistent with GAAP and industry practice. The balance amounted to $3.6 million and $1.4 million at March 31, 2024 and December 31, 2023, respectively.
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2024, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation the Company has determined that there was one subsequent event that occurred:

On May 3, 2024, the Company sold its subsidiary Dagley Insurance Agency for $15.0 million, in cash, subject to certain purchase price adjustments, consisting of (i) $8.0 million in cash paid at closing, (ii) $4.0 million in cash paid on the first anniversary of the closing date, and (iii) $3.0 million in cash paid on the second anniversary of the closing date.

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
Fathom Realty Holdings, LLC, a Texas limited liability company (“Fathom Realty”), is a wholly owned subsidiary of Fathom Holdings Inc. Fathom Realty owns 100% of 41 subsidiaries, each an LLC representing the state in which the entity operates (e.g. Fathom Realty NJ, LLC).
Corporate Developments During 2024
Starting in January 2024, we increased the agent’s annual fee which is charged on an agent’s first transaction of each anniversary year from $600 to $700. We also added a fee which affects sales of properties over $600,000 and in addition to the agent’s existing transaction fee of $550. This new ‘High-Value Property Fee’ will consist of an additional $200 on properties priced between $600,000 and $999,999, and an additional fee of $250 charged for each $500,000 tier range in property price. (See our Current Report on Form 8K filed with the SEC on November 28, 2023 for further information).
Rising Interest Rates and Other Risks
Our business is dependent on the economic conditions within the markets in which we operate. Changes in these conditions can have a positive or negative impact on our business. The economic conditions influencing the housing markets primarily include economic growth, interest rates, unemployment, consumer confidence, mortgage availability, and supply and demand.
In periods of economic growth, demand typically increases resulting in increasing home sales transactions and home sales prices. Similarly, a decline in economic growth, increasing interest rates and declining consumer confidence generally decreases demand. These are the trends we are currently facing. Additionally, industry litigation, and regulations imposed by local, state, and federal government agencies can also negatively impact the housing markets in which we operate. Finally, national and global events, geopolitical instability, that impact economic conditions and financial markets, including interest rates, can adversely impact the housing market.
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

In response to these macroeconomic and consumer demand developments, we took action to adjust our operations and manage our business towards longer-term profitability despite these adverse macroeconomic factors. We achieved our goal of reaching total company Adjusted EBITDA breakeven in the second quarter of 2023 although it turned marginally negative again in the third and fourth quarters of 2023. Looking ahead, we remain focused on generating positive operating cash flow even in today’s market environment. We believe that our cost reduction initiatives, combined with the increase in agent transaction fees that became effective in January 2024, have positioned our business for profitable growth in the future.

On October 31, 2023, a federal jury in Missouri found that the NAR and certain companies conspired to artificially inflate brokerage commissions, which violates federal antitrust law. The judgment was appealed on October 31, 2023, while the plaintiffs have now sued a number of other companies, including us. See Part II, Item I below. On or about March 15, 2024, NAR agreed to settle these lawsuits, by agreeing to pay $418 million over approximately four years, and changing certain of its rules surrounding agent commissions. This settlement is subject to court approval. Due to this litigation, there may be rule changes for the NAR. In the settlement, effective mid-July 2024, NAR has agreed to put in place a new rule prohibiting offers of compensation on the MLS, as well as adopt new rules requiring written agreements between buyers and buyers’ agents. However, the direct and indirect effects, if any, of the litigation upon the real estate industry are not yet entirely clear.

There could also be further changes in real estate industry practices. All of this has prompted discussion of changes to rules established by local or state real estate boards or multiple listing services. All of this may require changes to many brokers’ business models, including changes in agent and broker compensation. For example, many of our competitors may need to develop mechanisms and a plan that enable buyers and sellers to negotiate commissions. In contrast, our flat fee per real estate transaction model has always enabled our agents to negotiate their own fees. Our flat fee allows our agents greater ability to negotiate commissions, and we have no direct incentive to interfere with that. Our flat fee per real estate transaction model enables our agents to freely settle their transaction commissions at their own discretion. The Company will continue to monitor ongoing and similar antitrust litigation against our competitors, however, as our agent compensation model fully supports commission negotiation, we do not expect to have to change our compensation model in a manner that would adversely affect our financial condition and results of operations. However, the litigation and its ramifications could cause unforeseen turmoil in our industry, the impacts of which could have a negative effect on us as an industry participant.
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
As of March 31, 2024 and March 31, 2023, we had approximately 11,986 and 10,628 agent licenses, respectively. These figures represent growth of approximately 12.8% year-over-year.
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

Because we sold our subsidiary Dagley Insurance in May 2024, we expect limited insurance revenue in the second quarter of 2024 and none thereafter.
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
Income Taxes

Income tax expense primarily consists of deferred tax liabilities in excess of the Company's deferred tax assets and also includes current state income tax expense not offset by state net operating loss carryforwards.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023 (dollar amounts in thousands)
Revenue

	Three Months Ended March 31,		Change
	2024	2023	Dollars	Percentage
Gross commission income	$65,385	$73,170	$(7,785)	(11)%
Other service revenue	5,118	4,371	747	17%
Total revenue	$70,503	$77,541	$(7,038)	(9)%
For the three months ended March 31, 2024, gross commission income decreased by approximately $7.8 million, or 11%, as compared with the three months ended March 31, 2023. This decrease was primarily attributable to a 9.7% decrease in transaction volume; 7,703 real estate transactions during the three months ended March 31, 2024 compared to 8,532 transactions during the three months ended March 31, 2023. Our transaction volume decreased primarily due to higher interest rates. However, the negative impact of rising interest rates on transaction volume was lessened due to the 12.8% expansion in our agent base. During the three months ended March 31, 2024, average revenue per transaction was $8,488, a 1.0% decrease compared to $8,576 during the three months ended March 31, 2023 primarily attributable to a small decrease in commission percentages.
For the three months ended March 31, 2024, other service revenue increased by approximately $0.7 million or 17%, as compared with the three months ended March 31, 2023. This increase was primarily attributable to an increase in activity of our mortgage business segment during the first quarter of 2024 as interest rates began to dip.
Operating Expenses

	Three Months Ended March 31,		Change
	2024	2023	Dollars	Percentage
Commission and other agent-related costs	$61,167	$69,172	$(8,005)	(12)%
Operations and support	2,109	1,614	495	31%
Technology and development	1,950	1,579	371	23%
General and administrative	9,602	9,312	290	3%
Marketing	600	715	(115)	(16)%
Depreciation and amortization	728	695	33	5%
Total operating expenses	$76,156	$83,087	$(6,931)	(8)%

For the three months ended March 31, 2024, commission and other agent-related costs decreased by approximately $8.0 million, or 12%, as compared with the three months ended March 31, 2023. Commission and other agent-related costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the decrease in commission and other agent-related costs compared to the same period in 2023 was primarily attributable to a decrease in agent commissions paid due to lower transaction volume mainly due to rising interest rates. We also received a lift from our new fee structure that started in 2024, which added a "High-Value Property Fee" to certain properties which augmented the decrease in commission and other agent related costs.
For the three months ended March 31, 2024, operations and support expenses were $2.1 million, an increase of approximately $0.5 million, or 31%, as compared with the three months ended March 31, 2023. This increase was primarily the result of increased activity in the Company's mortgage business.
For the three months ended March 31, 2024, technology and development expenses increased by approximately $0.4 million, or 23%, as compared with the three months ending March 31, 2023. The increase was attributable to our ongoing investment in the intelliAgent platform and our LiveBy business, and to higher amortization related to capitalized technology development costs.

For the three months ended March 31, 2024, general and administrative expenses increased by approximately $0.3 million, or 3%, as compared with the three months ended March 31, 2023. The increase was primarily due to increases in costs incurred as we build out our offshore services team and regional leadership partially offset by a reduction in insurance costs.
For the three months ended March 31, 2024, marketing expenses decreased by approximately $0.1 million, or 16%, as compared with the three months ended March 31, 2023. The decrease in marketing expenses is primarily related to leveraging internal resources and optimizing advertising expenditure.
For the three months ended March 31, 2024, depreciation and amortization expenses remained relatively constant.
Income Taxes
The Company recorded income tax expense of approximately $0.02 million and $0.01 million for the three months ended March 31, 2024 and 2023, respectively. This tax expense is primarily the result of current state income tax liabilities and deferred tax expense related to deferred tax liabilities that cannot be fully offset by deferred tax assets.
Liquidity and Capital Resources (dollar amounts in thousands)
Capital Resources

	March 31, 2024	December 31, 2023	Change
			Dollars	Percentage
Current assets	$22,290	$23,194	$(904)	(4)%
Current liabilities	17,811	16,352	1,459	9%
Net working capital	$4,479	$6,842	$(2,363)	(35)%

To date, our principal sources of liquidity have been the net proceeds we received through public offerings and private sales of our common stock, as well as proceeds from loans. As of March 31, 2024, our cash and cash equivalents totaled approximately $5.7 million, which represented a decrease of approximately $1.7 million compared to December 31, 2023. As of March 31, 2024, we had net working capital of approximately $4.4 million, which represented a decrease of $2.4 million compared to December 31, 2023. As noted above, in May 2024 we sold our subsidiary Dagley Insurance for $15.0 million in cash, $8.0 million of which we received at closing, bolstering our current cash position.
We anticipate that our existing balances of cash and cash equivalents and future expected cash flows generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months from the date of the issuance of the unaudited interim consolidated financial statements.
Our future capital requirements depend on many factors, including any future acquisitions, our level of investment in technology, and our rate of growth into new markets. Our capital requirements might also be affected by factors which we cannot control such as the residential real estate market, litigation, interest rates, and other monetary and fiscal policy changes, any of which could adversely affect the manner in which we currently operate. Additionally, as the impact of national and other world events, such as the crisis in Ukraine and in the Middle East, on the economy and our operations evolves, we will continuously assess our liquidity needs. In the event of a sustained market deterioration, we may need or seek advantageously to obtain additional funding through equity or debt financing, which might not be available on favorable terms or at all and could hinder our business and dilute our existing shareholders.

Cash Flows
Comparison of the Three Months Ended March 30, 2024 and 2023 (dollar amounts in thousands)

	Three Months Ended March 31,		Change
	2024	2023	Dollars	Percentage
Net cash used in operating activities	$(947)	$(1,570)	$623	40%
Net cash used in investing activities	$(535)	$(588)	$53	9%
Net cash (used in) provided by financing activities	$(96)	$579	$(675)	117%
Cash Flows from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2024 consisted of a net loss of $5.9 million, non-cash charges of $3.4 million, including $2.7 million of stock-based compensation expense and $1.5 million of depreciation and amortization, partially offset by $1.2 million in gains on the sales of mortgages. Changes in assets and liabilities were primarily driven by $49.6 million in mortgage loan originations and $0.9 million in prepaid and other current assets; partially offset by $50.7 million in proceeds from the sales and principal payments on mortgage loans held for sale, as well as, a $1.1 million increase in accrued and other current liabilities.
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
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 primarily consisted of $0.5 million for purchases of intangible assets related to technology development.
Net cash used in investing activities for the three months ended March 31, 2023 primarily consisted of $0.6 million for purchases of intangible assets related to technology development and to $0.09 million for purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 consisted primarily of approximately $0.2 million in principal payments on debt and $0.1 million in deferred acquisition payments, partially offset by $0.2 million in net activity on our warehouse lines of credit.
Net cash provided by financing activities for the three months ended March 31, 2023 consisted primarily of the change of $0.9 million on our warehouse lines of credit, net of the effect of $0.3 million in principal payments on notes payable.
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
We define the non-GAAP financial measure of Adjusted EBITDA as net income (loss), excluding other expense, income tax benefit, depreciation and amortization, stock-based compensation expense, other non-cash items and transaction costs.

We believe that Adjusted EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted EBITDA. In particular, we believe the exclusion of share-based compensation expense and transaction-related costs associated with our acquisition activity provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. Adjusted EBITDA also excludes other income and expense, net which primarily includes typically nonrecurring expense items, such as, legal fees associated with the NAR case, minor legal settlement claims, severance costs, professional fees related to investigating potential financing opportunities, if applicable, and other non-cash items representing reserves on certain agent fee collections.
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
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented (amount in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(5,927)	$(5,701)
Stock based compensation	2,652	2,820
Depreciation and amortization	1,480	1,357
Other expense (income), net	257	143
Income tax expense	17	12
Adjusted EBITDA	$(1,521)	$(1,369)
Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the three months ended March 31, 2024.

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
As part of being an emerging growth company, the Company is also considered a small reporting company ("SRC") as of March 31, 2024. Under the terms of the JOBS Act, a SRC has public float of less than $250 million or has less than $100 million in annual revenue and no public float or public float less than $700 million. Being a SRC allows the Company to include less extensive narrative disclosure than required of other reporting companies, particularly concerning executive compensation. It also provides audited financial statements for two fiscal years, in contrast to non-SRCs, which must provide audited financial statements for three fiscal years.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on the evaluation of our Chief Executive Officer, who is also our Chief Financial Officer, it was concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
(b)Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our President and Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

As previously reported by us in a Current Report on Form 8-K filed on November 28, 2023, we have been named as a defendant in a purported class action complaint in the United States District Court for the Eastern District of Texas Sherman Division, filed on November 13, 2023, by plaintiffs QJ Team, LLC and Five Points Holdings, LLC, individually and on behalf of all other persons similarly situated. A second purported class action complaint was filed on December 14, 2023, by plaintiffs Julie Martin, Mark Adams and Adelaida Matta in the same court, naming us as a defendant along with others, many of whom are also named in the first lawsuit. These lawsuits are purportedly brought on behalf of a class consisting of all persons who listed properties on a Multiple Listing Service in Texas (the “MLS") using a listing agent or broker affiliated with one of the defendants named in the lawsuits and paid a buyer broker commission beginning on November 13, 2019. The lawsuits allege unlawful conspiracy in violation of federal antitrust law and, against certain defendants (but not us) deceptive trade practices under the Texas Deceptive Trade Practices Act.

A third purported class action complaint was filed on April 11, 2024, by plaintiffs Shauntell Burton, Benny D. Cheatham, Robert Douglass, Douglas Fender, and Dana Fender in the United States District Court for the District of South Carolina. Like the Texas lawsuits, the South Carolina lawsuit alleges unlawful conspiracy in violation of federal antitrust law and is purportedly brought on behalf of a class consisting of all persons who used a listing broker in the sale of a home listed on an MLS in the District of South Carolina beginning on November 6, 2019. Given the breadth of the residential real estate industry and the volume of participants in the residential real estate industry throughout the United States, we expect additional lawsuits to be filed, although no additional cases filed to date have named us as a defendant. We expect additional lawsuits to be filed, given the breadth of the residential real estate industry and the volume of participants in the residential real estate industry in Texas and the rest of the United States.
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
Item 1A. Risk Factors.

There have been no material changes to the risk factors that we have previously disclosed in our most recent Annual Report on Form 10-K, as filed with the SEC on March 19, 2024. The risks described in our Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities.
Sales of Unregistered Sales
None.
Issuer Repurchases of Equity Securities
There were no equity repurchases for the three months ended March 31, 2024. The approximate dollar value of shares that may yet be purchased pursuant to the repurchase program is $4.0 million. Management has no plans to repurchase additional shares at this time.

Item 6. Exhibits.

Exhibit Number	Description
31.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2024 and 2023; (iii) Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2024 and 2023; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2024 and 2023; and (v) Notes to Unaudited Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

FATHOM HOLDINGS INC.

Date: May 13, 2024	By:	/s/ Marco Fregenal
Marco Fregenal
Chief Executive Officer, President and Chief Financial Officer (Principal Financial and Accounting Officer)