Form 10-K/A
period 2023-12-31
Fathom Holdings Inc.
filed 2024-07-02
CIK 1753162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Fathom Holdings Inc. (the “Company, “Fathom,” “we,” “us” or “our”) for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 19, 2024, as amended by Amendment No. 1 on Form 10-K/A filed on April 29, 2024 (as amended, the “Original Form 10-K”), is being filed for the purposes of amending the Executive Compensation table in Part III, Item 11 of the Original Form 10-K.

As a result, Part III, Item 11 of the Company’s Original Form 10-K is hereby amended and restated in its entirety.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Form 10-K, and such disclosure in, or exhibits to, the Original Form 10-K remain unchanged and speak as of the dates of the filing of the Original Form 10-K. In particular, the Amendment does not change any previously reported financial results, nor does it reflect events occurring after the dates of the Original Form 10-K.

i

Fathom Holdings Inc.

FORM 10-K/A

December 31, 2023

TABLE OF CONTENTS

Page

PART III	1

Item 11. Executive Compensation	1

PART IV	6

Item 15. Exhibits and Financial Statement Schedules	6

ii

PART III

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

Our Named Executive Officers for these purposes were:

•	Marco Fregenal, Chief Executive Officer (from November 2023), Chief Financial Officer, and President;

•	Samantha Giuggio, Chief Broker Operations Officer; and

•	Joshua Harley, Chairman and Chief Executive Officer, until his resignation from those roles effective in November 2023.

Name and Principal Position	Year	Salary(1)		Cash Bonus		Stock Awards(2)		All Other Compensation		Total
Marco Fregenal	2023	$264,615	(3)	$-	(4)	$943,250	(3)(4)	$14,464	(5)	$1,222,329
Chief Executive Officer, Chief Financial Officer and Principal Executive Officer and Principal Financial Officer	2022	$383,846	(3)	$-	(4)	$1,027,777	(3)(4)	$15,900	(5)	$1,411,623
Samantha Giuggio	2023	$260,087	(6)	$-		$25,451	(6)(7)	$27,340	(8)	$312,878
Chief Broker Operations Officer	2022	$265,481	(6)	$-		$219,227	(6)(7)	$14,027	(8)	$498,735
Joshua Harley	2023	$500,000		$-		$1,212,750		$13,852	(9)	$1,726,602
Former Chief Executive Officer, Principal Executive Officer	2022	$500,000		$442,000		$1,000,007		$18,000	(9)	$1,960,007

(1)	Reflects base salary earned during the fiscal year covered.

(2)	Represents the aggregate grant date fair value of restricted stock awards and restricted stock unit awards computed in accordance with ASC 718, Compensation — Stock Compensation.

(3)	During 2023, Mr. Fregenal voluntarily reduced his base cash salary of $500,000 from January through mid-July and for November and December and elected to receive the balance of his base salary in restricted stock awards. During 2022, Mr. Fregenal voluntarily reduced his base cash salary of $500,000 in the third and fourth quarter and elected to receive the balance of his base salary in restricted stock awards. The aggregate amount of restricted stock awards were issued at a 10.0% premium to the amount of reduced cash compensation.

(4)	During 2023 and 2022, Mr. Fregenal voluntarily received the value of his cash bonus in restricted stock unit awards and restricted stock awards, respectively.

(5)	During 2023, includes $13,852 in medical insurance premiums and $612 attributable to use of a Company automobile. During 2022, includes $15,900 attributable to an automobile allowance.

(6)	During 2023, Ms. Giuggio voluntarily reduced her base cash salary of $275,000 from January through mid-May and from mid-November through December and elected to receive the balance of her base salary in restricted stock awards. During 2022, Ms. Giuggio voluntarily reduced her base cash salary of $275,000 in the third and fourth quarter and elected to receive the balance of her base salary in restricted stock awards. The aggregate amount of restricted stock awards were issued at a 10.0% premium to the amount of reduced cash compensation.

(8)	During 2023, includes $13,488 attributable to an automobile allowance and $13,852 in medical insurance premiums. During 2022, includes $14,027 attributable to an automobile allowance.

(9)	During 2023, includes $13,852 in medical insurance premiums. During 2022, includes $18,000 attributable to an automobile allowance.

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

Name	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Marco Fregenal	448,127	(1)	1,608,776	(2)

Samantha Giuggio	31,864	(3)	$114,392	(2)

Joshua Harley	404,030	(4)	$1,450,468	(2)

(1)	Of these shares, 207,280 are restricted and vest in full on May 31, 2024, 2,213 shares are restricted and vest in full on July 2, 2024, 29,412 shares are restricted and vest in full on August 30, 2024, 175,000 units are restricted and vest in full on September 10, 2024, 9,222 shares are restricted and vest in full on December 1, 2024, 25,000 are restricted and vest in full on January 1, 2025.

(2)	Based on $3.59 per share which was the closing price of our common stock on December 29, 2023, the last trading day of that fiscal year.

(3)	Of these shares, 30 shares are restricted and vest in full on July 1, 2024, 565 shares are restricted and vest in full on December 31, 2024, 2,248 shares are restricted and vest in full on December 31, 2024, and 29,021 shares are restricted and vest in full on March 30, 2025.

(4)	Of these shares, 58,140 shares are restricted and vest in full on May 31, 2024, 43,600 shares are restricted and vest in full on July 2, 2024, 58,824 shares are restricted and vest in full on August 30, 2024, 225,000 units are restricted and vest in full on September 10, 2024, and 18.466 shares are restricted and vest in full on December 1, 2024.

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

Board Chair

In January, 2024 our Compensation Committee approved annual fees for the independent Chair of the Board of $85,000 effective in November 2023.

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

Compensation Committee Member

$7,500 per year in cash, paid quarterly.

Audit Committee Member

$10,000 per year in cash, paid quarterly.

Nominating and Governance Member

$5,000 per year in cash, paid quarterly.

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

(b) Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated November 4, 2020, by and among Fathom Holdings Inc., Verus Title Inc., and the sellers named therein.*	8-K	—	2.1	November 5, 2020

2.2	Agreement and Plan of Merger, dated April 7, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub C, Inc., LiveBy, Inc., the stockholders of LiveBy part hereto and Cory Scott, as stockholder representative. *	8-K	—	2.1	April 9, 2021

2.3	Agreement and Plan of Merger, dated April 13, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub A, Inc., Fathom Merger Sub B, LLC, E4:9 Holdings, Inc., the stockholders named therein and Paul S. Marsh, as stockholder representative. *	8-K	—	2.1	April 14, 2021

3.1	Restated Articles of Incorporation of Fathom Holdings Inc.	S-1	333-235972	3.1	January 17, 2020

3.1.1	Articles of Amendment to the Restated Articles of Incorporation of Fathom Holdings Inc., effective July 27, 2020.	8-K	—	3.1	August 4, 2020

3.2	Second Amended and Restated Bylaws of Fathom Holdings Inc.	S-1/A	333-235972	3.2	July 16, 2020

4.1	Underwriter Warrant issued August 4, 2020.	8-K	—	4.1	August 4, 2020

4.2	Description of Securities.	10-K	—	4.2	March 24, 2021

4.3	Form of Senior Secured Convertible Promissory Note	8-K	—	4.1	April 14, 2023

10.1	Fathom Holdings Inc. 2017 Stock Plan. #	8-K	—	10.1	August 4, 2020

10.2	Fathom Ventures, Inc. 2017 Stock Plan Form of Restricted Stock Award Agreement. #	S-1	333-235972	10.2	January 17, 2020

10.3	Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.2	August 4, 2020

10.3.1	Amendment to Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.1	October 20, 2021

10.3.2	Amendment to The Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.1	October 31, 2022

10.3.3	Third Amendment to the Company’s 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.1	August 28, 2023

10.4	Form of Fathom Agent Agreement. #	S-1	333-235972	10.7	January 17, 2020

10.5	Commercial Lease Agreement, dated October 12, 2015, by and between Powell Commonwealth Associates, LLC and Fathom Realty, LLC.	S-1	333-235972	10.8	January 17, 2020

10.6	Commercial Lease Agreement, entered into on November 21, 2017, by and between King Commercial Properties, LLC and Fathom Realty, LLC.	S-1	333-235972	10.9	January 17, 2020

10.7	Lease Agreement, dated October 1, 2015, by and between Henderson & Murphy LLC and Fathom Realty Holdings, LLC.	S-1	333-235972	10.10	January 17, 2020

10.8	Form of Securities Purchase Agreement	8-K		10.1	April 14, 2023

10.9	Form of Security Agreement	8-K		10.2	April 14, 2023

10.10	Form of Subsidiary Guarantee	8-K		10.3	April 14, 2023

16.1	Letter dated June 8, 2021 regarding change in certifying accountant.	8-K	—	16.1	June 11, 2021

21.1	Fathom Holdings Inc. Subsidiaries.	10-K	—	21.1	March 19, 2024

23.1(1)	Consent of Deloitte & Touche LLP.	10-K	—	23.1	March 19, 2024

31.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K		31.1	March 19, 2024

31.2	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—		Filed herewith.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K		32.1	March 19, 2024

101.INS	Inline XBRL Instance Document.	10-K	—	101.INS	March 19, 2024

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	10-K	—	101.SCH	March 19, 2024

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	—	101.CAL	March 19, 2024

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	—	101.DEF	March 19, 2024

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	10-K	—	101.LAB	March 19, 2024

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	—	101.PRE	March 19, 2024

104	Cover Page Interactive Data File, formatted in inline XBRL (included in Exhibit 101).	—	—	—	Filed herewith

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

FATHOM HOLDINGS INC.

Date: July 2, 2024	By:	/s/ Marco Fregenal
Marco Fregenal
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, And Principal Accounting Officer)

S-1