Form 10-Q
period 2024-06-30
Fathom Holdings Inc.
filed 2024-08-13
CIK 1753162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 13, 2024, the registrant had 21,007,879 shares of common stock outstanding.

FATHOM HOLDINGS INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2024

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,439	$7,399
Restricted cash	341	141
Accounts receivable	3,919	3,352
Other receivable - current	4,000	—
Mortgage loans held for sale, at fair value	10,371	8,602
Prepaid and other current assets	4,854	3,700
Total current assets	33,924	23,194
Property and equipment, net	2,015	2,340
Lease right of use assets	4,470	4,150
Intangible assets, net	17,419	23,909
Goodwill	19,344	25,607
Other receivable - long-term	3,000	—
Other assets	48	58
Total assets	$80,220	$79,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,866	$3,396
Accrued and other current liabilities	2,639	2,681
Warehouse lines of credit	10,085	8,355
Lease liability - current portion	1,199	1,504
Long-term debt - current portion	3,497	416
Total current liabilities	22,286	16,352
Lease liability, net of current portion	4,363	3,824
Long-term debt, net of current portion	91	3,467
Other long-term liabilities	344	381
Total liabilities	27,084	24,024
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock (no par value, shares authorized, 100,000,000; shares issued and outstanding, 21,007,879 and 20,671,515 as of June 30, 2024 and December 31, 2023, respectively)	—	—
Additional paid-in capital	131,943	126,820
Accumulated deficit	(78,807)	(71,586)
Total stockholders' equity	53,136	55,234
Total liabilities and stockholders’ equity	$80,220	$79,258
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Gross commission income	$83,125	$94,633	$148,510	$167,803
Other service revenue	6,082	5,456	11,200	9,827
Total revenue	89,207	100,089	159,710	177,630
Operating expenses
Commission and other agent-related costs	78,045	88,892	139,212	158,064
Operations and support	2,676	1,904	4,785	3,518
Technology and development	1,906	1,875	3,856	3,454
General and administrative	8,904	9,908	18,506	19,219
Marketing	759	927	1,359	1,643
Depreciation and amortization	546	820	1,274	1,515
Total operating expenses	92,836	104,326	168,992	187,413
Gain on sale of business	(2,958)	—	(2,958)	—
Loss from operations	(671)	(4,237)	(6,324)	(9,783)
Other expense (income), net
Interest expense, net	109	79	214	63
Other nonoperating expense	520	4	672	163
Other expense, net	629	83	886	226
Loss before income taxes	(1,300)	(4,320)	(7,210)	(10,009)
Income tax (benefit) expense	(6)	25	11	37
Net loss	$(1,294)	$(4,345)	$(7,221)	$(10,046)
Net loss per share:
Basic	$(0.07)	$(0.27)	$(0.37)	$(0.63)
Diluted	$(0.07)	$(0.27)	$(0.37)	$(0.63)
Weighted average common shares outstanding:
Basic	19,763,055	16,023,981	19,470,764	16,017,560
Diluted	19,763,055	16,023,981	19,470,764	16,017,560
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at March 31, 2024	20,838,420	$—	$129,444	$(77,513)	$51,931
Stock-based compensation, net of forfeitures	169,459	—	2,499	—	2,499
Net loss	—	—	—	(1,294)	(1,294)
Balance at June 30, 2024	21,007,879	$—	$131,943	$(78,807)	$53,136

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at March 31, 2023	18,071,111	$—	$112,446	$(53,306)	$59,140
Stock-based compensation, net of forfeitures	50,291	—	3,185	—	3,185
Net loss	—	—	—	(4,345)	(4,345)
Balance at June 30, 2023	18,121,402	$—	$115,631	$(57,651)	$57,980

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2023	20,671,515	$—	$126,820	$(71,586)	$55,234
Stock-based compensation, net of forfeitures	336,364	—	5,151	—	5,151
Offering costs in connection with public offering	—	—	(28)	—	(28)
Net loss	—	—	—	(7,221)	(7,221)
Balance at June 30, 2024	21,007,879	$—	$131,943	$(78,807)	$53,136

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2022	17,468,562	$—	$109,626	$(47,605)	$62,021
Stock-based compensation, net of forfeitures	652,840	—	6,005	—	6,005
Net loss	—	—	—	(10,046)	(10,046)
Balance at June 30, 2023	18,121,402	$—	$115,631	$(57,651)	$57,980

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

01
FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,221)	$(10,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,799	2,867
Gain on sale of business	(2,958)	—
Non-cash lease expense	920	720
Deferred financing cost amortization	—	21
Gain on sale of mortgages	(3,153)	(1,882)
Stock-based compensation	5,151	6,005
Deferred income taxes	(37)	8
Change in operating assets and liabilities:
Accounts receivable	(658)	(1,252)
Prepaid and other current assets	(1,222)	111
Other assets	10	(6)
Accounts payable	1,642	1,359
Accrued and other current liabilities	308	369
Operating lease liabilities	(1,005)	(800)
Mortgage loans held for sale originations	(131,460)	(85,461)
Proceeds from sale and principal payments on mortgage loans held for sale	132,843	83,250
Net cash used in operating activities	(4,041)	(4,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12)	(10)
Purchase of intangible assets	(1,193)	(899)
Proceeds from sale of business	7,435	—
Other investing activities	(130)	—
Net cash provided by (used in) investing activities	6,100	(909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(295)	(491)
Borrowings from warehouse lines of credit	127,913	69,920
Repayment on warehouse lines of credit	(126,184)	(66,008)
Deferred acquisition consideration payments	(225)	(284)
Proceeds from note payable, net $200 in loan costs	—	3,300
Payment of offering cost in connection with issuance of common stock in connection with public offering	(28)	—
Net cash provided by financing activities	1,181	6,437
Net increase in cash, cash equivalents, and restricted cash	3,240	791
Cash, cash equivalents, and restricted cash at beginning of period	7,540	8,380
Cash, cash equivalents, and restricted cash at end of period	$10,780	$9,171

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$199	$21
Right of use assets obtained in exchange for new lease liabilities	$1,572	$144
Other receivables related to sale of business	$7,000	$—
Reconciliation of cash and restricted cash:
Cash and cash equivalents	$10,439	$9,099

Restricted cash	341	72
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$10,780	$9,171
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Consolidation and Presentation of Financial Statements
Fathom Holdings Inc. (“Fathom,” “Fathom Holdings,” and collectively with its consolidated subsidiaries and affiliates, the “Company”) is a national, technology-driven, real estate services platform integrating residential brokerage, mortgage, title, and supporting software called intelliAgent. The Company’s brands include Fathom Realty, Encompass Lending, intelliAgent, LiveBy, Real Results, Verus Title, and Cornerstone. Dagley Insurance Agency was part of Fathom Holdings' operations until May 3, 2024 (see further detail in Note 17).
The unaudited interim consolidated financial statements include the accounts of Fathom Holdings’ wholly-owned subsidiaries. All transactions and accounts between and among its subsidiaries have been eliminated. All adjustments and disclosures necessary for a fair presentation of these unaudited interim consolidated financial statements have been included.
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
The Company has evaluated the impact of events that have occurred subsequent to June 30, 2024, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation the Company has determined that there are no material subsequent events that would require recognition or disclosure.
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
Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $7.2 million and $10.0 million for the six months ended June 30, 2024 and 2023, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business organically and via acquisitions. The Company received net proceeds of $3.3 million in April 2023 from the issuance of convertible notes. The Company also received $3.5 million of net proceeds from the issuance of an equity offering in December 2023. The Company had cash and cash equivalents of $10.4 million and $7.4 million as of June 30, 2024 and December 31, 2023, respectively. The Company received cash of approximately $7.8 million, a $4.0 million other receivable due in May 2025, and $3.0 million due in May 2026 from the sale of Dagley Insurance Agency in May 2024. Management believes that existing cash along with its budget, which includes an increase in agent fees implemented in January 2024, growth from increasing attach rates across the Company’s businesses from internal referrals, and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements.
Use of Estimates — The preparation of the unaudited interim consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Intangible Assets, Net
Intangible assets, net consisted of the following (amounts in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$5,226	$(1,580)	$3,646
Software development	15,352	(6,892)	8,460
Customer relationships	2,020	(622)	1,398
Agent relationships	6,004	(2,243)	3,761
Know-how	430	(276)	154
	$29,032	$(11,613)	$17,419

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$7,956	$(2,058)	$5,898
Software development	14,159	(5,517)	8,642
Customer relationships	8,180	(3,199)	4,981
Agent relationships	6,016	(1,825)	4,191
Know-how	430	(233)	197
	$36,741	$(12,832)	$23,909
Estimated future amortization of intangible assets as of June 30, 2024 was as follows (amounts in thousands):

Years Ending December 31,
2024 (remaining)	$2,278
2025	4,426
2026	3,869
2027	2,940
2028	1,872
Thereafter	2,034
Total	$17,419
The aggregate amortization expense for intangible assets was $1.2 million and $1.4 million, of which $0.8 million and $0.7 million was included in technology and development expense, for the three months ended June 30, 2024 and 2023, respectively.
The aggregate amortization expense for intangible assets was $2.6 million for both the six months ended June 30, 2024 and 2023, of which $1.5 million and $1.4 million, respectively, was included in technology and development expense.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Goodwill
The carrying amounts of goodwill by reportable segment as of June 30, 2024 and December 31, 2023 were as follows (amounts in thousands):

	Real Estate Brokerage	Mortgage	Technology	Other (a)	Total
Balance at June 30, 2024	$2,690	$10,428	$4,168	$2,058	$19,344

	Real Estate Brokerage	Mortgage	Technology	Other (a)	Total
Balance at December 31, 2023	$2,690	$10,428	$4,168	$8,321	$25,607
_____________________________________________________________
(a)Other comprises goodwill not assigned to a reportable segment.
.
The decrease in the balance of goodwill occurred in the second quarter of 2024 and was primarily attributable to the sale of Dagley Insurance Agency (see Note 17).
The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the six months ended June 30, 2024, no events occurred that indicated it was more likely than not that goodwill was impaired. The Company plans to conduct an annual goodwill impairment test in the fourth quarter of 2024.
Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (amounts in thousands):

	June 30, 2024	December 31, 2023
Deferred annual fee	$1,104	$948
Due to sellers	263	488
Accrued compensation	609	526
Other accrued liabilities	663	719
Total accrued and other current liabilities	$2,639	$2,681
Note 7. Warehouse Lines of Credit
Encompass Lending Group (“Encompass”), a wholly-owned subsidiary of the Company, utilizes line of credit facilities as a means of temporarily financing mortgage loans pending their sale. The underlying warehouse lines of credit agreements, as described below, contain financial and other debt covenants. The warehouse credit facilities are classified as current liabilities on our balance sheets. The below table has dollars in millions.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2024			December 31, 2023
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted -Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted -Average Interest Rate on Outstanding Borrowings
Bank A1	$10.0	$4.1	7.57%	$7.5	$3.5	7.57%
Bank B2	$10.0	$6.0	7.34%	$10.0	$4.8	7.35%
(1) Bank A's interest on funds borrowed is equal to the greater of 5.00%, or the 30-Day Secured Overnight Financing Rate (SOFR) plus 2.438%. The agreement ends in September 2024. Encompass was in compliance with debt covenants under this facility as of June 30, 2024.

(2) Bank B's interest on funds borrowed is equal to the greater of 5.75% or the 1-month CME Term SOFR plus 2.00%. The agreement ends on August 31, 2024. Encompass was not in compliance with certain of these debt covenants under this facility as of June 30, 2024 related to earnings. Pursuant to an agreement signed on September 7, 2023, Encompass has requested a waiver for the non-compliant covenant and expects to receive the waiver from the bank. If the Company is unable to obtain the covenant waiver, the bank would have the right to terminate the credit facility. Bank B’s warehouse line is collateralized by the mortgage loans held for sale.
.
Note 8. Debt
Total debt consisted of the following (amounts in thousands):

	June 30, 2024	December 31, 2023
3.75% Small Business Administration installment loan due May 2050	$113	$117
Convertible note payable, less unamortized costs of $79	3,332	3,372
Director and officer (D&O) insurance policy promissory note [1]	89	179
Executive and officer (E&O) insurance policy promissory note [2]	54	215
Total debt	3,588	3,883
Long-term debt, current portion	(3,497)	(416)
Long-term debt, net of current portion	$91	$3,467
(1) The D&O note carries a 6.85% interest rate and is payable quarterly with the last quarterly payment due in July 2024.
(2) The E&O note carries 13.5% interest rate and is payable monthly with the last monthly payment being due in August 2024.
On April 13, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) and issued a Senior Secured Convertible Promissory Note in the principal amount of $3.5 million (the “Note”), in a private placement (the “Offering”). The Company paid a placement agent fee in the amount of $175,000 in connection with the Offering. The cash proceeds disbursed to the Company from the issuance of the Note were $3.3 million, after deducting the placement agent fee and approximately $25,000 in purchaser expenses.
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:
•Agreed prices from Interest Rate Lock Commitments (“IRLC”);
•Trading prices for derivative instruments; and
•Closing prices at June 30, 2024 and December 31, 2023 for derivative instruments.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$10,371	$—	$10,371
Derivative assets	—	—	64	64
Derivative liabilities	—	—	(16)	(16)
	$—	$10,371	$48	$10,419

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$8,602	$—	$8,602
Derivative assets	—	—	32	32
Derivative liabilities	—	—	(52)	(52)
	$—	$8,602	$(20)	$8,582
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below presents certain information related to lease costs for the Company’s operating leases (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$432	$446	$845	$906
Short-term lease expense	101	141	276	302
Total lease cost	$533	$587	$1,121	$1,208
The following table presents the weighted average remaining lease term and the weighted average discount rate related to operating leases:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (in years) - operating leases	4.8	3.9
Weighted average discount rate - operating leases	7.69%	6.33%
The following table presents the maturities of lease liabilities (amounts in thousands):

Years Ended December 31,	Operating Leases
2024 (remaining)	$789
2025	1,495
2026	1,349
2027	1,248
2028	995
Thereafter	873
Total minimum lease payments	6,749
Less effects of discounting	(1,187)
Present value of future minimum lease payments	$5,562
Note 11. Shareholders’ Equity
On March 10, 2022, the Company’s Board of Directors authorized an expenditure of up to $10.0 million for the repurchase of shares of the Company’s common stock. The share repurchase program does not have a fixed expiration. Under the program, repurchases can be made from time-to-time using a variety of methods, including open market transactions, privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended or discontinued at any time at the Company’s discretion. There were no equity repurchases during the six months ended June 30, 2024 and the full year ended December 31, 2023, leaving approximately $4.0 million remaining under the share repurchase authorization.
The Company has an outstanding equity-classified warrant issued to an underwriter in August 2020 (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant is exercisable at a per share exercise price of $11.00 and is exercisable at any time through August 4, 2025. As of June 30, 2024, no portion of the Underwriter Warrant had been exercised.

In December of 2023, the Company completed an offering of common stock, which resulted in the issuance and sale by the Company of 2,450,000 shares of common stock, at a public offering price of $2.00 per share, generating gross

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
proceeds of $4.9 million, of which the Company received approximately $4.2 million, after deducting underwriting discounts and other offering costs.
Note 12. Stock-based Compensation

The Company’s 2019 Omnibus Stock Incentive Plan (the “2019 Plan”) provides for granting stock options, restricted stock awards, and restricted stock units to employees, directors, contractors and consultants of the Company. As of June 30, 2024, there were no shares available for future grants under the 2019 Plan.
Restricted Stock Awards
Following is the restricted stock award activity for the three and six months ended June 30, 2024:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	1,766,417	$10.01
Granted	244,122	2.63
Vested	(595,108)	8.61
Forfeited	(168,903)	9.19
Nonvested at March 31, 2024	1,246,528	$9.34
Granted	105,632	1.64
Vested	(452,387)	6.96
Forfeited	(73,458)	5.82
Nonvested at June 30, 2024	826,315	$9.98
Restricted Stock Unit Awards
During 2023, the Company commenced granting restricted stock units to employees and agents.
The following is the restricted stock unit award activity for the three and six months ended June 30, 2024:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	2,191,297	$4.94
Granted	597,965	2.02
Vested	(91,686)	3.83
Forfeited	(66,192)	4.63
Nonvested at March 31 2024	2,631,384	$4.32
Granted	423,204	1.70
Vested	(137,285)	4.51
Forfeited	(139,588)	3.95
Nonvested at June 30, 2024	2,777,715	$3.93
Stock Option Awards
There were no stock option awards granted during the six-month period ended June 30, 2024.
Stock-based Compensation expense

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock-based compensation expense related to all awards issued under the Company’s stock compensation plans for the three and six months ended June 30, 2024 and 2023 was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commission and other agent-related cost	$713	$1,070	$1,568	$2,068
Operations and support	116	283	298	485
Technology and development	37	50	92	72
General and administrative	1,584	1,645	3,064	3,152
Marketing	49	137	129	228
Total stock-based compensation	$2,499	$3,185	$5,151	$6,005
At June 30, 2024, the total unrecognized compensation cost related to nonvested restricted stock awards was $1.2 million, which is expected to be recognized over a weighted average period of approximately six months.
At June 30, 2024, the total unrecognized compensation cost related to nonvested restricted stock units was $3.9 million, which the Company expects to recognize over a weighted average period of approximately ten months.
Note 13. Related Party Transactions
We leased office space from entities affiliated with certain of our employees until May 2024. We paid $0.1 million in total rent expense under these leases for each of the three months ended June 30, 2024 and 2023, and we paid $0.2 million in total rent expense under these leases for each of the six months ended June 30, 2024 and 2023.
Marketing expense for each of the three-month periods ended June 30, 2024 and 2023 includes approximately $0.1 million, paid to related parties in exchange for the Company receiving marketing services.
Marketing expense for each of the six-month periods ended June 30, 2024 and 2023 includes approximately $0.2 million paid to related parties in exchange for the Company receiving marketing services.
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
The calculation of basic and diluted net loss per share attributable to common stock was as follows (amounts in thousands except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stock—basic and diluted	$(1,294)	$(4,345)	$(7,221)	$(10,046)
Denominator:
Weighted-average basic and diluted shares outstanding	19,763,055	16,023,981	19,470,764	16,017,560

Net loss per share attributable to common stock—basic and diluted	$(0.07)	$(0.27)	$(0.37)	$(0.63)

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	147,707	147,707	147,707	147,707
Non-vested restricted stock awards	826,315	1,979,578	826,315	1,979,578
Non-vested restricted stock units	2,777,715	1,300,494	2,777,715	1,300,494
Common stock warrants	240,100	240,100	240,100	240,100
Convertible debt	583,333	583,333	583333	583,333
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
The Company has historically maintained a valuation allowance against deferred tax assets and reported only minimal current state tax expense. For the three and six months ended June 30, 2024, the Company recorded income tax (benefit) expense of approximately $(0.01) million and $0.01 million, respectively, compared to $0.03 million and $0.04 million recorded income tax expense for the three and six ended June 30, 2023, respectively. The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses, but records a net deferred tax liability when reversals of deferred tax liabilities that relate to indefinite-live intangible assets may not be used in realizing deferred tax assets.

The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The application of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the six months ended June 30, 2024 or the year ended December 31, 2023. Due to the Company's carryforward of net operating losses the statute of limitations remains open subsequent to and including the year ended December 31, 2015.
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
Revenue and Adjusted EBITDA are the primary measures used by the CODM to evaluate financial performance of the reportable segments and to allocate resources. Adjusted EBITDA represents the revenues of the operating segment less operating expenses directly attributable to the respective operating segment. Adjusted EBITDA is defined by us as net income (loss), excluding other income and expense, costs related to acquisitions, income taxes, depreciation and amortization, and stock-based compensation expense. In particular, the Company believes the exclusion of non-cash stock-based compensation expense related to restricted stock awards, restricted stock units, and stock options and transaction-

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
related costs provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. The Company’s presentation of Adjusted EBITDA might not be comparable to similar measures used by other companies.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The balance sheet is managed on a consolidated basis and is not used in the context of segment reporting.
Key operating data for the reportable segments for the three and six months ended June 30, 2024 and 2023 are set forth in the tables below (amounts in thousands):

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Real estate brokerage	$83,125	$94,633	$148,510	$167,803
Mortgage	3,682	2,019	5,946	3,483
Technology	1,105	792	2,222	1,549
Corporate and other services (a)	1,295	2,645	3,032	4,795
Total revenue	$89,207	$100,089	$159,710	$177,630

	Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Real Estate Brokerage	$1,549	$2,570	$2,392	$3,868
Mortgage	15	(237)	(505)	(804)
Technology	220	(418)	193	(630)
Total Segment Adjusted EBITDA	1,784	1,915	2,080	2,434
Corporate and other services (a)	(1,595)	(1,457)	(3,412)	(3,345)
Total Company Adjusted EBITDA	189	458	(1,332)	(911)
Gain on sale of business	(2,958)	—	(2,958)	—
Stock based compensation	2,499	3,185	5,151	6,005
Depreciation and amortization	1,319	1,510	2,799	2,867
Other expense, net	629	83	886	226
Income tax (benefit) expense	(6)	25	11	37
Net loss	$(1,294)	$(4,345)	$(7,221)	$(10,046)
_____________________________________________________________
(a)Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and other services line.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Sale of Business

On May 3, 2024, the Company completed the sale of its Dagley Insurance Agency operations (the "Disposal Group"), which was included in the Company's Corporate and Other Services segment, back to the former owner. The aggregate selling price was $15.0 million, excluding closing adjustments, of which approximately (i) $7.8 million, net of closing adjustments, was received by the Company in cash at closing, (ii) $4.0 million will be received in cash on the first anniversary of the closing date (a short-term receivable), and (iii) $3.0 million will be received in cash on the second anniversary of the closing date (a long-term receivable). The total gain on the transaction was approximately $3.0 million, which is recorded in the Gain on sale of business in the consolidated statements of earnings.

The Disposal Group did not meet the requirements to be classified as discontinued operations as the sale did not materially affect the Company's operations and did not represent a strategic shift for the Company. Our consolidated earnings from operations for the first four months of 2024 included net loss of $0.3 million from Dagley Insurance Agency.

The major classes of divested assets and liabilities were as follows (in thousands):

As of May 3, 2024
Assets divested
Cash and cash equivalents	$396
Restricted cash	1
Accounts receivable, net	91
Property and equipment, net	114
Lease right of use assets	333
Intangible assets, net	5,107
Goodwill	6,393
Other assets	68
Total assets divested	12,503

Liabilities divested
Accounts payable	172
Accrued and other current liabilities	125
Lease liability	333
Total liabilities divested	630

Disposal group, net	$11,873

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
Assets in Escrow
In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions, and is responsible for the proper disposition of these balances for its customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets, consistent with GAAP and industry practice. The balance amounted to $5.4 million and $1.4 million at June 30, 2024 and December 31, 2023, respectively.
Encompass Net Worth Requirements
In order to maintain approval from the U.S. Department of Housing and Urban Development to operate as a Title II non-supervised mortgagee, our indirect subsidiary Encompass is required as of each December 31 to have adjusted net worth of $1.0 million and must maintain liquid assets (cash, cash equivalents, or readily convertible instruments) of 20% of the required net worth. As of December 31, 2023, Encompass had adjusted net worth of approximately $2.4 million and liquid assets of $2.6 million.

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
Overview
Fathom Holdings Inc. (the “Company”, “Corporate”, “Our”, “We”), headquartered in Cary, North Carolina, is a national, technology-driven, end to end real estate services company integrating residential brokerage, mortgage, title, and SaaS offerings for brokers and agents. The Company’s brands include Fathom Realty, Encompass Lending, intelliAgent, LiveBy, Real Results, Verus Title and Cornerstone. Our primary operation, Fathom Realty (as defined below), operates as a real estate brokerage company, working with real estate agents to help individuals purchase and sell residential and commercial properties, primarily in the South, Atlantic, Southwest, and Western parts of the United States, with the intention of expanding into all states.
Fathom Realty Holdings, LLC, a Texas limited liability company (“Fathom Realty”), is a wholly-owned subsidiary of Fathom Holdings Inc. Fathom Realty owns 100% of 41 subsidiaries, each an LLC representing the state in which the entity operates (e.g. Fathom Realty NJ, LLC).
Corporate Developments During 2024
Starting in January 2024, we increased the agent’s annual fee which is charged on an agent’s first transaction of each anniversary year from $600 to $700. We also added a fee which affects sales of properties over $600,000 in addition to the agent’s existing transaction fee of $550. This new ‘High-Value Property Fee’ will consist of an additional $200 on properties priced between $600,000 and $999,999, and an additional fee of $250 charged for each $500,000 tier range in property price. (see our Current Report on Form 8-K filed with the SEC on November 28, 2023 for further information).

In August 2024, we introduced two innovative agent commission plans, Fathom Max and Fathom Share, complementing its existing plan and showcasing Fathom Realty's new revenue share program. The strategic initiative is designed to enhance agent recruitment and retention, drive accelerated and sustainable growth, and boost long-term profitability for the Company, while reinforcing Fathom's commitment to providing flexible, attractive options for real estate professionals.

Effective May 3, 2024, the Company sold its wholly-owned insurance agency, Dagley Insurance Agency, to its original owner.

Verus Title expanded its footprint in Utah, Colorado, and Virginia through the addition of LW Traveling Title, an established title insurance agency with nine team members.

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
In periods of economic growth, demand typically increases resulting in increasing home sales transactions and home sales prices. Similarly, a decline in economic growth, increasing interest rates and declining consumer confidence generally decreases demand. These are the trends we have been facing, however, mortgage interest rates have recently begun to decline. Additionally, industry litigation, and regulations imposed by local, state, and federal government agencies can also negatively impact the housing markets in which we operate. Finally, national and global events, geopolitical instability, that impact economic conditions and financial markets, including interest rates, can adversely impact the housing market.
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

In response to these macroeconomic and consumer demand developments, we took action to adjust our operations and manage our business towards longer-term profitability despite these adverse macroeconomic factors. We achieved our goal of reaching total company Adjusted EBITDA breakeven in the second quarter of 2023 although it turned marginally negative again in the following quarters through the current year first quarter. We achieved total company positive Adjusted EBITDA in the second quarter of 2024. Looking ahead, we remain focused on generating positive operating cash flow even in today’s market environment. We believe that our cost reduction initiatives, a potentially favorable interest rate environment for our mortgage business, the increase in agent transaction fees that became effective in January 2024, and our announced upcoming revenue share program have positioned our business for profitable growth in the future.

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

There could also be further changes in real estate industry practices. All of this has prompted discussion of changes to rules established by local or state real estate boards or multiple listing services. All of this may require changes to many brokers’ business models, including changes in agent and broker compensation. For example, many of our competitors may need to develop mechanisms and a plan that enable buyers and sellers to negotiate commissions. In contrast, our flat fee per real estate transaction model has always enabled our agents to negotiate their own fees. Our flat fee allows our agents greater ability to negotiate commissions, and we have no direct incentive to interfere with that. Our flat fee per real estate transaction model enables our agents to freely settle their transaction commissions at their own discretion. Starting in August of 2024, our new revenue share models will continue to enable our agents to freely settle their transaction commissions at their own discretion. The Company will continue to monitor ongoing and similar antitrust litigation against our competitors, however, as our agent compensation model fully supports commission negotiation, we do not expect to have to change our compensation model in a manner that would adversely affect our financial condition and results of operations. However, the litigation and its ramifications could cause unforeseen turmoil in our industry, the impacts of which could have a negative effect on us as an industry participant.
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
As of June 30, 2024 and June 30, 2023, we had approximately 12,224 and 10,930 agent licenses, respectively. These figures represent growth of approximately 12% year-over-year.
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
Components of Our Results of Operations
Revenue
Our revenue primarily consists of commissions generated from real estate brokerage services. We also have other service revenue, including mortgage lending, title insurance, and SaaS revenues.
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
Insurance Agency Service Revenues
The revenue streams for the Company’s home and other insurance agency services business are primarily comprised of new and renewal commissions paid by insurance carriers. The transaction price is set as the estimated commissions to be received over the term of the policy based upon an estimate of premiums placed, policy changes and cancellations, net of restraint. The commissions are earned upon the effective date of the associated policies when control of the policy transfers to the client. This income stopped on May 3, 2024 upon our sale of Dagley Insurance Agency.
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
Operations and support
Operations and support consist primarily of direct cost to fulfill the services from our mortgage lending, title services, insurance (until May 2024), and other services provided. We expect operations and support to continue to rise over the longer term in proportion to the expected growth in our operations.
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
Depreciation and amortization
Depreciation and amortization represent the depreciation charged on our fixed assets and intangible assets other than capitalized software. Depreciation expense is recorded on a straight-line method, based on estimated useful lives of three to five years for computer hardware, seven years for furniture and equipment and seven years for vehicles. Leasehold improvements are depreciated over the lesser of the life of the lease term or the useful life of the improvements. Amortization expense consists of amortization recorded on acquisition-related intangible assets, excluding purchased software. Customer relationships are amortized on an accelerated basis, which coincides with the period of economic benefit we expect to receive. All other finite-lived intangibles are amortized on a straight-line basis over the term of the expected benefit. Purchased software and capitalized software development costs are amortized on a straight-line basis over the term of the expected benefit and the respective amortization expense is included in technology and development expense. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we do not amortize goodwill.
Income Taxes

Income tax expense primarily consists of deferred tax liabilities in excess of the Company's deferred tax assets and also includes current state income tax expense not offset by state net operating loss carryforwards.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023 (in thousands)
Revenue

	Three Months Ended June 30,		Change
	2024	2023	Dollars	Percentage
Gross commission income	$83,125	$94,633	$(11,508)	(12)%
Other service revenue	6,082	5,456	626	11%
Total revenue	$89,207	$100,089	$(10,882)	(11)%
For the three months ended June 30, 2024, gross commission income decreased by approximately $11.5 million, or 12%, as compared with the three months ended June 30, 2023. This decrease was primarily attributable to a 8% decrease in transaction volume; there were 10,137 real estate transactions during the three months ended June 30, 2024, compared to 11,010 transactions during the three months ended June 30, 2023. Our transaction volume decreased primarily due to the continuation of high mortgage interest rates. During the three months ended June 30, 2024, average revenue per transaction was 8,200, a 5% decrease compared to $8,593 during the three months ended June 30, 2023, primarily attributable to an increase in lease transactions compared to sale transactions, and a small decrease in commission percentages.

For the three months ended June 30, 2024, other service revenue increased by approximately $0.6 million, or 11%, as compared with the three months ended June 30, 2023. This increase was primarily attributable to an increase in activity from our mortgage business segment during the second quarter of 2024 as we have strategically increased our loan officer team resulting in an increase in loan volume, partially offset by the absence of revenues attributable to the sale of our insurance business effective May 3, 2024.

	Three Months Ended June 30,		Change
	2024	2023	Dollars	Percentage
Commission and other agent-related costs	$78,045	$88,892	$(10,847)	(12)%
Operations and support	2,676	1,904	772	41%
Technology and development	1,906	1,875	31	2%
General and administrative	8,904	9,908	(1,004)	(10)%
Marketing	759	927	(168)	(18)%
Depreciation and amortization	546	820	(274)	(33)%
Total operating expenses	$92,836	$104,326	$(11,490)	(11)%

For the three months ended June 30, 2024, commission and other agent-related costs decreased by approximately $10.8 million, or 12%, as compared with the three months ended June 30, 2023. Commission and other agent-related costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the decrease in commission and other agent-related costs compared to the same period in 2023 was primarily attributable to a decrease in agent commissions paid due to lower transaction volume mainly due to continued high mortgage interest rates. We also received increased fees from our new fee structure that started in 2024, which added a "High-Value Property Fee" to certain properties and partially offset the decrease in commission and other agent related costs.
For the three months ended June 30, 2024, operations and support expenses were $2.7 million, an increase of approximately $0.8 million, or 41%, as compared with the three months ended June 30, 2023. This increase was primarily the result of increased activity in the Company's mortgage business.

For the three months ended June 30, 2024, technology and development expenses attributable to our ongoing investment in the intelliAgent platform and our LiveBy business were consistent to the three months ending June 30, 2023.

For the three months ended June 30, 2024, general and administrative expenses decreased by approximately $1.0 million, or 10%, as compared with the three months ended June 30, 2023. The decrease was primarily due to the absence of costs attributable to the sale of our insurance business effective May 3, 2024.
For the three months ended June 30, 2024, marketing expenses decreased by approximately $0.2 million, or 18%, as compared with the three months ended June 30, 2023. The decrease in marketing expenses is primarily related to leveraging internal resources and optimizing advertising expenditure.

For the three months ended June 30, 2024, depreciation and amortization expenses decreased by approximately $0.3 million largely due to the absence of amortization related to our insurance business that we sold effective May 3, 2024.
Income Taxes
The Company recorded income tax (benefit) expense of approximately $(0.01) million and $0.03 million for the three months ended June 30, 2024 and 2023, respectively. This tax expense is primarily the result of current state income tax liabilities and deferred tax expense related to deferred tax liabilities that cannot be fully offset by deferred tax assets.
Comparison of the Six Months Ended June 30, 2024 and 2023 (dollar amounts in thousands)
Revenue

	Six Months Ended June 30,		Change
	2024	2023	Dollars	Percentage
Gross commission income	$148,510	$167,803	$(19,293)	(11)%
Other service revenue	11,200	9,827	1,373	14%
Total revenue	$159,710	$177,630	$(17,920)	(10)%
For the six months ended June 30, 2024, gross commission income decreased by approximately $19.3 million, or 11%, as compared with the six months ended June 30, 2023. This decrease was primarily attributable to a 11% decrease in transaction volume; 17,446 real estate transactions during the six months ended June 30, 2024 compared to 19,500 transactions during the six months ended June 30, 2023. Our transaction volume decreased primarily due to continued high mortgage interest rates. During the six months ended June 30, 2024, average revenue per transaction was 8,513 a 1% decrease compared to $8,605 during the six months ended June 30, 2023 primarily attributable to an increase in lease transactions compared to sale transactions and a small decrease in commission percentages.

For the six months ended June 30, 2024, other service revenue increased by approximately $1.4 million, or 14%, as compared with the six months ended June 30, 2023. This increase was primarily attributable to an increase in activity of our mortgage business segment, partially offset by the absence of revenues attributable to the sale of our insurance business effective May 3, 2024.
Operating Expenses

	Six Months Ended June 30,		Change
	2024	2023	Dollars	Percentage
Commission and other agent-related costs	$139,212	$158,064	$(18,852)	(12)%
Operations and support	4,785	3,518	1,267	36%
Technology and development	3,856	3,454	402	12%
General and administrative	18,506	19,219	(713)	(4)%
Marketing	1,359	1,643	(284)	(17)%
Depreciation and amortization	1,274	1,515	(241)	(16)%
Total operating expenses	$168,992	$187,413	$(18,421)	(10)%

For the six months ended June 30, 2024, commission and other agent-related costs decreased by approximately $18.9 million, or 12%, as compared with the six months ended June 30, 2023. The change was primarily attributable to a decrease in agent commissions paid due to lower transaction volume mainly due to continued high mortgage interest rates.

We also received increased fees from our new fee structure that started in 2024, which added a "High-Value Property Fee" to certain properties and partially offset the decrease in commission and other agent related costs.

For the six months ended June 30, 2024, operations and support expenses were $4.8 million, an increase of approximately $1.3 million, or 36%, as compared with the six months ended June 30, 2023. This increase was primarily the result of increased activity in the Company's mortgage business.
For the six months ended June 30, 2024, technology and development expenses increased by approximately $0.4 million, or 12%, as compared with the six months ending June 30, 2023. The increase was attributable to our ongoing investment in the intelliAgent platform and our LiveBy business, and to higher amortization related to capitalized technology development costs.

For the six months ended June 30, 2024, general and administrative expenses decreased by approximately $0.7 million, or 4%, as compared with the six months ended June 30, 2023. The decrease was primarily due to the absence of costs attributable to the sale of our insurance business effective May 3, 2024.
For the six months ended June 30, 2024, marketing expenses decreased by approximately $0.3 million, or 17%, as compared with the six months ended June 30, 2023. The decrease in marketing expenses is primarily related to leveraging internal resources and optimizing advertising expenditure.
For the six months ended June 30, 2024, depreciation and amortization expenses remained relatively constant., compared to the six months ended June 30, 2023.
Income Taxes
The Company recorded income tax expense of approximately $0.01 million and $0.04 million for the six months ended June 30, 2024 and 2023, respectively. This tax expense is primarily the result of current state income tax liabilities and deferred tax expense related to deferred tax liabilities that cannot be fully offset by deferred tax assets.
Liquidity and Capital Resources (dollar amounts in thousands)
Capital Resources

	June 30, 2024	December 31, 2023	Change
			Dollars	Percentage
Current assets	$33,924	$23,194	$10,730	46%
Current liabilities	22,286	16,352	5,934	36%
Net working capital	$11,638	$6,842	$4,796	70%

To date, our principal sources of liquidity have been the net proceeds we received through public offerings and private sales of our common stock, the sale of one of our businesses, as well as proceeds from loans. As of June 30, 2024, our cash and cash equivalents totaled approximately $10.8 million, which represented an increase of approximately $3.2 million compared to December 31, 2023. As of June 30, 2024, we had net working capital of approximately $11.6 million, which represented an increase of $4.8 million compared to December 31, 2023. As noted above, in May 2024 we sold our wholly-owned subsidiary Dagley Insurance Agency business for approximately $15.0 million in cash, $7.8 million of which we received at closing, bolstering our current cash position.
We anticipate that our existing balances of cash and cash equivalents and future expected cash flows generated from our operations and from the sale of our insurance business will be sufficient to satisfy our operating requirements for at least the next twelve months from the date of the issuance of the unaudited interim consolidated financial statements.
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
Cash Flows
Comparison of the Six Months Ended June 30, 2024 and 2023 (dollar amounts in thousands)

	Six Months Ended June 30,		Change
	2024	2023	Dollars	Percentage
Net cash used in operating activities	$(4,041)	$(4,737)	$696	15%
Net cash provided by (used in) investing activities	$6,100	$(909)	$7,009	771%
Net cash provided by financing activities	$1,181	$6,437	$(5,256)	82%
Cash Flows from Operating Activities
Net cash used in operating activities for the six months ended June 30, 2024 consisted of a net loss of $7.2 million, a gain on sale of a business of $2.9 million, non-cash charges of $5.7 million, including $5.2 million of stock-based compensation expense and $2.8 million of depreciation and amortization, partially offset by $3.2 million in gains on the sales of mortgages. Changes in assets and liabilities were primarily driven by $131.5 million in mortgage loan originations and; partially offset by $132.8 million in proceeds from the sales and principal payments on mortgage loans held for sale, operating lease liabilities decrease of $1.0 million, as well as, a $0.3 million increase in accrued and other current liabilities, and $1.2 million in prepaid and other current assets.
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
Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024 primarily consisted of proceeds from the sale of Dagley Insurance Agency of $7.8 million, partially offset by the purchases of intangible assets related to technology development of $1.2 million.
Net cash used in investing activities for the six months ended June 30, 2023 primarily consisted of $0.9 million for purchases of intangible assets related to technology development, and to $0.01 million for purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 consisted primarily of approximately $1.7 million in net activity on our warehouse lines of credit., partially offset by $0.3 million in principal payments on debt and $0.2 million in deferred acquisition payments.
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

We believe that Adjusted EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted EBITDA. In particular, we believe the exclusion of share-based compensation expense and transaction-related costs associated with our acquisition activity provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. Adjusted EBITDA also excludes other income and expense, net which primarily includes typically nonrecurring expense items, such as, legal fees associated with the NAR case, minor legal settlement claims, severance costs, professional fees related to investigating potential financing opportunities, if applicable.
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
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented (amount in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(1,294)	$(4,345)	$(7,221)	$(10,046)
Gain on sale of business	(2,958)	-	(2,958)	-
Stock based compensation	2,499	3,185	5,151	6,005
Depreciation and amortization	1,319	1,510	2,799	2,867
Other expense, net	629	83	886	226
Income tax (benefit) expense	(6)	25	11	37
Adjusted EBITDA	$189	$458	$(1,332)	$(911)
Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of our critical accounting estimates in the Management's Discussion and

Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the six months ended June 30, 2024.

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
The Company is also considered a small reporting company ("SRC") as of June 30, 2024. Under the terms of the JOBS Act, a SRC has public float of less than $250 million or has less than $100 million in annual revenue and no public float or public float less than $700 million. Being a SRC allows the Company to include less extensive narrative disclosure than required of other reporting companies, particularly concerning executive compensation. It also provides audited financial statements for two fiscal years, in contrast to non-SRCs, which must provide audited financial statements for three fiscal years.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on the evaluation of our Chief Executive Officer, who is also our Chief Financial Officer, it was concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities.
Sales of Unregistered Sales
None.
Issuer Repurchases of Equity Securities
There were no equity repurchases for the six months ended June 30, 2024. The approximate dollar value of shares that may yet be purchased pursuant to the repurchase program is $4.0 million. Management has no plans to repurchase additional shares at this time.

Item 6. Exhibits.

Exhibit Number	Description
2.1
Equity Purchase Agreement, dated as of May 3, 2024, by an among E4:9 Holdings, LLC, Dagley Insurance Agency, LLC, D6 Holdings, LLC and Nathan Dagley (incorporated by reference to Exhibit 2.1 in the Form 8-K filed on May 9, 2024).

31.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2024 and 2023; (iii) Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2024 and 2023; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three and Six Months Ended June 30, 2024 and 2023; and (v) Notes to Unaudited Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

FATHOM HOLDINGS INC.

Date: August 13, 2024	By:	/s/ Marco Fregenal
Marco Fregenal
Chief Executive Officer, President and Chief Financial Officer (Principal Financial and Accounting Officer)