Form 10-Q
period 2024-09-30
Fathom Holdings Inc.
filed 2024-11-12
CIK 1753162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2024, the registrant had 22,620,255 shares of common stock outstanding.

FATHOM HOLDINGS INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2024

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$13,104	$7,399
Restricted cash	322	141
Accounts receivable	3,210	3,352
Other receivable - current	4,000	—
Mortgage loans held for sale, at fair value	9,033	8,602
Prepaid and other current assets	5,336	3,700
Total current assets	35,005	23,194
Property and equipment, net	1,945	2,340
Lease right of use assets	4,017	4,150
Intangible assets, net	17,537	23,909
Goodwill	19,344	25,607
Other receivable - long-term	3,000	—
Other assets	81	58
Total assets	$80,929	$79,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,932	$3,396
Accrued and other current liabilities	4,129	2,681
Warehouse lines of credit	8,642	8,355
Lease liability - current portion	1,275	1,504
Long-term debt - current portion	3,671	416
Total current liabilities	22,649	16,352
Lease liability, net of current portion	3,782	3,824
Long-term debt, net of current portion	5,089	3,467
Other long-term liabilities	2,297	381
Total liabilities	33,817	24,024
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock (no par value, shares authorized, 100,000,000; shares issued and outstanding, 21,798,554 and 20,671,515 as of September 30, 2024 and December 31, 2023, respectively)	—	—
Additional paid-in capital	134,040	126,820
Accumulated deficit	(86,928)	(71,586)
Total stockholders' equity	47,112	55,234
Total liabilities and stockholders’ equity	$80,929	$79,258
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Gross commission income	$78,563	$88,247	$227,073	$256,050
Other service revenue	5,170	5,277	16,370	15,104
Total revenue	83,733	93,524	243,443	271,154
Operating expenses
Commission and other agent-related costs	74,187	83,770	213,399	241,834
Operations and support	2,293	1,886	7,079	5,404
Technology and development	2,044	1,760	5,900	4,674
General and administrative	8,660	9,793	27,166	29,552
Litigation contingency	3,099	—	3,437	—
Marketing	767	796	2,126	2,439
Depreciation and amortization	444	891	1,718	2,406
Total operating expenses	91,494	98,896	260,825	286,309
Gain on sale of business	—	—	(2,958)	—
Loss from operations	(7,761)	(5,372)	(14,424)	(15,155)
Other expense (income), net
Interest expense, net	104	88	318	151
Other nonoperating expense	238	18	572	181
Other expense, net	342	106	890	332
Loss before income taxes	(8,104)	(5,478)	(15,314)	(15,487)
Income tax expense	17	18	28	55
Net loss	$(8,121)	$(5,496)	$(15,342)	$(15,542)
Net loss per share:
Basic	$(0.40)	$(0.34)	$(0.78)	$(0.97)
Diluted	$(0.40)	$(0.34)	$(0.78)	$(0.97)
Weighted average common shares outstanding:
Basic	20,429,791	16,074,225	19,792,773	16,036,656
Diluted	20,429,791	16,074,225	19,792,773	16,036,656
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2024	21,007,879	$—	$131,943	$(78,807)	$53,136
Stock-based compensation, net of forfeitures	790,675	—	1,967	—	1,967
Other	—	—	130	—	130
Net loss	—	—	—	(8,121)	(8,121)
Balance at September 30, 2024	21,798,554	$—	$134,040	$(86,928)	$47,112

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2023	18,121,402	$—	$115,631	$(57,651)	$57,980
Stock-based compensation, net of forfeitures	53,071	—	3,320	—	3,320
Net loss	—	—	—	(5,496)	(5,496)
Balance at September 30, 2023	18,174,473	$—	$118,951	$(63,147)	$55,804

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2023	20,671,515	$—	$126,820	$(71,586)	$55,234
Stock-based compensation, net of forfeitures	1,127,039	—	7,118	—	7,118
Offering costs in connection with public offering	—	—	(28)	—	(28)
Other	—	—	130	—	130
Net loss	—	—	—	(15,342)	(15,342)
Balance at September 30, 2024	21,798,554	$—	$134,040	$(86,928)	$47,112

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2022	17,468,562	$—	$109,626	$(47,605)	$62,021
Stock-based compensation, net of forfeitures	705,911	—	9,325	—	9,325
Net loss	—	—	—	(15,542)	(15,542)
Balance at September 30, 2023	18,174,473	$—	$118,951	$(63,147)	$55,804

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

01
FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,342)	$(15,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,050	4,466
Gain on sale of business	(2,958)	—
Non-cash lease expense	1,372	1,291
Other non-cash	—	200
Deferred financing cost amortization	—	46
Gain on sale of mortgages	(5,033)	(2,778)
Stock-based compensation	7,118	9,325
Deferred income taxes	—	14
Change in operating assets and liabilities:
Accounts receivable	51	(1,050)
Prepaid and other current assets	(1,704)	(136)
Other assets	(23)	(7)
Accounts payable	1,708	59
Accrued and other current liabilities	1,383	(3)
Operating lease liabilities	(1,510)	(1,412)
Other long-term liabilities	1,916	—
Mortgage loans held for sale originations	(192,230)	(111,722)
Proceeds from sale and principal payments on mortgage loans held for sale	196,832	111,043
Net cash used in operating activities	(4,371)	(6,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(46)	(21)
Purchase of intangible assets	(2,160)	(1,337)
Proceeds from sale of business	7,435	—
Other investing activities	(130)	—
Net cash provided by (used in) investing activities	5,099	(1,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(557)	(566)
Proceeds from note payable, net $100 and $200 in loan costs respectively	5,435	3,768
Borrowings from warehouse lines of credit	191,837	108,398
Repayment on warehouse lines of credit	(191,550)	(105,088)
Other financing	20	(366)
Payment of offering cost in connection with issuance of common stock in connection with public offering	(28)	(200)
Net cash provided by financing activities	5,157	5,946
Net increase in cash, cash equivalents, and restricted cash	5,886	(1,618)
Cash, cash equivalents, and restricted cash at beginning of period	7,540	8,380
Cash, cash equivalents, and restricted cash at end of period	$13,426	$6,762

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$299	$188
Right of use assets obtained in exchange for new lease liabilities	$1,572	$175
Other receivables related to sale of business	$7,000	$—
Income taxes paid	$2	$50
Amounts due to seller	$300	$—

Reconciliation of cash and restricted cash:
Cash and cash equivalents	$13,104	$6,616
Restricted cash	322	146
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$13,426	$6,762
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
On November 1, 2024, the Company acquired My Home Group ("MHG"). MHG is a real estate agency group with over 2,200 agents. This acquisition increases the Company's real estate brokerage and ancillary business presence in Arizona and Washington.
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
Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $15.3 million and $15.5 million for the nine months ended September 30, 2024 and 2023, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business organically and via acquisitions. The Company received net proceeds of $4.9 million in September 2024 and $3.3 million in April 2023 from the issuance of convertible notes. The Company also received $3.5 million of net proceeds from the issuance of an equity offering in December 2023. The Company received cash of approximately $7.8 million, a $4.0 million note receivable due in May 2025, and a $3.0 million note receivable due in May 2026 from the sale of Dagley Insurance Agency in May 2024. The Company had cash and cash equivalents of $13.1 million and $7.4 million as of September 30, 2024 and December 31, 2023, respectively. Management believes that existing cash along with its budget, which includes an increase in agent fees implemented in January 2024, growth from increasing attach rates across the Company’s businesses from internal referrals, and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements.

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
The FASB issued ASU 2022-06 - Reference Rate Reform (Topic 848) ("ASU 2022-06") that provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance in this ASU is optional and may be elected through December 31, 2024 as reference rate reform activities occur. We will continue to evaluate the impact of this ASU; however, we currently expect to avail ourselves of such optional expedients and exceptions should our modified contracts meet the required criteria.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Intangible Assets, Net
Intangible assets, net consisted of the following (amounts in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$5,226	$(1,711)	$3,515
Software development	16,618	(7,623)	8,995
Customer relationships	2,020	(672)	1,348
Agent relationships	6,016	(2,469)	3,547
Know-how	430	(297)	133
	$30,310	$(12,773)	$17,537

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$7,956	$(2,058)	$5,898
Software development	14,159	(5,517)	8,642
Customer relationships	8,180	(3,199)	4,981
Agent relationships	6,016	(1,825)	4,191
Know-how	430	(233)	197
	$36,741	$(12,832)	$23,909
Estimated future amortization of intangible assets as of September 30, 2024 was as follows (amounts in thousands):

Years Ending December 31,
2024 (remaining)	$1,197
2025	4,648
2026	4,091
2027	3,162
2028	2,095
Thereafter	2,344
Total	$17,537
The aggregate amortization expense for intangible assets was $1.1 million and $1.3 million, of which $0.8 million and $0.7 million was included in technology and development expense, for the three months ended September 30, 2024 and 2023, respectively.
The aggregate amortization expense for intangible assets was $3.8 million and $4.0 million, of which $2.3 million and $2.1 million, respectively, was included in technology and development expense, for the nine months ended September 30, 2024 and 2023, respectively.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Goodwill
The carrying amounts of goodwill by reportable segment as of September 30, 2024 and December 31, 2023 were as follows (amounts in thousands):

	Real Estate Brokerage	Mortgage	Technology	Other (a)	Total
Balance at September 30, 2024	$2,690	$10,428	$4,168	$2,058	$19,344

	Real Estate Brokerage	Mortgage	Technology	Other (a)	Total
Balance at December 31, 2023	$2,690	$10,428	$4,168	$8,321	$25,607
_____________________________________________________________
(a)Other comprises goodwill not assigned to a reportable segment.
The decrease in the balance of goodwill occurred in the second quarter of 2024 and was primarily attributable to the sale of Dagley Insurance Agency (see Note 17).
The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the nine months ended September 30, 2024, no events occurred that indicated it was more likely than not that goodwill was impaired. The Company plans to conduct an annual goodwill impairment test in the fourth quarter of 2024.
Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (amounts in thousands):

	September 30, 2024	December 31, 2023
Deferred annual fee	$992	$948
Due to sellers	508	488
Accrued compensation	1,184	526
Other accrued liabilities	1,445	719
Total accrued and other current liabilities	$4,129	$2,681
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2024			December 31, 2023
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted -Average Interest Rate on Outstanding Borrowings	Borrowing Capacity	Outstanding Borrowings	Weighted -Average Interest Rate on Outstanding Borrowings
Bank A1	$10.0	$3.5	7.49%	$7.5	$3.5	7.57%
Bank B2	$10.0	$5.2	6.93%	$10.0	$4.8	7.35%
(1) Bank A's interest on funds borrowed is equal to the greater of 5.00%, or the 30-Day Secured Overnight Financing Rate (SOFR) plus 2.438%. The agreement ends in July 2025. Encompass was in compliance with debt covenants under this facility as of September 30, 2024.

(2) Bank B's interest on funds borrowed is equal to the greater of 5.75% or the 1-month CME Term SOFR plus 2.00%. The agreement ends in October 2024. As of September 30, 2024, Encompass was not in compliance with certain of these debt covenants under this facility related to earnings. Pursuant to the agreement signed on September 7, 2024, Encompass received a waiver for the non-compliant covenant. Bank B was replaced with Bank C in November 2024. Bank C extends a borrowing capacity of $10.0 million.
Note 8. Debt
Total debt consisted of the following (amounts in thousands):

	September 30, 2024	December 31, 2023
3.75% Small Business Administration installment loan due May 2050	$111	$117
Convertible note payable, less unamortized costs of $79	8,392	3,372
Director and officer (D&O) insurance policy promissory note [1]	203	179
Executive and officer (E&O) insurance policy promissory note [2]	54	215
Total debt	8,760	3,883
Long-term debt, current portion	(3,671)	(416)
Long-term debt, net of current portion	$5,089	$3,467
(1) The D&O note carries a 7.35% interest rate and is payable quarterly with the last quarterly payment due in April 2025.
(2) The E&O note carries 13.5% interest rate and is payable monthly with the last monthly payment being due in September 2024.

In September 2024, the Company sold and issued senior secured convertible promissory notes in aggregate principal amount of $5.0 million (the "2024 Notes") to an existing shareholder, who beneficially owns more than 5% of Fathom's common stock, and the chairman of the Company's Board of Directors in a private placement (the "2024 Offering"). The cash proceeds to the Company from the issuance of the 2024 Note were $4.9 million after deducting the 2024 Offering expense.
Interest on the 2024 Notes will be paid quarterly commencing on September 25, 2024, in cash on the principal amount at a rate which fluctuates every calendar month and is equal to (i) the monthly average Secured Overnight Financing Rate (SOFR) plus (ii) 4% per annum, subject to certain adjustments and a minimum rate of 8%. The 2024 Notes have a conversion price of $4.25 per share of common stock, representing an initial conversion premium of approximately 85% above the last reported sale price of Fathom's common stock on September 26, 2024. The 2024 Notes will mature on October 1, 2026, unless repurchased or converted in accordance with their terms prior to such date. The 2024 Notes may not be converted by either purchaser into shares of common stock if such conversion would result in the purchaser and its affiliates owning an aggregate of in excess of 19.99% of the then-outstanding shares of the Company’s common stock.
On April 13, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) and issued a Senior Secured Convertible Promissory Note in the principal amount of

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
$3.5 million (the “2023 Note”), in a private placement (combined with the 2024 Offering, the “Offerings”). The Company paid a placement agent fee in the amount of $175,000 in connection with the Offering. The cash proceeds to the Company from the issuance of the 2023 Note were $3.3 million, after deducting the placement agent fee and approximately $25,000 in purchaser expenses.
The Company shall pay interest to the Holder quarterly in cash on the principal amount of the 2023 Note at a rate that fluctuates every calendar month, and is equal to (i) the monthly average SOFR plus (ii) 5%, per annum (which interest rate may be increased as provided by the Purchase Agreement); provided, however, that in no event will the rate of interest for any month be less than 8% per annum. Interest shall be due and payable on the last calendar day of each quarter and on the maturity date, April 12, 2025 (the “Fixed Interest Payment Date”); provided, however, notwithstanding anything to the contrary provided in the Purchase Agreement or the Note, interest accrued but not yet paid will be due and payable upon any conversion, prepayment, and/or acceleration whether as a result of an Event of Default, as defined, or otherwise with respect to the principal amount being so converted, prepaid and/or accelerated.
In connection with the Offerings, the Company also entered into Security Agreements pursuant to which the 2023 Note and the 2024 Note are secured by all the Company’s existing and future assets.
All or any portion of the principal amount of the 2023 Note, plus accrued and unpaid interest and any late charges thereon, is convertible at any time, in whole or in part, at the Investor’s option, into shares of the Company’s common stock at an initial fixed conversion price of $6.00 per share, subject to certain customary adjustments. The 2023 Note imposes penalties on the Company for any failure to timely deliver any shares of the Company’s common stock issuable upon conversion. The 2023 Note may not be converted by the Investor into shares of common stock if such conversion would result in the Investor and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of the Company’s common stock, provided that upon 61 days’ notice, such ownership limitation may be adjusted by the Investor, but in any case, to no greater than 9.99%.

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
The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:
•Agreed prices from Interest Rate Lock Commitments (“IRLC”);
•Trading prices for derivative instruments; and
•Closing prices at September 30, 2024 and December 31, 2023 for derivative instruments.
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$9,033	$—	$9,033
Derivative assets	—	—	9	9
	$—	$9,033	$9	$9,042

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$8,602	$—	$8,602
Derivative assets	—	—	32	32
Derivative liabilities	—	—	(52)	(52)
	$—	$8,602	$(20)	$8,582
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The table below presents certain information related to lease costs for the Company’s operating leases (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$351	$402	$1,196	$1,308
Short-term lease expense	138	206	433	508
Total lease cost	$489	$608	$1,629	$1,816
The following table presents the weighted average remaining lease term and the weighted average discount rate related to operating leases:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (in years) - operating leases	4.3	3.9
Weighted average discount rate - operating leases	7.49%	6.33%
The following table presents the maturities of lease liabilities (amounts in thousands):

Years Ended December 31,	Operating Leases
2024 (remaining)	$400
2025	1,549
2026	1,383
2027	1,178
2028	898
Thereafter	547
Total minimum lease payments	5,955
Less effects of discounting	(898)
Present value of future minimum lease payments	$5,057
Note 11. Shareholders’ Equity
On March 10, 2022, the Company’s Board of Directors authorized an expenditure of up to $10.0 million for the repurchase of shares of the Company’s common stock. The share repurchase program does not have a fixed expiration. Under the program, repurchases can be made from time-to-time using a variety of methods, including open market transactions, privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended or discontinued at any time at the Company’s

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
discretion. There were no equity repurchases during the nine months ended September 30, 2024 and the full year ended December 31, 2023, leaving approximately $4.0 million remaining under the share repurchase authorization.
The Company has an outstanding equity-classified warrant issued to an underwriter in August 2020 (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant is exercisable at a per share exercise price of $11.00 and is exercisable at any time through August 4, 2025. As of September 30, 2024, no portion of the Underwriter Warrant had been exercised.

In December of 2023, the Company completed an offering of common stock, which resulted in the issuance and sale by the Company of 2,450,000 shares of common stock, at a public offering price of $2.00 per share, generating gross proceeds of $4.9 million, of which the Company received approximately $4.2 million, after deducting underwriting discounts and other offering costs.
Note 12. Stock-based Compensation

The Company’s 2019 Omnibus Stock Incentive Plan (the “2019 Plan”) provides for granting stock options, restricted stock awards, and restricted stock units to employees, directors, contractors and consultants of the Company. On August 19, 2024, the Company's shareholders approved an amendment to the 2019 Plan that increased the share reserve of the 2019 Plan by 1,600,000 shares from 5,760,778 shares to 7,360,778 shares.
Restricted Stock Awards
Following is the restricted stock award activity for the three and nine months ended September 30, 2024:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	1,766,417	$10.01
Granted	244,122	2.63
Vested	(595,108)	8.61
Forfeited	(168,903)	9.19
Nonvested at March 31, 2024	1,246,528	$9.34
Granted	105,632	1.64
Vested	(452,387)	6.96
Forfeited	(73,458)	5.82
Nonvested at June 30, 2024	826,315	$9.98
Granted	178,229	2.48
Vested	(235,404)	10.7
Forfeited	(33,721)	6.52
Nonvested at September 30, 2024	735,419	$8.08

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Unit Awards
During 2023, the Company commenced granting restricted stock units to employees and agents.
The following is the restricted stock unit award activity for the three and nine months ended September 30, 2024:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	2,191,297	$4.94
Granted	597,965	2.02
Vested	(91,686)	3.83
Forfeited	(66,192)	4.63
Nonvested at March 31 2024	2,631,384	$4.32
Granted	423,204	1.70
Vested	(137,285)	4.51
Forfeited	(139,588)	3.95
Nonvested at June 30, 2024	2,777,715	$3.93
Granted	497,312	2.45
Vested	(646,167)	5.33
Forfeited	(70,050)	4.66
Nonvested at September 30, 2024	2,558,810	$3.28
Stock Option Awards
There were no stock option awards granted during the nine-month period ended September 30, 2024.
Stock-based Compensation expense
Stock-based compensation expense related to all awards issued under the Company’s stock compensation plans for the three and nine months ended September 30, 2024 and 2023 was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commission and other agent-related cost	$826	$903	$2,394	$2,971
Operations and support	(33)	155	265	391
Technology and development	29	55	121	127
General and administrative	1,144	2,124	4,208	5,525
Marketing	1	83	130	311
Total stock-based compensation	$1,967	$3,320	$7,118	$9,325
At September 30, 2024, the total unrecognized compensation cost related to nonvested restricted stock awards was approximately $1.0 million, which is expected to be recognized over a weighted average period of approximately nine months.
At September 30, 2024, the total unrecognized compensation cost related to nonvested restricted stock units was $3.54 million, which the Company expects to recognize over a weighted average period of approximately ten months.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Related Party Transactions

In September 2024, the Company sold and issued senior secured convertible promissory notes in aggregate principal amount of $5.0 million (the "2024 Notes") to an existing shareholder, who beneficially owns more than 5% of Fathom's common stock, and the chairman of the Company's Board of Directors in a private placement (the "2024 Offering"). The cash proceeds to the Company from the issuance of the 2024 Note were $4.9 million after deducting the 2024 Offering expense.
In September 2024, IntelliAgent, a wholly owned subsidiary of the Company, purchased Hometown Heroes, LLC from Joshua Harley, the founder and former Chief Executive Officer of the Company, who is an employee of the Company and holds greater than 20% of its outstanding stock. The purchase price was $500,000, of which $200,000 was paid at closing with the remaining balance to be paid in five monthly installments of $60,000 beginning in October 2024 and ending in February 2025. The terms of the transaction were approved by the disinterested members of the Company's Board of Directors in accordance with related-party transaction policies of the Company.
We leased office space from entities affiliated with certain of our employees until May 2024. We paid $0.1 million in total rent expense under these leases for each of the three months ended September 30, 2024 and 2023, and we paid $0.3 million in total rent expense under these leases for each of the nine months ended September 30, 2024 and 2023.
Marketing expense for each of the three-month periods ended September 30, 2024 and 2023 includes approximately $0.1 million, paid to related parties in exchange for the Company receiving marketing services.
Marketing expense for the nine-month period ended September 30, 2024 includes approximately $0.2 million paid to related parties in exchange for the Company receiving marketing services compared to $0.3 million for the nine-month period ended September 30, 2023.

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
The calculation of basic and diluted net loss per share attributable to common stock was as follows (amounts in thousands except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stock—basic and diluted	$(8,121)	$(5,496)	$(15,342)	$(15,542)
Denominator:
Weighted-average basic and diluted shares outstanding	20,429,791	16,074,225	19,792,773	16,036,656

Net loss per share attributable to common stock—basic and diluted	$(0.40)	$(0.34)	$(0.78)	$(0.97)

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	147,707	147,707	147,707	147,707
Non-vested restricted stock awards	826,315	1,981,597	826,315	1,981,597
Non-vested restricted stock units	2,777,715	1,977,986	2,777,715	1,977,986
Common stock warrants	240,100	240,100	240,100	240,100
Convertible debt	1,759,804	583,333	1,759,804	583,333
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
The Company has historically maintained a valuation allowance against deferred tax assets and reported only minimal current state tax expense. For the three and nine months ended September 30, 2024, the Company recorded income tax (benefit) expense of approximately $0.02 million and $0.03 million, respectively, compared to $0.02 million and $0.06 million recorded income tax expense for the three and nine months ended September 30, 2023, respectively. The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses, but records a net deferred tax liability when reversals of deferred tax liabilities that relate to indefinite-live intangible assets may not be used in realizing deferred tax assets.

The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The application of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the nine months ended September 30, 2024 or the year ended December 31, 2023. Due to the Company's carryforward of net operating losses, the statute of limitations remains open subsequent to and including the year ended December 31, 2015.
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
Our CODM makes operating decisions and assesses performance based on the services of identified operating segments and has identified three reportable segments: Real Estate Brokerage; Mortgage; and Technology. Through its Real Estate Brokerage segment, the Company provides real estate brokerage services. Through its Mortgage segment, the Company provides residential loan origination and underwriting services. Through its Technology segment, the Company provides SaaS solutions and data mining for third party customers and continues to develop its IntelliAgent platform for current use by the Company’s real estate agents.
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
Key operating data for the reportable segments for the three and nine months ended September 30, 2024 and 2023 are set forth in the tables below (amounts in thousands):

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Real estate brokerage	$78,563	$88,247	$227,073	$256,050
Mortgage	2,931	1,921	8,877	5,404
Technology	1,138	836	3,360	2,385
Corporate and other services (a)	1,101	2,520	4,133	7,315
Total revenue	$83,733	$93,524	$243,443	$271,154

	Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Real Estate Brokerage	$817	$1,582	$3,209	$5,450
Mortgage	(319)	(293)	(824)	(1,097)
Technology	152	(514)	345	(1,144)
Total Segment Adjusted EBITDA	650	775	2,730	3,209
Corporate and other services (a)	(2,095)	(1,028)	(5,507)	(4,373)
Total Company Adjusted EBITDA	(1,445)	(253)	(2,777)	(1,164)
Gain on sale of business	—	—	(2,958)	—
Stock based compensation	1,967	3,320	7,118	9,325
Litigation contingency	3,099	—	3,437	—
Depreciation and amortization	1,251	1,599	4,050	4,466
Other expense, net	342	106	890	332
Other non-cash items and transaction costs	—	200	—	200
Income tax (benefit) expense	17	18	28	55
Net loss	$(8,121)	$(5,496)	$(15,342)	$(15,542)
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 18. Commitments and Contingencies
Legal Proceedings

In September 2024, Fathom Realty, a wholly owned subsidiary of Fathom Holdings Inc. ("the Company") reached a nationwide settlement related to claims asserted in Burnett v. The National Association of Realtors., et al. As part of the settlement Fathom Realty will pay $500,000 into a settlement fund within five days after the settlement is formally approved by the court, $500,000 on or before October 1, 2025, and $1.95 million on or before October 1, 2026. The Company has included $1.0 million in accrued and other current liabilities and $1.95 million in other long-term liabilities in its balance sheet as of September 30, 2024. The total amount of $2.95 million is included in litigation contingency expense in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024. Fathom Realty has also agreed to adhere to the rule changes put forth by the National Association of Realtors (the "NAR").
As previously reported in a Current Report on Form 8-K filed on November 28, 2023, the Company has been named as a defendant in a purported class action complaint in the United States District Court for the Eastern District of Texas Sherman Division, filed on November 13, 2023, by plaintiffs QJ Team, LLC and Five Points Holdings, LLC, individually and on behalf of all other persons similarly situated. A second purported class action complaint was filed on December 14, 2023, by plaintiffs Julie Martin, Mark Adams and Adelaida Matta in the same court, naming the Company as a defendant along with others, many of whom are also named in the first lawsuit. These lawsuits are purportedly brought on behalf of a class consisting of all persons who listed properties on a Multiple Listing Service in Texas (the “MLS") using a listing agent or broker affiliated with one of the defendants named in the lawsuits and paid a buyer broker commission beginning on November 13, 2019. The lawsuits allege unlawful conspiracy in violation of federal antitrust law and, against certain defendants (but not the Company) deceptive trade practices under the Texas Deceptive Trade Practices Act. The Company opted into a settlement between a nationwide plaintiff class and the NAR by executing a Supplemental Settlement Agreement in June 2024. A motion for preliminary approval of the opt-in settlements was granted in October 2024, and final approval of the NAR Settlement is expected to take place on November 26, 2024. This settlement is expected to resolve claims against the Company related to this matter.

A third purported class action complaint was filed on April 11, 2024, by plaintiffs Shauntell Burton, Benny D. Cheatham, Robert Douglass, Douglas Fender, and Dana Fender in the United States District Court for the District of South Carolina. Like the Texas lawsuits, the South Carolina lawsuit alleges unlawful conspiracy in violation of federal antitrust law and is purportedly brought on behalf of a class consisting of all persons who used a listing broker in the sale of a home listed on an MLS in the District of South Carolina beginning on November 6, 2019. The case is currently stayed pending the final approval of the settlement between a nationwide plaintiff class and the NAR. As discussed above, the Company opted into a settlement between a nationwide plaintiff class and the NAR by executing a Supplemental Settlement Agreement in June 2024. A motion for preliminary approval of the opt-in settlements was granted in October 2024, and final approval of the NAR Settlement is expected to take place on November 26, 2024. This settlement is expected to resolve claims against the Company related to this matter.

A fourth purported class action was filed on September 26, 2024, on behalf of buyers of residential property nationwide, and with an Illinois-specific sub-class, against Fathom Realty, LLC and other real estate brokers. In the complaint, the Plaintiffs allege that Defendants conspired to raise buyer broker commissions in violation of Section 1 of the Sherman Act, the Illinois Antitrust Act, and the Illinois Consumer Fraud and Deceptive Business Practices Act. The court approved the Company’s unopposed motion to extend its responsive pleading deadline until December 16, 2024.

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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Assets in Escrow
In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions, and is responsible for the proper disposition of these balances for its customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets, consistent with GAAP and industry practice. The balance amounted to $8.5 million and $1.4 million at September 30, 2024 and December 31, 2023, respectively.
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
Overview
Fathom Holdings Inc. (the “Company”, “Corporate”, “Our”, “We”), headquartered in Cary, North Carolina, is a national, technology-driven, end-to-end real estate services company integrating residential brokerage, mortgage, title, and SaaS offerings for brokerages and agents. The Company’s brands include Fathom Realty, Encompass Lending, intelliAgent, LiveBy, Real Results, Verus Title and Cornerstone. Our primary operation, Fathom Realty (as defined below), operates as a real estate brokerage company, working with real estate agents to help individuals purchase and sell residential and commercial properties, primarily in the South, Atlantic, Southwest, and Western parts of the United States, with the intention of expanding into all states.
Fathom Realty Holdings, LLC, a Texas limited liability company (“Fathom Realty”), is a wholly-owned subsidiary of Fathom Holdings Inc. Fathom Realty owns 100% of 41 subsidiaries, each an LLC representing the state in which the entity operates (e.g. Fathom Realty NJ, LLC).
Corporate Developments During 2024
Starting in January 2024, we increased the agent’s annual fee which is charged on an agent’s first transaction of each anniversary year from $600 to $700. We also added a fee which affects sales of properties over $600,000 in addition to the agent’s existing transaction fee of $550 (the "High-Value Property Fee"). The ‘High-Value Property Fee’ consists of an additional $200 on properties priced between $600,000 and $999,999, and an additional fee of $250 charged for each $500,000 tier range in property price. (see our Current Report on Form 8-K filed with the SEC on November 28, 2023 for further information).

In August 2024, we introduced two competitive agent commission plans, Fathom Max and Fathom Share, complementing the Company's existing plan and showcasing Fathom Realty's new revenue share program. The strategic initiative is designed to enhance agent recruitment and retention, drive accelerated and sustainable growth, and boost long-term profitability for the Company, while reinforcing Fathom's commitment to providing flexible, attractive options for real estate professionals.

Effective May 3, 2024, the Company sold its wholly-owned insurance agency, Dagley Insurance Agency, to its original owner.

Verus Title expanded its footprint in Utah, Colorado, and Virginia through the addition of LW Traveling Title, an established title insurance agency with nine team members.

Verus Title expanded its footprint into Rhode Island extending its operations to 29 states across the U.S.

On September 26, 2024, the Company entered into a securities purchase agreement, under which the Company issued senior secured convertible promissory notes in aggregate principal amount of $5 million (the "Notes") to an existing shareholder, who owns more than 5% of Fathom's common stock, and the chairman of the Company's Board of Directors.

On October 31, 2024, the Company announced the acquisition of My Home Group, a leading Arizona-based brokerage ranked 27th in the nation by transaction volume. The acquisition expands Fathom's market reach, strengthens its agent network, and supports its commitment to delivering comprehensive real estate solutions nationwide. My Home Group brings over 2,200 agents and is estimated to complete approximately 12,000 transactions in 2024. Recognizing the strength of My Home Group's local brand, Fathom plans to retain the name and have the co-founders continue to oversee daily operations.

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
In periods of economic growth, demand typically increases resulting in increasing home sales transactions and home sales prices. Similarly, a decline in economic growth, uncertainty surrounding interest rates and declining consumer confidence generally decreases demand. These are the trends we have been facing. Additionally, industry litigation, and regulations imposed by local, state, and federal government agencies can also negatively impact the housing markets in which we operate. Finally, national and global events, geopolitical instability, that impact economic conditions and financial markets, including interest rates, can adversely impact the housing market.

On October 31, 2023, a federal jury in Missouri found that the NAR and certain companies conspired to artificially inflate brokerage commissions, which violates federal antitrust law. The judgment was appealed on October 31, 2023, while the plaintiffs have now sued a number of other companies, including us. See Part II, Item I below. On or about March 15, 2024, NAR agreed to settle these lawsuits, by agreeing to pay $418 million over approximately four years, and changing certain of its rules surrounding agent commissions. In accordance with the terms of the settlement, effective August 17, 2024, NAR put in place a new rule prohibiting offers of compensation on the MLS and adopted new rules requiring written agreements between buyers and buyers’ agents. However, the direct and indirect effects, if any, of the litigation upon the real estate industry are not yet entirely clear.

There could also be further changes in real estate industry practices. All of this has prompted discussion of changes to rules established by local or state real estate boards or multiple listing services. All of this may require changes to many brokers’ business models, including changes in agent and broker compensation. For example, many of our competitors may need to develop mechanisms and a plan that enable buyers and sellers to negotiate commissions. In contrast, our flat fee per real estate transaction model has always enabled our agents to negotiate their own fees. Our flat fee allows our agents greater ability to negotiate commissions, and we have no direct incentive to interfere with their doing so. Our flat fee per real estate transaction model enables our agents to freely settle their transaction commissions at their own discretion. Beginning in August 2024, our new revenue share models will continue to enable our agents to freely settle their transaction commissions at their own discretion. The Company will continue to monitor ongoing and similar antitrust litigation against our competitors, however, as our agent compensation model fully supports commission negotiation, we do not expect to have to change our compensation model in a manner that would adversely affect our financial condition and results of operations. However, the litigation and its ramifications could cause unforeseen turmoil in our industry, the impacts of which could have a negative effect on us as an industry participant.

We believe that our strategic recruiting and acquisition strategy supported by our new competitive revenue share program have positioned our businesses for profitable growth in the future.
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
As of September 30, 2024 and September 30, 2023, we had approximately 12,383 and 11,333 agent licenses, respectively. These figures represent growth of approximately 9% year-over-year.
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
Litigation contingency
Litigation contingency expenses consist primarily of litigation costs related to the settlement related to claims asserted in Burnett v. The National Association of Realtors., et al.
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
Depreciation and amortization
Depreciation and amortization represent the depreciation charged on our fixed assets and intangible assets other than capitalized software. Depreciation expense is recorded on a straight-line method, based on estimated useful lives of three to five years for computer hardware, seven years for furniture and equipment and seven years for vehicles. Leasehold improvements are depreciated over the lesser of the life of the lease term or the useful life of the improvements. Amortization expense consists of amortization recorded on acquisition-related intangible assets, excluding purchased software. Customer relationships are amortized on an accelerated basis, which coincides with the period of economic benefit we expect to receive. All other finite-lived intangibles are amortized on a straight-line basis over the term of the expected benefit. Purchased software and capitalized software development costs are amortized on a straight-line basis over the term of the expected benefit and the respective amortization expense is included in technology and development expense. In accordance with GAAP, we do not amortize goodwill.
Income Taxes

Income tax expense primarily consists of deferred tax liabilities in excess of the Company's deferred tax assets and also includes current state income tax expense not offset by state net operating loss carryforwards.

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023 (dollar amounts in thousands)
Revenue

	Three Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
Gross commission income	$78,563	$88,247	$(9,684)	(11)%
Other service revenue	5,170	5,277	(107)	(2)%
Total revenue	$83,733	$93,524	$(9,791)	(10)%
For the three months ended September 30, 2024, gross commission income decreased by approximately $9.7 million, or 11%, as compared with the three months ended September 30, 2023. This decrease was primarily attributable to a 9% decrease in transaction volume; there were 9,331 real estate transactions during the three months ended September 30, 2024, compared to 10,303 transactions during the three months ended September 30, 2023. Our transaction volume decreased primarily due to the continuation of higher home prices and uncertainty surrounding mortgage interest rates. During the three months ended September 30, 2024, average revenue per transaction was $8,420, a 2% decrease compared to $8,565 during the three months ended September 30, 2023, primarily attributable to an increase in lease transactions compared to sale transactions, and a small decrease in commission percentages.

For the three months ended September 30, 2024, other service revenue decreased by approximately $0.1 million, or 2%, as compared with the three months ended September 30, 2023. This decrease reflects a $1.6 million increase in other service revenue from our mortgage and title businesses that was offset by the absence of revenues attributable to the sale of our insurance business effective May 3, 2024.

	Three Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
Commission and other agent-related costs	$74,187	$83,770	$(9,583)	(11)%
Operations and support	2,293	1,886	407	22%
Technology and development	2,044	1,760	284	16%
General and administrative	8,660	9,793	(1,133)	(12)%
Litigation contingency	3,099	—	3,099	(100)%
Marketing	767	796	(29)	(4)%
Depreciation and amortization	444	891	(447)	(50)%
Total operating expenses	$91,494	$98,896	$(7,402)	(7)%

For the three months ended September 30, 2024, commission and other agent-related costs decreased by approximately $9.6 million, or 11%, as compared with the three months ended September 30, 2023. Commission and other agent-related costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the decrease in commission and other agent-related costs compared to the same period in 2023 was primarily attributable to a decrease in agent commissions paid due to lower transaction volume mainly due to the continuation of higher home prices and uncertainty surrounding mortgage interest rates. We also received increased fees from our new fee structure that started in 2024, which added a "High-Value Property Fee" to certain properties and partially offset the decrease in commission and other agent related costs.
For the three months ended September 30, 2024, operations and support expenses were $2.3 million, an increase of approximately $0.4 million, or 22%, as compared with the three months ended September 30, 2023. This increase was due to the increase in revenues in the Company's mortgage and title businesses, partially offset by the absence of costs for our insurance business that we sold effective May 3, 2024.

For the three months ended September 30, 2024, technology and development expenses attributable to our ongoing investment in the intelliAgent platform and our LiveBy business were $2.0 million, an increase of approximately $0.3 million or 16% as compared to the three months ending September 30, 2023.

For the three months ended September 30, 2024, general and administrative expenses decreased by approximately $1.1 million, or 12%, as compared with the three months ended September 30, 2023. The decrease was primarily due to a $1.0 million decrease in stock compensation expense and to the absence of costs attributable to the sale of our insurance business effective May 3, 2024, partially offset by an increase in compensation expense relative to the Company's investment in growth. The decrease in stock compensation cost was due to a lower stock price at date of grant as well as to fewer grants being made.
For the three months ended September 30, 2024, litigation contingency expenses increased by $3.1 million due to the accrued NAR settlement and related legal expenses.
For the three months ended September 30, 2024, total marketing expenses were consistent to the three months ended September 30, 2023. Marketing service expense paid to third parties increased in the three months ending September 30, 2024, however, this increase was offset by a decrease in employee marketing compensation cost and the absence of costs for our insurance business that we sold effective May 3, 2024.

For the three months ended September 30, 2024, depreciation and amortization expenses decreased by approximately $0.4million largely due to the absence of amortization related to our insurance business that we sold effective May 3, 2024.
Income Taxes
The Company recorded income tax (benefit) expense of approximately $0.02 million for each of the three months ended September 30, 2024 and 2023. This tax expense is primarily the result of current state income tax liabilities and deferred tax expense related to deferred tax liabilities that cannot be fully offset by deferred tax assets.

Comparison of the Nine Months Ended September 30, 2024 and 2023 (dollar amounts in thousands)
Revenue

	Nine Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
Gross commission income	$227,073	$256,050	$(28,977)	(11)%
Other service revenue	16,370	15,104	1,266	8%
Total revenue	$243,443	$271,154	$(27,711)	(10)%

For the nine months ended September 30, 2024, gross commission income decreased by approximately $29 million, or 11%, as compared with the nine months ended September 30, 2023. This decrease was primarily attributable to a 8.9% decrease in transaction volume; there were 27,171 real estate transactions during the nine months ended September 30, 2024 compared to 29,835 transactions during the nine months ended September 30, 2023. Our transaction volume decreased primarily due to the continuation of higher home prices and uncertainty surrounding mortgage interest rates. During the nine months ended September 30, 2024, average revenue per transaction was $8,357, a 3% decrease compared to $8,582 during the nine months ended September 30, 2023 primarily attributable to an increase in lease transactions compared to sale transactions and a small decrease in commission percentages.

For the nine months ended September 30, 2024, other service revenue increased by approximately $1.3 million, or 8%, as compared with the nine months ended September 30, 2023. This increase was attributable to an increase in activity of our mortgage business segment and in our title business and was partially offset by the absence of revenues attributable to the sale of our insurance business effective May 3, 2024.

Operating Expenses

	Nine Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
Commission and other agent-related costs	$213,399	$241,834	$(28,435)	(12)%
Operations and support	7,079	5,404	1,675	31%
Technology and development	5,900	4,674	1,226	26%
General and administrative	27,166	29,552	(2,386)	(8)%
Litigation contingency	3,437	—	3,437	(100)%
Marketing	2,126	2,439	(313)	(13)%
Depreciation and amortization	1,718	2,406	(688)	(29)%
Total operating expenses	$260,825	$286,309	$(25,484)	(9)%

For the nine months ended September 30, 2024, commission and other agent-related costs decreased by approximately $28 million, or 12%, as compared with the nine months ended September 30, 2023. The change was primarily attributable to a decrease in agent commissions paid due to lower transaction volume mainly due to continued high mortgage interest rates. We also received increased fees from our new fee structure that started in 2024, which added a "High-Value Property Fee" to certain properties and partially offset the decrease in commission and other agent related costs.

For the nine months ended September 30, 2024, operations and support expenses were $7.1 million, an increase of approximately $1.7 million, or 31%, as compared with the nine months ended September 30, 2023. This increase was primarily the result of increased activity in the Company's mortgage and title businesses.
For the nine months ended September 30, 2024, technology and development expenses increased by approximately $1.2 million, or 26%, as compared with the nine months ending September 30, 2023. The increase was attributable to our ongoing investment in the intelliAgent platform and our LiveBy business, and to higher amortization related to capitalized technology development costs.

For the nine months ended September 30, 2024, general and administrative expenses decreased by approximately 2.4 million, or 8%, as compared with the nine months ended September 30, 2023. The decrease was primarily due to a $1.6 million decrease in stock compensation expense and to the absence of costs attributable to the sale of our insurance business effective May 3, 2024. The decrease in stock compensation cost was due to a lower stock price at date of grants as well as to fewer grants being made.

For the nine months ended September 30, 2024, litigation contingency expenses increased by $3.4 million due to the accrued NAR settlement and related legal expenses.
For the nine months ended September 30, 2024, marketing expenses decreased by approximately $0.3 million, or 13%, as compared with the nine months ended September 30, 2023. The decrease in marketing expenses is primarily related to leveraging internal resources and optimizing advertising expenditure.
For the nine months ended September 30, 2024, depreciation and amortization expenses decreased by approximately $0.7 million, or 29% as compared to the nine months ended September 30, 2023. The decrease is primarily related to the sale of our insurance business effective May 3, 2024.

Included in loss in operations for the nine months ended September 30, 2024 was the gain on sale of business of $3.0 million.
Income Taxes
The Company recorded income tax expense of approximately $0.03 million and $0.06 million for the nine months ended September 30, 2024 and 2023, respectively. This tax expense is primarily the result of current state income tax liabilities and deferred tax expense related to deferred tax liabilities that cannot be fully offset by deferred tax assets.

Liquidity and Capital Resources (dollar amounts in thousands)
Capital Resources

	September 30, 2024	December 31, 2023	Change
			Dollars	Percentage
Current assets	$35,005	$23,194	$11,811	51%
Current liabilities	22,649	16,352	6,297	39%
Net working capital	$12,356	$6,842	$5,514	81%

To date, our principal sources of liquidity have been the net proceeds we received through public offerings and private sales of our common stock, the sale of one of our businesses, as well as proceeds from loans. As of September 30, 2024, our cash and cash equivalents (including restricted cash) totaled approximately $13.4 million, which represented an increase of approximately $5.9 million compared to December 31, 2023. As of September 30, 2024, we had net working capital of approximately $12.4 million, which represented an increase of $5.5 million compared to December 31, 2023. As noted above, in May 2024 we sold our wholly-owned subsidiary Dagley Insurance Agency for approximately $15.0 million in cash, $7.8 million of which we received at closing, bolstering our current cash position.
We anticipate that our existing balances of cash and cash equivalents and future expected cash flows generated from our operations and from the sale of our insurance business will be sufficient to satisfy our operating requirements for at least the next twelve months from the date of the issuance of the unaudited interim consolidated financial statements.
Our future capital requirements depend on many factors, including any future acquisitions, our level of investment in technology, and our rate of growth into new markets. Our capital requirements might also be affected by factors which we cannot control such as the residential real estate market, litigation, interest rates, and other monetary and fiscal policy changes, any of which could adversely affect the manner in which we currently operate. Additionally, as the impact of national and other world events, such as the crises in Ukraine and in the Middle East, on the economy and our operations evolves, we will continuously assess our liquidity needs. In the event of a sustained market deterioration, we may need or seek advantageously to obtain additional funding through equity or debt financing, which might not be available on favorable terms or at all and could hinder our business and dilute our existing shareholders.
Cash Flows
Comparison of the Nine Months Ended September 30, 2024 and 2023 (dollar amounts in thousands)

	Nine Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
Net cash used in operating activities	$(4,371)	$(6,206)	$1,836	30%
Net cash provided by (used in) investing activities	$5,099	$(1,358)	$6,457	475%
Net cash provided by financing activities	$5,157	$5,946	$(789)	13%
Cash Flows from Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2024 consisted of a net loss of $15.3 million, a gain on sale of a business of $2.9 million, non-cash charges of $7.5 million, including $7.1 million of stock-based compensation expense and $4.0 million of depreciation and amortization, partially offset by $5.0 million in gains on the sales of mortgages. Changes in assets and liabilities were primarily driven by $192.2 million in mortgage loan originations, partially offset by $196.8 million in proceeds from the sales and principal payments on mortgage loans held for sale, and a $1.7 million increase in prepaid and other current assets as well as an aggregate increase of $3.1 million in accounts payable and accrued and other current liabilities.
Net cash used in operating activities for the nine months ended September 30, 2023 consisted of a net loss of $15.5 million, non-cash charges of $11.3 million, including $9.3 million of stock-based compensation expense and $4.5 million of depreciation and amortization, offset by $2.8 million in gains on the sales of mortgages. Changes in assets and liabilities were primarily driven by $111.7 million in mortgage loan originations, partially offset by $111.0 million in proceeds from the sales and principal payments on mortgage loans held for sale, as well as a $1.1 million increase in accounts receivable.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024 primarily consisted of proceeds from the sale of Dagley Insurance Agency of $7.8 million, partially offset by the purchases of intangible assets related to technology development of $2.2 million.
Net cash used in investing activities for the nine months ended September 30, 2023 primarily consisted of $1.3 million for purchases of intangible assets related to technology development.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 consisted primarily of the $4.9 million in Notes net proceeds.
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

We believe that Adjusted EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted EBITDA. In particular, we believe the exclusion of share-based compensation expense and transaction-related costs associated with our acquisition activity provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. Adjusted EBITDA also excludes other income and expense, net which primarily includes typically nonrecurring expense items, such as, professional fees related to investigating potential financing and acquisition opportunities, if applicable.
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
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented (amount in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(8,121)	$(5,496)	$(15,342)	$(15,542)
Gain on sale of business	-	-	(2,958)	-
Stock based compensation	1,967	3,320	7,118	9,325
Depreciation and amortization	1,251	1,599	4,050	4,466
Litigation contingency	3,099	—	3,437	—
Other expense, net	342	106	890	332
Other non-cash items and transaction costs	-	200	-	200
Income tax expense	17	18	28	55
Adjusted EBITDA	$(1,445)	$(253)	$(2,777)	$(1,164)
Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the nine months ended September 30, 2024.

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

The Company is also considered a small reporting company ("SRC") as of September 30, 2024. Under the terms of the JOBS Act, a SRC has public float of less than $250 million or has less than $100 million in annual revenue and no public float or public float less than $700 million. Being a SRC allows the Company to include less extensive narrative disclosure than required of other reporting companies, particularly concerning executive compensation. Being a SRC also only requires providing audited financial statements for two fiscal years, in contrast to non-SRCs, which must provide audited financial statements for three fiscal years.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on the evaluation of our Chief Executive Officer and Chief Financial Officer, it was concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
(b)Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

On September 16, 2024, Fathom Realty, a wholly owned subsidiary of Fathom Holdings Inc. ("the Company") reached a nationwide settlement related to claims asserted in Burnett v. The National Association of Realtors., et al. As part of the settlement, Fathom Realty will pay $500,000 into a settlement fund within 5 days after the settlement is formally approved by the court, $500,000 on or before October 1, 2025, and $1.95 million on or before October 1, 2026. The Company has included $1.0 million in short term liabilities and $1.95 million in long term liabilities in its balance sheet as of September 30, 2024. The total amount of $2.95 million is included in litigation contingency expense in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024. Fathom Realty has also agreed to adhere to the rule changes put forth by the National Association of Realtors (the "NAR").

As previously reported by us in a Current Report on Form 8-K filed on November 28, 2023, we have been named as a defendant in a purported class action complaint in the United States District Court for the Eastern District of Texas Sherman Division, filed on November 13, 2023, by plaintiffs QJ Team, LLC and Five Points Holdings, LLC, individually and on behalf of all other persons similarly situated. A second purported class action complaint was filed on December 14, 2023, by plaintiffs Julie Martin, Mark Adams and Adelaida Matta in the same court, naming us as a defendant along with others, many of whom are also named in the first lawsuit. These lawsuits are purportedly brought on behalf of a class consisting of all persons who listed properties on a Multiple Listing Service in Texas (the “MLS") using a listing agent or broker affiliated with one of the defendants named in the lawsuits and paid a buyer broker commission beginning on November 13, 2019. The lawsuits allege unlawful conspiracy in violation of federal antitrust law and, against certain defendants (but not us) deceptive trade practices under the Texas Deceptive Trade Practices Act. The Company opted into a settlement between a nationwide plaintiff class and the NAR by executing a Supplemental Settlement Agreement in June 2024. A motion for preliminary approval of the opt-in settlements was granted in October 2024, and final approval of the NAR Settlement is expected to take place on November 26, 2024. This settlement is expected to resolve claims against the Company related to this matter.

A third purported class action complaint was filed on April 11, 2024, by plaintiffs Shauntell Burton, Benny D. Cheatham, Robert Douglass, Douglas Fender, and Dana Fender in the United States District Court for the District of South Carolina. Like the Texas lawsuits, the South Carolina lawsuit alleges unlawful conspiracy in violation of federal antitrust law and is purportedly brought on behalf of a class consisting of all persons who used a listing broker in the sale of a home listed on an MLS in the District of South Carolina beginning on November 6, 2019. Given the breadth of the residential real estate industry and the volume of participants in the residential real estate industry throughout the United States, we expect additional lawsuits to be filed, although no additional cases filed to date have named us as a defendant. The case is currently stayed pending the final approval of the settlement between a nationwide plaintiff class and the NAR. As discussed above, the Company opted into a settlement between a nationwide plaintiff class and the NAR by executing a Supplemental Settlement Agreement in June 2024. A motion for preliminary approval of the opt-in settlements was granted in October 2024, and final approval of the NAR Settlement is expected to take place on November 26, 2024. This settlement is expected to resolve claims against the Company related to this matter.

A fourth purported class action was filed on September 26, 2024, on behalf of buyers of residential property nationwide, and with an Illinois-specific sub-class, against Fathom Realty, LLC and other real estate brokers. In the complaint, the Plaintiffs allege that Defendants conspired to raise buyer broker commissions in violation of Section 1 of the Sherman Act, the Illinois Antitrust Act, and the Illinois Consumer Fraud and Deceptive Business Practices Act. The court approved the Company’s unopposed motion to extend its responsive pleading deadline until December 16, 2024.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities.
Sales of Unregistered Sales
None.
Issuer Repurchases of Equity Securities
There were no equity repurchases for the nine months ended September 30, 2024. The approximate dollar value of shares that may yet be purchased pursuant to the repurchase program is $4.0 million. Management has no plans to repurchase additional shares at this time.

Item 6. Exhibits.

Exhibit Number	Description
4.1	Form of Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 in the Form 8-K filed on September 27, 2024).

10.1	Fourth Amendment to the Company’s 2019 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 in the form 8-K filed on August 19, 2024).

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 in the Form 8-K filed on September 27, 2024).

10.3	Form of Security Agreement (2024) (incorporated by reference to Exhibit 10.2 in the Form 8-K filed on September 27, 2024).

10.4	Form of Subsidiary Guarantee (2024) (incorporated by reference to Exhibit 10.3 in the Form 8-K filed on September 27, 2024).

10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 in the Form 8-K filed on September 27, 2024).

10.6	Form of Amended and Restated Security Agreement (incorporated by reference to Exhibit 10.5 in the Form 8-K filed on September 27, 2024).

10.7	Form of Amended and Restated Subsidiary Guarantee (incorporated by reference to Exhibit 10.6 in the Form 8-K filed on September 27, 2024).

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2024 and 2023; (iii) Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2024 and 2023; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2024 and 2023; and (v) Notes to Unaudited Financial Statements

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

FATHOM HOLDINGS INC.

Date: November 12, 2024	By:	/s/ Marco Fregenal
Marco Fregenal
Chief Executive Officer and President