Form 10-K
period 2024-12-31
Fathom Holdings Inc.
filed 2025-03-28
CIK 1753162

32-52

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the registrant’s closing price of $1.72 as quoted on the NASDAQ Capital Market on June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $22,281,129, Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 27, 2025, there were approximately 27,196,999 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2024. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

Fathom Holdings Inc.
FORM 10-K
December 31, 2024

NOTES
In this Annual Report on Form 10-K (this “Report”), and unless the context otherwise requires, “Fathom,” “we,” “us,” “our,” “the Company,” “our Company” and “our business” refer to Fathom Holdings Inc. and its direct and indirect subsidiaries as of December 31, 2024, taken as a whole.
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
2

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
•Our value proposition for agents includes allowing them to keep more of their commissions than traditional companies do. If agents do not understand our value proposition, we might not be able to attract, retain and incentivize agents or maintain our agent growth rate, which would adversely affect our revenue and results of operations;
•Our agent commission plans, including Fathom Max and Fathom Share, might not positively contribute to agent recruitment and retention, which would adversely affect our revenue growth and results of operations;
•If we fail to expand effectively into adjacent markets, our growth prospects could be harmed;
•Our historical revenue growth rates might not be indicative of our future growth, and we might not continue to grow at our recent pace, or at all;
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
•Our business, financial condition and reputation may be substantially harmed by security breaches, interruptions, delays and failures in our systems and operations;
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
•We have recently acquired businesses that are outside our core competencies as a real estate brokerage, which could be difficult to integrate, disrupt our core business, dilute stockholder value, and adversely affect our operating results and the value of our common stock;
•Our future revenue and growth prospects could be adversely affected by our dependence on other contractors, including off-shore contractors;
•We might experience significant claims relating to our operations, and losses resulting from fraud, defalcation or misconduct.
•Part of our technology is currently being developed in foreign countries, including Brazil, which makes us subject to certain risks associated with foreign laws and regulations; and
•We might use interest rate derivatives from time to time to manage our exposure to interest rate risks associated with our mortgage business.
Risks Related to Bitcoin Treasury Strategy
•Our bitcoin treasury strategy could expose us to various risks associated with bitcoin;
•Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty;
•Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our common stock;
•We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations;
•Our intended bitcoin holdings may be less liquid than our existing cash and cash equivalents and might not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents;
•Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin; and
•If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.
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
•Joshua Harley, our Founder and former Chief Executive Officer, Marco Fregenal, our President and Chief Executive Officer, and Scott Flanders, a member of our Board, each own a significant percentage of our stock, and as a result, they can take actions that may be adverse to the interests of the other shareholders and the trading price for our common stock may be depressed; and
•If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

PART I
Item 1. Business.
Overview
Fathom Realty LLC was founded in January 2010 and later incorporated as Fathom Holdings Inc. in the state of North Carolina on May 5, 2017. We are a national, technology-driven, real estate services platform integrating residential brokerage, mortgage, title, and Software as a Service (“SaaS”) offerings to brokerages and agents by leveraging intelliAgent®, our proprietary cloud-based software. The Company’s brands include Fathom Realty, Encompass Lending, intelliAgent, LiveBy, Real Results, and Verus Title.
For Fathom Realty, our core business, our low overhead business model leverages our proprietary software platform for management of real estate brokerage back-office functions, without the cost of physical brick and mortar offices or of redundant personnel. As a result, we can offer our agents significantly more of their commissions compared to traditional real estate brokerage firms; we do not split our agents’ commissions, but instead charge a flat fee per real estate transaction. We believe we offer our agents some of the best technology, training, and support available in the industry. We believe our commission structure, business model, advanced technology offerings, and our focus on treating our agents well attract more agents and higher producing agents to join and stay with our Company.
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
Commission Comparison

FATHOM REALTY			TRADITIONAL BROKERAGE	
$430,000	Sale Price		$430,000	Sale Price
x 2.7%	Commission %		x 2.7%	Commission %
$11,610	Total Commission	VS	$11,610	Total Commission
- $465	Flat-fee to Fathom		- $3,483	Split to Broker (30%)
$11,145	**Total to Agent**		**$8,127**	**Total to Agent**

$3,018* MORE INCOME ON JUST ONE SALE

NOTES

1. Calculations based on Fathom's **Max Plan**
2. Savings * based on median sales price and common agent commission in U.S. at the time chart created.
3. Total to agent does not include E&O from either example.

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
In 2023, our agents paid $550 for each of their first 15 completed sales transactions and $150 per transaction for the rest of their anniversary year. Every agent also pays a $600 annual fee on their first sale (recognized as a reduction to Commission and other agent-related costs over the following twelve months), which helps cover our operating costs such as technology, errors and omissions insurance, training, and oversight. In 2023, our average cost to recruit a new agent was $1,050 and our annual cost associated with each agent was $1,150 so we broke even in an agent’s first year if he or she completes just two sales.
In 2024, we increased the agent’s annual fee which is charged on an agent’s first transaction of each anniversary year from $600 to $700. A second change included a new fee which affects sales of properties over $600,000 and is in addition to the agent’s transaction fee of $550. This new ‘High-Value Property Fee’ consist of an additional $200 on properties priced between $600,000 and $999,999. Then, there is an additional fee of $250 charged for each $500,000 tier range over a $1,000,000 property price.
In August 2024, we introduced two new commission plans, Fathom Max and Fathom Share, designed to provide agents with greater flexibility while incorporating a revenue share opportunity.
•Fathom Max Plan: Agents on the Max plan pay a flat transaction fee of $465 per transaction until they reach an annual cap of $9,000 in fees paid to the Company. Once the cap is met, the transaction fee is reduced to $165 per sale for the remainder of the agent’s anniversary year. Additionally, transactions on properties priced over $500,000 are subject to a High-Value Property Fee of $250 per $500,000 tier for properties over $500,000.
•Fathom Share Plan: Under this plan, agents pay a 12% commission split on each transaction until they reach an annual cap of $12,000 in fees paid to the Company. After reaching the cap, they pay a reduced $165 transaction fee per sale for the remainder of their anniversary year. The High-Value Property Fee does not apply to this plan.
•Errors & Omissions (E&O) Insurance Fee: A $35 E&O fee is charged on every transaction, regardless of whether an agent has reached their cap. This fee helps cover the cost of maintaining professional liability insurance for all transactions.
In addition to these changes, the Company launched a revenue share program in August 2024 to provide agents with the opportunity to earn additional income by recruiting other agents into Fathom. This program allows agents to receive a percentage of the Company’s retained commission from agents they sponsor, with earnings based on a five-tier structure. The percentage of revenue share varies by plan, with higher earnings available for Fathom Share participants.
Every agent also pays an annual fee of $700, which is charged on their first transaction of each anniversary year. This fee contributes to covering the Company’s operational costs, including technology, training, and agent support services.
These structural changes are expected to enhance agent attraction and retention, increase gross profit per transaction from higher production agents, and provide an additional revenue stream for agents through the revenue share program. The Company anticipates that these adjustments will drive increased agent engagement and transaction volume, ultimately strengthening EBITDA as the new plans and revenue share program gains traction and industry awareness.
We have grown rapidly since our Company's launch and now have operations in 43 states plus the District of Columbia. We achieved gross commission income of approximately $314.7 million on $12.3 billion in real estate sales volume for the year ended December 31, 2024. As of December 31, 2024, we had approximately 14,300 agent licenses.
In 2024, we were ranked the #6 largest independent real estate brokerage firm and the #9 overall largest brokerage firm in the United States (per available data). These rankings were published by The Real Trends Five Hundred based on several criteria including transaction size, sales volume, affiliation, top movers, core services, and others. Fathom also was listed in the top three of the Top 100 Places to Work in Dallas Fort Worth five years in a row by the Dallas Morning News.
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
Industry Background
We primarily operate in the U.S. residential real estate industry, with a market size of over $2.5 trillion with over 4.06 million new and existing properties sold in the United States in 2024. Our agents also opportunistically engage in commercial real estate transactions. We derive most of our revenues from serving buyers and sellers of existing homes. According to the National Association of Realtors, or the NAR, existing home sales represented approximately 90% of the overall market by number of transactions in 2024.
The U.S. residential real estate industry has a long history of growth, despite periodical downturns. Periodic downturns, like the current one, can often be defined by things over which the industry has no control, such as economic uncertainty and increased interest rates. (see "Industry Trends" for further detail below). The following information is based on data published by the NAR. This data includes the significant and lengthy downturn from the second half of 2005 through 2011, and in that time frame, the number of annual U.S. existing home sale transactions declined by approximately 39%. Beginning in 2012, the U.S. residential real estate industry began its recovery, and the number of annual U.S. existing home sale units improved. However, there was another housing downturn beginning in 2022, when severe inflation gave rise to high interest rates which caused U.S. existing home sale transactions to decline by approximately 33.5% in 2023, and decline another approximately 0.7% in 2024.
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
•nevertheless, according to the NAR, 88% of home buyers and 90% of home sellers still used an agent or broker in 2024, up from 86% for both buyers and sellers in 2022, for various reasons, including the relative size, importance and infrequency of a home sale for any individual;
•the complexity of the home selling or buying process continues to require the best personal service possible, while technology can make the process and business more efficient; and
•downturns like the current one are inevitable, and favor companies with lower cost business models that also pay agents higher commissions.
Our Strategy
Our goal is to be the leading 100% commission real estate brokerage in the United States while offering superior customer service, state of the art technology, and a great company culture. We have grown rapidly since inception, and plan to accelerate our growth through the following aspects of our vision:
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
Technology
Fathom Realty operates primarily as a cloud-based real estate brokerage by utilizing our proprietary consumer-facing website, https://www.FathomRealty.com, and our internal proprietary technology, intelliAgent, to manage our brokerage operations. Through our website, we provide buyers, sellers, landlords, and tenants with access to all available properties for sale or lease on the multiple listing service, or MLS, in each of the markets in which we operate. We provide each of our agents their own personal website that they can modify to match their personal branding. Our website also gives consumers access to our network of professional real estate agents and vendors. Through a combination of our proprietary technology platform and several third-party systems, we provide our agents with marketing, training, and other support services, as well as client and transaction management. Our technology, services, data, lead generation, and marketing tools are designed to be used by our agents to represent their real estate clients with best-in-class service.
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
•a wide array of on-demand training modules for the professional development of agents at all levels of experience; and
•agent access to intelliAgent, which is described in more detail below.
Our proprietary intelliAgent real estate technology platform provides a suite of brokerage and agent level tools, technology, business processes, business intelligence and reporting, training. IntelliAgent includes, but is not limited to consumer facing websites, transaction management, personnel management, customer relationship management, accounting management for agent transactions, reporting, social media marketing and other marketing and marketing repository, along with a future marketplace for add-on services and third-party technology. Our intelliAgent rollout strategy began with the core technology needed by every real estate brokerage to manage its agents, its agents’ transactions, commission structures, payments, and compliance, as well as the ability to gain a better understanding of the operations of the business through business intelligence and robust reporting. IntelliAgent has since grown to include brokerage and agent-level websites, content creation and management, customer relationship management, social media marketing, agent reviews, a training platform, and marketing repository. Our technology roadmap includes our own fully-integrated e-signature platform, goal setting and accountability for agents, expense tracking for agents, and application programming interfaces (API) for integration with additional third-party tools. We intend for intelliAgent to be more than just a technology platform for Fathom; we might someday use a simplified version of intelliAgent as a platform to unify independent brokerages through a smarter broker network, which would help them effectively compete against larger regional and national brands. This should allow us to monetize a portion of our technology and generate revenue from small-to-medium sized brokerages and agents who would not otherwise join our company. We believe that intelliAgent also provides us with the platform to more fully integrate our mortgage, title, and insurance companies that are part of Fathom Holdings. This deeper integration is designed to encourage a higher level of agent adoption and use of our various services companies and therefore create a better agent experience, customer experience, and generate higher revenues for our company and add value for our shareholders.
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
In a recent study by the NAR, only 3% of home sellers chose their agent because of the agent's brokerage. We believe home buyers and sellers choose an agent because of the individual agent's marketing prowess, professionalism, and personality. To capitalize on this, we focus on helping our agents improve professionally and increase their financial ability to invest in their personal marketing.
Cost Structure
The lower overall cost of operating our business primarily virtually enables us to offer our agents a 100% commission model. The 100% commission model charges each agent a flat fee per real estate transaction. Consequently, this higher commission retained by our agents combined with our unique delivery of support services and the flexibility it provides for agents has facilitated our growth over the past several years. We also differentiate ourselves by not charging our agents royalties or franchise fees. A commission calculator on our website allows agents to determine how much money they could make if they join our company.
We believe we offer agents further opportunity to increase their overall revenue and income, because they can invest the additional income earned under our fee structure in incremental marketing.

Our Markets
Currently, our market is the United States. We currently operate in 43 states plus the District of Columbia:

Alabama	Kentucky	Ohio

Arizona	Louisiana	Oklahoma

Arkansas	Maryland	Oregon

California	Massachusetts	Rhode Island

Colorado	Michigan	Pennsylvania

Connecticut	Minnesota	South Carolina

Delaware	Missouri	Tennessee

Florida	Montana	Texas

Georgia	Nebraska	Utah

Hawaii	Nevada	Virginia

Idaho	New Hampshire	Washington

Illinois	New Jersey	West Virginia

Iowa	New Mexico	Wisconsin

Indiana	New York	Washington D.C.

Kansas	North Carolina
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
Many of our competitors are much larger than us, with more capital to fund growth and survive downturns like the current one, and many of them have greater brand awareness. Some of our competitors are also increasingly well-funded, which strengthens their competitive position and ability to offer aggressive compensation arrangements to top-performing sales agents. Recent industry consolidation could strengthen competitors and increase competitive pressures on us. Moreover, a growing number of companies are competing in non-traditional ways for a portion of the gross commission income generated by home sale transactions. For example, listing aggregators and other web-based real estate service providers not only compete with our business by establishing relationships with independent sales agents and/or buyers and sellers of homes, they also increasingly charge brokerages and independent sales agents for advertising on their sites.
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
Human Capital
As of December 31, 2024, we had approximately 270 full-time employees.
Our operations are overseen directly by management. Our management oversees all responsibilities in the areas of corporate administration, training, agent relations, business development, technology, and research. We intend to expand and retain our current management and skilled employees with experience relevant to our businesses.
As of December 31, 2024, we had approximately 14,300 agent licenses.
None of our employees or agents are represented by unions, and we believe our employee and agent relations are good.

Information about our Executive Officers
The following table sets forth current information concerning our executive officers:

Name	Age	Position
Marco Fregenal	61	Chief Executive Officer and President

Samantha Giuggio	55	Chief Operations Officer of Fathom Holdings and President of Fathom Realty

Jon Gwin	45	Chief Revenue Officer of Fathom Holdings
Marco Fregenal – President and Chief Executive Officer, Director
Marco Fregenal has been our Chief Executive Officer since November 2023, and our Chief Financial Officer between 2012 and November 2024. He has also served as our President since January 1, 2018. Prior to this, Mr. Fregenal served as our Chief Operating Officer and Chief Financial Officer from May 1, 2012 to December 31, 2017. Prior to joining our company, Mr. Fregenal served as Chief Operating Officer and Chief Financial Officer of EvoApp Inc., a provider of social media business intelligence, from 2009 to 2012. He was also the Chief Executive Officer and Chief Financial officer of Carpio Solutions, an information technology solutions company, from 2007 to 2009. Mr. Fregenal received a B.S. in economics from Rutgers University and a Masters in Econometrics and Operations Research from Monmouth University.

Samantha Giuggio — Chief Operations Officer and President
Samantha Giuggio has served as our Chief Operations Officer for Fathom Holdings and President of Fathom Realty since November 2024. Prior to this, Ms. Giuggio served as our Chief Operations Officer for Fathom Realty since June 2019. She also served as Senior Vice President from October 2015 to June 2019. From April 2014 to October 2015, Ms. Giuggio served as our Regional Vice President and Vice President of Operations. She also served as our District Director RDU from February 2013 to April 2014. She served as an Agent and Group Leader Training Coordinator with us prior to this. Ms. Giuggio received an associate’s degree in hospitality management from Holyoke Community College.

Jon Gwin - Chief Revenue Officer
Jon Gwin has served as our Chief Revenue Officer for Fathom Holdings since November 2024. Prior to this, he served as Chief Operating Officer from June 2024 to November 2024. Prior to joining Fathom Holdings, Mr. Gwin served as the Chief Operating Officer for American Financial Network for 14 years. Mr. Gwin received his BBA in Business Administration from the University of San Diego and his Juris Doctor in Litigation and Corporate Law from Purdue Global University.
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
We experienced net losses of approximately $21.6 million and $24.0 million for the years ended December 31, 2024 and 2023, respectively. We cannot guarantee when or if we will achieve sustained profitability, particularly considering current economic uncertainty and increased interest rates. We expect to make significant future expenditures to develop and expand our business. We might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for many reasons, including the other risks described in this Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.
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
Our value proposition for agents includes allowing them to keep more of their commissions than traditional companies do. If agents do not understand our value proposition, we might not be able to attract, retain and incentivize agents or maintain our agent growth rate, which would adversely affect our revenue and results of operations.
Participation in our commission plan represents a key component of our agent and broker value proposition. Agents might not understand or appreciate our value. In addition, agents might not appreciate other components of our value proposition including the systems and tools that we provide to agents, and the professional development opportunities we create and deliver. We compete with many other real estate brokerages for qualified agents and if agents do not understand the elements of our agent value proposition, or do not perceive it to be more valuable than the models used by most competitors, we might not be able to attract, retain and incentivize new and existing agents to grow our revenue. This could also negatively impact our agent growth rate. Our net licensed agent and broker base grew by approximately 21% from approximately 11,795 agent licenses at December 31, 2023, to approximately 14,300 agent licenses at December 31, 2024. Because we derive revenue from real estate transactions in which our agents receive commissions, increases in our licensed agent base generally correlate to increases in revenue. A slowdown in our licensed agent growth rate would have a material adverse effect on revenue and could adversely affect our results of operations.

Our agent commission plans, including Fathom Max and Fathom Share, might not positively contribute to agent recruitment and retention, which would adversely affect our revenue growth and results of operations.
In addition to our existing agent commission plans, we introduced two new agent commission plans in August 2024. These new plans, Fathom Max and Fathom Share, were designed to enhance agent recruitment and retention while reinforcing our commitment to provide flexible, attractive options for agents. However, our new plans might not work as designed and might not deliver agent growth and retention, particularly if agents do not appreciate or understand the commission plans. If our new plans do not work as intended, our agent growth rate might be affected, which could adversely affect our results of operations.
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
Our historic growth was better than market average, increasing from 2020 to 2021 by 87% and from 2021 to 2022 by 25% in revenue. However, for the year ended December 31, 2024, our revenue declined to $335 million from $345 million, which represents an annual rate of decline of approximately 3%. We believe that our future revenue growth will depend, among other factors, on our ability to:
•recruit additional agents and collect additional commissions from existing agents;
•increase our brand awareness;
•successfully develop and deploy new products for the residential real estate industry;
•integrate acquired companies, including those offering new ancillary services, such as title, insurance, and mortgage into our product offerings to increase our revenue per agent transaction;
•respond effectively to competitive threats, including recent industry consolidation; and
•successfully expand our business into adjacent markets.
We might not be successful in our efforts to do any of the foregoing, and any failure to be successful in these matters could materially and adversely affect our revenue. Our past revenue growth is not indicative of our future growth.
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

As an example, in the matter of Burnett v. National Association of Realtors (U.S. District Court for the Western District of Missouri), a federal jury found that the NAR and certain other remaining brokerage defendants liable for $1.8 billion in damages on claims that these companies conspired to artificially inflate brokerage commissions, which is in violation of federal antitrust law (the “Burnett Ruling”). The verdict was appealed on October 31, 2023. Additionally, certain other brokerage defendants settled with the plaintiffs, including both monetary and non-monetary settlement terms. That same day, the NAR, EXP World Holdings, Inc., Compass, Inc., Redfin Corporation, Weichert Realtors, United Real Estate, Howard Hann Real Estate Services, and Douglas Elliman, Inc. were named as defendants in Gibson v. National Association of Realtors (U.S. District Court for the Western District of Missouri), alleging a similar fact pattern and antitrust violations. On or about March 15, 2024, NAR agreed to settle the Burnett Ruling, along with a sister litigation, by agreeing to pay $418 million over approximately four years, and changing certain of its rules surrounding agent commissions (the “NAR Settlement”). On November 26, 2024, the NAR Settlement was granted over objections, which resolved the claims against the Company.

Due to the NAR Settlement, there may be rule changes for the NAR. In the NAR Settlement, effective mid-July 2024, NAR has agreed to put in place a new rule prohibiting offers of compensation on the MLS, as well as adopt new rules requiring written agreements between buyers and buyers’ agents. The direct and indirect effects, if any, of the NAR Settlement and similar settlements upon the real estate industry are not yet entirely clear. There could also be further changes in real estate industry practices. All of this has prompted discussion of regulatory changes to rules established by local or state real estate boards or multiple listing services and may require changes to brokers’ business models, including changes in agent and broker compensation.

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
These advantages could be increasingly important considering current economic uncertainties and increased interest rates, and recent industry consolidation could make competition even stronger in our industry.
The success of our competitors could result in fewer users visiting our website and mobile applications, and the loss of market share.
There is also intense competition in the related businesses we recently expanded into via acquisitions, including title insurance, mortgage, lead generation, and other ancillary services. We added these services to our platform so our agents could offer critical ancillary services to their clients, but also to gain new and significant incremental revenue streams and enhance our revenues per transaction. Our efforts to create a more complete transaction experience for consumers through these services will require significant integration and coordination on our part and might not result in increased revenues or earnings, particularly if competitors offer more attractive rates or are perceived as offering a better transactional experience by agents or consumers. This increased competition could stall our growth in these areas.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the completion of our initial public offering (“IPO”) in 2020, although, if we have more than $1.235 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or if we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile. As of December 31, 2025, we will cease to be an "emerging growth company".
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
Loss of our current executive officers or other key management could significantly harm our business
We depend on the industry experience and talent of our current executives, including our President and Chief Executive Officer and Marco Fregenal. We also rely on individuals in key management positions within our operations, finance, and technology teams. We believe that our future results will depend, in part, upon our ability to retain and attract highly skilled and qualified management. The loss of our executive officers or any key personnel could have a material adverse effect on our operations because other officers might not have the experience and expertise to readily replace these individuals. To the extent that one or more of our top executives or other key management personnel depart from our company, our operations and business prospects may be adversely affected. In addition, changes in executives and key personnel could be disruptive to our business. We do not have any key person insurance.

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
We currently develop portions of our technology in Brazil, India, and Philippines and could conduct operations in other foreign jurisdictions in the future. Conducting business in foreign countries involves inherent risks, including, but not limited to: difficulties in staffing, funding and managing foreign operations; unexpected changes in regulatory requirements; export restrictions; tariffs and other trade barriers; difficulties in protecting, acquiring, enforcing and litigating intellectual property rights; fluctuations in currency exchange rates; and potentially adverse tax consequences.
If we were to experience any of the difficulties listed above, or any other difficulties, any international development activities and our overall financial condition may suffer.
Risks Related to Bitcoin Treasury Strategy
Our bitcoin treasury strategy could expose us to various risks associated with bitcoin.

In January 2025, our Board approved a bitcoin treasury strategy to allow bitcoin to be one of the Company’s treasury reserve assets (the “Bitcoin Treasury Strategy”). Our Bitcoin Treasury Strategy could expose us to various risks associated with bitcoin, including the following:
Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $40,079 per bitcoin and above $104,449 per bitcoin on Coinbase in the 12 months preceding the date of this Report. The trading price of bitcoin was significantly lower during prior periods, and such decline may occur again in the future.
Bitcoin does not pay interest or dividends. Bitcoin does not pay interest or other returns and we can only generate cash from our bitcoin holdings if we sell our bitcoin or implement strategies to create income streams or otherwise generate cash by using our bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our bitcoin holdings, and any such strategies may subject us to additional risks.
Our Bitcoin Treasury Strategy has not been tested. Our Bitcoin Treasury Strategy was implemented in January 2025, and, therefore, has not had enough time to be tested. Although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our bitcoin acquisition strategy or actions we undertake to implement it. If bitcoin prices were to decrease or our bitcoin acquisition strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our common stock would be materially adversely impacted.
We will be subject to counterparty risks, including in particular risks relating to our custodians. Although we intend to implement various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the bitcoin we may own in custody accounts at U.S.-based, institutional-grade custodians and negotiating contractual arrangements intended to establish that our property interest in custodially-held bitcoin is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held bitcoin were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin and this may ultimately result in the loss of the value related to some or all of such bitcoin. Even if we are able to prevent our bitcoin from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock.
The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of bitcoin. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Any similar bankruptcies, closures, liquidations and other events might result in a loss or misappropriation of our intended bitcoin holdings, or adversely impact our access to our bitcoin holdings. Or, any such bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry may negatively impact the adoption rate, price, and use of bitcoin, limit the availability to us of financing collateralized by bitcoin, or create or expose additional counterparty risks.
Accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-08, which will require us to measure any in-scope crypto assets (including bitcoin holdings) at fair value on our balance sheet, and to recognize gains and losses from changes in the fair value of bitcoin in net income each reporting period. ASU 2023-08 will also require us to provide certain interim and annual disclosures with respect to bitcoin holdings. The standard is effective for our interim and annual periods beginning January 1, 2025. Due in particular to the volatility in the price of bitcoin, to the extent we invest in bitcoin we expect ASU 2023-08 to increase the volatility of our financial results, and affect the carrying value of bitcoin on our balance sheet, and it could also have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our common stock.
The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.
Changes in our ownership of bitcoin could have accounting, regulatory and other impacts. While we currently intend to own bitcoin directly, we may investigate other potential approaches to owning bitcoin, including indirect ownership (for example, through ownership interests in a fund that owns bitcoin). If we were to own all or a portion of our bitcoin in a different manner, the accounting treatment for our bitcoin, our ability to use our bitcoin as collateral for additional borrowings, and the regulatory requirements to which we are subject, may correspondingly change. For example, the volatile nature of bitcoin may force us to liquidate our holdings to use it as collateral, which could be negatively affected by any disruptions in the crypto market, and if liquidated, the value of the collateral would not reflect potential gains in market value of bitcoin, all of which could negatively affect our business and implementation of our bitcoin strategy.
Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.
Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin.
The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, the U.S. executive branch, the SEC, the European Union’s Markets in Crypto Assets Regulation, among others have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023, or FSMA 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock.
Moreover, the risks of engaging in the Bitcoin Treasury Strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.
The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.
Because bitcoin has no physical existence beyond the record of transactions on the bitcoin blockchain, a variety of technical factors related to the bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Similarly, the open-source nature of the bitcoin blockchain means the contributors and developers of the bitcoin blockchain are generally not directly compensated for their contributions in maintaining and developing the blockchain, and any failure to properly monitor and upgrade the bitcoin blockchain could adversely affect the bitcoin blockchain and negatively affect the price of bitcoin.
Recent actions by U.S. banking regulators have reduced the ability of bitcoin-related services providers to gain access to banking services and liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.
Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our common stock.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this prospectus supplement.
While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consists of investments in bitcoins exceeds 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.
We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. If bitcoin is determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of bitcoins that constitute investment assets under the 1940 Act. These steps may include, among others, selling bitcoin that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our bitcoin at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if bitcoin is determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock.
We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.
As bitcoin and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For examples, see “Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty” above.
If bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock. See “Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our common stock” above. Moreover, the risks of us engaging in a bitcoin treasury strategy have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.
Our intended bitcoin holdings may be less liquid than our existing cash and cash equivalents and might not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
Historically, the bitcoin markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we might not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our bitcoin holdings might not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, bitcoin we may hold with our custodians and transact with our trade execution partners might not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.
Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.

Bitcoin trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading and/or are subject to regulatory oversight, in the event one or more bitcoin trading venues cease or pause for a prolonged period the trading of bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.
In 2019 there were reports claiming that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 5, 2023, complaint that Binance Holdings Ltd. committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought recent actions against individuals and digital asset market participants alleging such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived false trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin. Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. The price of our common stock may be affected by the value of our bitcoin holdings and the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our common stock.
If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.
Currently, we intend to hold any bitcoin we may own in custody accounts at U.S.-based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:
•a partial or total loss of our bitcoin in a manner that might not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our bitcoin;
•harm to our reputation and brand;
•improper disclosure of data and violations of applicable data privacy and other laws; or
•significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.
Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader bitcoin blockchain ecosystem or in the use of the bitcoin network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we might not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.
Risks Related to Our Industry
Our results are tied to the residential real estate market and we might be negatively impacted by downturns in this market and general global economic conditions.
The residential real estate market tends to be cyclical and typically is affected by changes in general macroeconomic conditions which are beyond our control. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, levels of unemployment, consumer confidence and the general condition of the U.S. and the global economy. Further, geopolitical factors, including the ongoing war in Ukraine and the Israeli-Palestinian conflict, could have residual effects on the global economy that negatively impact the U.S. residential real estate market and our business. The results of the 2024 U.S. presidential election, including economic actions being taken by the new administration, could also alter lending and consumer behavior that could adversely affect our business. The residential real estate market also depends upon the strength of financial institutions, which are sensitive to changes in the general macroeconomic and regulatory environment. Lack of available credit or lack of confidence in the financial sector could impact the residential real estate market, which in turn could materially and adversely affect our business, financial condition and results of operations.
For example, although the U.S. residential real estate market has improved in the years after the significant and prolonged downturn that began in the second half of 2008 and continued through 2011, the COVID-19 pandemic significantly impacted the U.S. residential real estate market during the spring of 2020 with home sales in April and May declining to levels unprecedented since the recession of the late 2000s. More recently, while U.S. residential home sales rebounded sharply beginning in June 2020, they declined sharply in the latter half of 2022 as interest rates rose and economic uncertainties increased. We cannot predict whether the market will improve. If the residential real estate market or the economy does not improve, we may experience adverse effects on our business, financial condition and liquidity, including our ability to access capital and grow our business.
Any of the following could cause further decline in the housing or mortgage markets and have a material adverse effect on our business by causing periods of lower growth or a decline in the number of home sales or home prices which, in turn, could adversely affect our revenue and profitability:
•an increase in unemployment or inflation;
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
Prior to our 2020 initial public offering, there was no market for shares of our common stock. An active trading market for our common stock might not be sustained, which could depress the market price of our common stock and affect your ability to sell our shares. The trading price of our common stock has ranged from $1.53 to $56.81 and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:
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
Sales of substantial amounts of our common stock in the public market by our shareholders might cause the market price of our common stock to decrease significantly. Joshua Harley, our Founder and former Chief Executive Officer, and Marco Fregenal, our President and Chief Executive Officer, a significant shareholder and director, have previously engaged in sales of our stock under Rule 10b5-1 trading plans, which have put pressure on our stock price. The perception that such additional sales could occur could also depress the market price of our common stock. Any such sales could also create public perception of difficulties or problems with our business and might also make it more difficult for us to raise capital through the sale of equity securities in the future at a time and price that we deem appropriate.

Joshua Harley, our Founder and former Chief Executive Officer, Marco Fregenal, our President and Chief Executive Officer, and Scott Flanders, a significant shareholder and director, own a significant percentage of our stock, and as a result, they can take actions that may be adverse to the interests of the other shareholders and the trading price for our common stock may be depressed.
As of December 31, 2024, Joshua Harley, Marco Fregenal, and Scott Flanders beneficially owned approximately 25.7%, 6.5%, and 6.8% of our outstanding common stock, respectively. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling shareholders. The three shareholders voting together can significantly influence all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, acquisition, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Chief Executive Officer, Mr. Fregenal controls the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other shareholders.
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

Governance

As of December 31, 2024, no risks from cybersecurity threats, including as a result of cybersecurity incidents we have experienced in the past, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

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
A third purported class action complaint was filed on April 11, 2024, by plaintiffs Shauntell Burton, Benny D. Cheatham, Robert Douglass, Douglas Fender, and Dana Fender in the United States District Court for the District of South Carolina. Like the Texas lawsuits, the South Carolina lawsuit alleges unlawful conspiracy in violation of federal antitrust law and is purportedly brought on behalf of a class consisting of all persons who used a listing broker in the sale of a home listed on an MLS in the District of South Carolina beginning on November 6, 2019. The case is currently stayed pending the final approval of the settlement between a nationwide plaintiff class and the NAR. As discussed above, the Company opted into a settlement between a nationwide plaintiff class and the NAR by executing a Supplemental Settlement Agreement in June 2024. The court approved the NAR Settlement over objections on November 26, 2024, and the approval is subject to appeal. If the NAR Settlement is sustained on appeal, it is expected to resolve claims against the Company related to this matter.
A fourth purported class action was filed on September 26, 2024, on behalf of buyers of residential property nationwide, and with an Illinois-specific sub-class, against Fathom Realty, LLC and other real estate brokers. In the complaint, the Plaintiffs allege that Defendants conspired to raise buyer broker commissions in violation of Section 1 of the Sherman Act, the Illinois Antitrust Act, and the Illinois Consumer Fraud and Deceptive Business Practices Act. On December 16, 2024, the Company filed a Motion to Dismiss for Failure to State a Claim. The plaintiff filed an amended complaint on January 21, 2025, and the Company filed another Motion to Dismiss in February 2025. The Company intends to vigorously defend the action.
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
In addition to the foregoing, My Home Group (“MHG”), which the Company acquired on November 1, 2024, is a defendant in four active lawsuits: one in the United States District Court for the District of Arizona, filed in January 2024; and three separate matters in Superior Court of Maricopa County, Arizona, filed in September 2024, January 2023 and April 2022.
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
Holders of Common Stock
As of December 31, 2024, we had approximately 713 shareholders of record of our common stock.
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
There were no equity repurchases for the year ended December 31, 2024. The approximate dollar value of shares that may yet be purchased pursuant to the repurchase program is $4.0 million. Management has no plans to repurchase additional shares at this time.
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
Fathom Realty Holdings, LLC, a Texas limited liability company (“Fathom Realty”), is a wholly owned subsidiary of Fathom Holdings Inc. Fathom Realty owns 100% of 43 subsidiaries, each an LLC representing the state in which the entity operates (e.g. Fathom Realty NJ, LLC).
Company Acquisitions
On November 1, 2024, the Company acquired My Home Group ("MHG"). MHG is a real estate agency group with over 2,200 agents. This acquisition increases the Company's real estate brokerage and ancillary business presence in Arizona and Washington.
Stock Offering
In December 2023, the Company completed an offering of common stock, which resulted in the issuance and sale by the Company of 2,450,000 shares of common stock, at a public offering price of $2.00 per share, generating gross proceeds of approximately $4.9 million, of which the Company received approximately $4.2 million after deducting underwriting discounts and other offering costs.
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
On March 10, 2025, the Company issued and sold shares of its common stock to certain investors and members of the Company’s Board in a registered direct offering (the “2025 Offering”). The cash proceeds to the Company from the issuance of the shares of common stock in the 2025 Offering were approximately $2.7 million after deducting the 2025 Offering expense.
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

Due to the increasing interest rates and increasing inflation, the market began a contraction trend beginning in the second quarter of 2022. In 2023, the existing home sales market declined 6.2%, and declined an additional 0.7% in 2024 according to the NAR, which is the lowest the market has been since 1995.
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
National Housing Inventory

Throughout 2024, historically elevated mortgage interest rates and high home prices have caused inventory levels, as measured in months of supply, to rise. Construction of new homes continues to slow also due to historically elevated mortgage interest rates and the strained availability of labor and materials. According to the NAR, inventory of existing homes for sale in the U.S. was 1.15 million at the end of December 2024 compared to 990,000 at the end of December 2023.
Mortgage Rates
Historically elevated mortgage interest rates are negatively impacting the demand for homebuying. Based on Freddie Mac data, the average rate for a 30-year, conventional fixed rate mortgage was 6.61% in December 2024 and 2023. If inflation continues to moderate into 2025 as anticipated, mortgage rates should decline, which we expect to boost homebuyer demand and homebuilder sentiment. The NAR anticipates transactions to increase by 9% in 2025 ,from 4.06 million existing home sales to 4.5 million existing home sales. According to the NAR, nationwide average sales price for existing homes in December 2024 (preliminary) was $404,400, up 6% from $382,600 in December 2023.
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
In response to these macroeconomic and consumer demand developments, we took action to adjust our operations and manage our business towards longer-term profitability despite these adverse macroeconomic factors. Looking ahead, we remain focused on getting back to positive total company Adjusted EBITDA for the full year 2025.

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
On October 31, 2023, a federal jury in Missouri found that the NAR and certain companies conspired to artificially inflate brokerage commissions, which violates federal antitrust law. The judgment was appealed on October 31, 2023. Additionally, certain other brokerage defendants settled with the plaintiffs, including both monetary and non-monetary settlement terms. That same day, the NAR, EXP World Holdings, Inc., Compass, Inc., Redfin Corporation, Weichert Realtors, United Real Estate, Howard Hann Real Estate Services, and Douglas Elliman, Inc. were named as defendants in Gibson v. National Association of Realtors (U.S. District Court for the Western District of Missouri), alleging a similar fact pattern and antitrust violations. On or about March 15, 2024, NAR agreed to settle the Burnett Ruling, along with a sister litigation, by agreeing to pay $418 million over approximately four years, and changing certain of its rules surrounding agent commissions (the “NAR Settlement”). On November 26, 2024, the NAR Settlement was granted over objections, which resolved the claims against the Company.
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
Fathom’s real estate agent licenses grew 21% to approximately 14,300 agent licenses at December 31, 2024, up from approximately 11,795 at December 31, 2023.
Agent Equity Ownership
Beginning January 1, 2023, agents have been primarily able to earn stock grants in the form of stock units based on agent referral metrics achieved. These stock grants typically are granted quarterly and vest in two years.
Reportable Segments
Our CEO, who is our Chief Operating Decision Maker ("CODM"), makes operating decisions and assesses performance based on the services of identified operating segments and has identified three operating and reportable segments: Real Estate Brokerage; Mortgage; and Technology. Through its Real Estate Brokerage segment, the Company provides real estate brokerage services. Through its Mortgage segment, the Company provides residential loan origination and underwriting services. Through its Technology segment, the Company provides SaaS solutions and data mining for third party customers and continues to develop its intelliAgent platform for current use by the Company’s real estate agents.
The CODM reviews revenue and adjusted EBITDA to evaluate financial performance of the reportable segments and to allocate resources. Adjusted EBITDA represents the revenues of the operating segment less operating expenses directly attributable to the respective operating segment. Adjusted EBITDA is defined by us as net income (loss), excluding other income and expense, costs related to acquisitions, income taxes, depreciation and amortization, and share-based compensation expense. In particular, the Company believes the exclusion of non-cash share-based compensation expense related to restricted stock awards and stock options and transaction-related costs provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. The Company’s presentation of Adjusted EBITDA might not be comparable to similar measures used by other companies. See "NON-GAAP FINANCIAL MEASURE" below for more information.
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
Other Service Revenue
Mortgage Lending Revenue
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
Insurance Agency Service Revenue
The revenue streams for the Company’s home and other insurance agency services business were primarily comprised of new and renewal commissions paid by insurance carriers. The transaction price was determined based on the estimated commissions to be received over the term of the policy, which were based on estimates of premiums placed, policy changes, and cancellations, net of constraints. Commissions were earned upon the effective date of the associated policies, which was the point at which control of the policy transferred to the client.
The Company was also eligible for certain contingent commissions from insurers based on the attainment of specific metrics (e.g., volume growth, loss ratios) related to the underlying policies placed. Revenue for contingent commissions was estimated based on historical and current evidence of achievement toward each insurer’s respective annual metrics and was recognized as the underlying policies contributing to those achievements were placed. Due to the uncertainty in the amount of contingent consideration, the Company constrained estimated revenue to an amount for which a significant negative adjustment was not probable. Contingent consideration was generally received in the first quarter of the subsequent year.
The Company sold its home and other insurance agency services business on May 3, 2024.

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
Operating Expenses
Commission and service costs
Commission and service costs consists primarily of agent commissions, less fees paid by the Company to agents, order fulfillment, share-based compensation for agents, title searches, and direct cost to fulfill the services provided for our brokerage, mortgage lending, title service, insurance services and other services provided.
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
Income Taxes
U.S. federal and state income tax benefits for a portion of historical net losses was recognized in the period ended December 31, 2024. Previously, we have not recognized the tax benefits because of the uncertainty of realizing a future benefit from those items. As a result of certain acquisitions during the period ended December 31, 2022, we realized a portion of the pre-existing deferred tax assets due to the reversal of taxable temporary differences. As of December 31, 2024, we had federal net operating loss carryforwards of approximately $54.6 million and state net operating loss carryforwards of approximately $28.9 million. Of the federal net operating losses $1.0 million are subject to expiration beginning in 2035 and $53.6 million carry forward indefinitely. State net operating losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar state law provisions.
Results of Operations
Comparison of the Years Ended December 31, 2024, and 2023 (amounts in thousands)
Revenue

	Year Ended December 31,		Change
	2024	2023	Dollars	Percentage
Gross commission income	$314,741	$325,405	$(10,664)	(3.3)%
Other service revenue	20,443	19,821	622	3.1%
Revenue	$335,184	$345,226	$(10,042)	(2.9)%
For the year ended December 31, 2024, gross commission income decreased by approximately $10.7 million or 3.3%, as compared with the year ended December 31, 2023. This decrease was primarily attributable to a decrease in transaction volume caused by historically high house prices. During the year ended December 31, 2024, transaction volume decreased by 3.0% to approximately 37,000 transactions compared to approximately 38,139 transactions for the year ended December 31, 2023. During the year ended December 31, 2024, average revenue per transaction increased by 2.1% to $8,712 from $8,532 during the year ended December 31, 2023.
For the year ended December 31, 2024, other service revenue was approximately $20.4 million, a 3.1% increase from 2023. This revenue increase is primarily attributable to an increase in mortgage loans and title service transaction volume, which were primarily attributable to organic growth and walkovers, partially offset by the reduction of insurance revenue as a result of our sale of our insurance business in May 2024.
Operating Expenses

	Year Ended December 31,		Change
	2024	2023	Dollars	Percentage
Commission and service costs	$306,913	$316,932	$(10,019)	(3.2%)
General and administrative	33,573	36,061	(2,488)	(6.9%)
Marketing	5,796	6,038	(242)	(4.0%)
Technology and development	6,635	6,284	351	5.6%
Litigation contingency	3,491	—	3,491	100%
Depreciation and amortization	2,239	3,164	(925)	(29.2%)
Total operating expenses	$358,647	$368,479	$(9,832)	(2.7)%

For the year ended December 31, 2024, commission and service costs decreased by approximately $10.0 million, or 3.2%, as compared with the year ended December 31, 2023. Commission and service cost primarily includes costs related to agent commissions, net of fees paid to us by our agents and commission costs for our mortgage and other ancillary business. These costs generally correlate with recognized revenues. As such, the decrease in commission and service costs compared to the same period in 2023 was primarily due to a decrease in agent commissions paid due to lower transaction volume mainly due to historically elevated interest rates.

For the year ended December 31, 2024, technology and development expenses increased by approximately $0.4 million, or 5.6%, as compared with the year ended December 31, 2023. This increase is primarily attributable to our ongoing investment in the intelliAgent platform and our LiveBy business.
For the year ended December 31, 2024, general and administrative expenses decreased by approximately $2.5 million, or 6.9%, as compared with the year ended December 31, 2023. This decrease is primarily attributable due to the elimination of costs attributable to our insurance business effective upon its sale in May 2024.
For the year ended December 31, 2024, marketing expenses decreased by approximately $0.2 million, or 4.0%, as compared with the year ended December 31, 2023. The decrease in marketing expenses is primarily related to an decrease in marketing investment for our brokerage business.
For the year ended December 31, 2024, litigation contingency expenses increased by $3.5 million, or 100%, as compared with the year ended December 31, 2023. The increase in litigation contingency expenses is due to the accrued NAR settlement and related legal expenses.
For the year ended December 31, 2024, depreciation and amortization expenses decreased by approximately $0.9 million or 29.2% from the year ended December 31, 2023. The decrease in depreciation and amortization expense is primarily attributable due to the absence of depreciation and amortization related to our insurance business that we sold effective May 3, 2024.
Income Taxes
The Company recorded an income tax benefit of $1 million and an income tax expense of $0.1 million for the years ended December 31, 2024 and 2023, respectively. The tax benefit for the period ended December 31, 2024 primarily the result of the release of a portion of the valuation allowance against historical deferred tax assets. The Company maintains a valuation allowance on the remaining net deferred tax assets at year-end due to historical operating losses.
Liquidity and Capital Resources (amounts in thousands)
Capital Resources

	December 31, 2024	December 31, 2023	Change
			Dollars	Percentage
Current assets	$24,956	$23,194	$1,762	7.6%
Current liabilities	19,381	16,352	3,029	18.5%
Net working capital	$5,575	$6,842	$(1,267)	(18.5)%
To date, our principal sources of liquidity have been revenues and the net proceeds we received through public offerings and private sales of our common stock, as well as proceeds from loans. As of December 31, 2024, our cash totaled approximately $7.1 million, which represented a decrease of $0.3 million compared to December 31, 2023. As of December 31, 2024, we had net working capital of approximately $5.6 million, which represented a decrease of $1.3 million compared to December 31, 2023. In March 2025, we raised approximately $2.7 million in net proceeds of a registered director offering of common stock.
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
In November 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) with an existing shareholder, who beneficially owns more than 5% of Fathom's common stock, and the chairman of the Company's Board of Directors and issued a Senior Secured Convertible Promissory Note in the principal amount of $5.0 million (the “Note”) in a private placement. The cash proceeds disbursed to the Company from the issuance of the Note were $4.9 million, after deducting the placement agent fee and purchaser expenses.
In March 2025, the Company completed an offering of common stock (the "2025 Offering"), which resulted in the issuance and sale by the Company of 3,505,364 and 832,639 shares of common stock, at a public offering price of $0.68 per share and $0.72 per share respectively, generating gross proceeds of $3.0 million, of which the Company received approximately $2.7 million, after deducting underwriting discounts and other offering costs.
The Company had cash and cash equivalents of $7.1 million and $7.4 million as of December 31, 2024 and 2023, respectively. As discussed above, the Company also raised approximately $2.7 million in the 2025 Offering. The Company also expects to receive a second installment of $4.0 million related to the sale of its insurance business, which was completed in May 2024. The Company has short-term obligations totaling $4.0 million, consisting of a $3.5 million promissory note due in April 2025 and $0.5 million in liabilities related to the NAR settlement. Management believes that existing cash along with its planned budget, growth from increasing attach rates across the Company’s businesses from internal referrals, reduction of certain expenses given initiatives implemented throughout 2024 and 2025, and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding for the Company to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements.
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
Cash Flows
Comparison of the Years Ended December 31, 2024 and 2023 (amounts in thousands)

	Year Ended December 31,		Change
	2024	2023	Dollars	Percentage
Net cash (used in) operating activities	$(4,688)	$(10,572)	$5,884	(56)%
Net cash provided by (used in) investing activities	$3,302	$(1,868)	$5,170	(277)%
Net cash provided by financing activities	$1,236	$11,600	$(10,364)	(89)%
Cash Flows from Operating Activities
Net cash used in operating activities for the year ended December 31, 2024 consisted of a net loss of $21.6 million, including non-cash charges of $8.8 million of share-based compensation, $5.4 million of depreciation and amortization, and a $5.9 million gain on sale of mortgages. Non-cash lease expense was $2.1 million and was offset by a $2.3 million decrease in operating lease right of use liabilities. Other principal changes in operating assets and liabilities were the $9.8 million positive net effect of sale and payment of mortgage loans held for sale.

Cash Flows from Investing Activities
Net cash provided by investing activities for the year ended December 31, 2024 consisted primarily of $7.4 million related to the sale of our insurance business on May 3, 2024 offset by cash used in investing activities of $3.2 for costs incurred related to intangible assets.
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2024 consisted of $3.8 million of net borrowings on warehouse lines of credit, $5.7 million from the issuance of convertible note payable, partially offset by $0.6 million in debt payments.
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
We define the non-GAAP financial measure of Adjusted EBITDA as net income (loss), excluding other expense, income tax benefit, depreciation and amortization, share-based compensation expense, gain on sale of business benefit, NAR related litigation contingency expenses and transaction-related cost.
We believe that Adjusted EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted EBITDA. In particular, we believe the exclusion of share-based compensation expense related to restricted stock awards and stock options and transaction-related costs associated with our acquisition activity provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. Adjusted EBITDA also excludes other income and expense, net which primarily includes nonrecurring items, such as, gain on debt extinguishment, gain on sale of business, severance costs, and non-cash items representing reserves on certain agent fee collection, if applicable.
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
•Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation and amortization of property and equipment and capitalized software costs, however, the assets being depreciated and amortized may have to be replaced in the future;
•Adjusted EBITDA excludes the gain on the sale of the business, as this item is non-recurring and not indicative of the company’s core operating performance; and

•Adjusted EBITDA excludes NAR related litigation expenses, which could continue to be significant recurring expenses in our business until a final settlement has been approved by the court.
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented (amount in thousands):

	Year Ended December 31,
	2024	2023
Net loss	$(21,577)	$(23,981)
Gain on sale of business	(2,958)	—
Stock based compensation	8,839	12,994
Depreciation and amortization	5,423	5,947
Litigation contingency	3,491	—
Other expense, net	2,094	580
Other non-cash and transaction-related cost	—	201
Income tax expense (benefit)	(1,022)	148
Adjusted EBITDA	$(5,710)	$(4,111)
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
The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and the selection of comparable companies. The estimated fair values reflected in the purchase accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements. For each business combination, the estimated fair value of identifiable intangible assets, primarily consisting of agent relationships, tradenames, customer relationships and technology, was determined using the relief-from-royalty and multi-period excess earnings methods. The most significant assumptions under these methods include the estimated remaining useful life, expected future revenue, annual agent revenue attrition, costs to develop new agents, charges for contributory assets, tax rate, discount rate and tax amortization benefit. Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the respective acquired company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.
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
Subject to certain conditions, as an emerging growth company, we may rely on certain other exemptions and reduced reporting requirements under the JOBS Act. Certain of these exemptions are, including without limitation, from the requirements of (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier to occur of (1) the last day of the fiscal year (a) following the fifth anniversary of the effectiveness of this registration statement, (b) in which we have total annual gross revenues of at least $1.07 billion, or (c) in which we are deemed to be a “large accelerated filer” under the rules of the U.S. Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Our status as an emerging growth company ends as of December 31, 2025.
As part of being an emerging growth company, the Company is also considered a small reporting company ("SRC") as of December 31, 2024. Under the terms of the JOBS Act, a SRC has public float of less than $250 million or has less than $100 million in annual revenue and no public float or public float less than $700 million. Being a SRC allows the Company to include less extensive narrative disclosure than required of other reporting companies, particularly concerning executive compensation. It also provides audited financial statements for two fiscal years, in contrast to non-SRCs, which must provide audited financial statements for three fiscal years.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.
FATHOM HOLDINGS INC.
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of Fathom Holdings Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fathom Holdings Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
March 28, 2025

We have served as the Company’s auditor since 2021.

FATHOM HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$7,127	$7,399
Restricted cash	263	141
Accounts receivable	3,147	3,352
Other receivable-current	4,000	—
Mortgage loans held for sale, at fair value	4,772	8,602
Prepaid and other current assets	5,647	3,700
Total current assets	24,956	23,194
Property and equipment, net	1,854	2,340
Lease right of use assets	3,781	4,150
Intangible assets, net	20,234	23,909
Goodwill	21,498	25,607
Other receivable-long-term	3,000	—
Other assets	74	58
Total assets	$75,397	$79,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,305	$3,396
Accrued and other current liabilities	4,894	2,681
Warehouse lines of credit	4,556	8,355
Lease liability - current portion	1,237	1,504
Long-term debt - current portion	4,389	416
Total current liabilities	19,381	16,352
Lease liability, net of current portion	3,522	3,824
Long-term debt, net of current portion	5,087	3,467
Other long-term liabilities	2,726	381
Total liabilities	30,716	24,024
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock (no par value, shares authorized, 100,000,000; shares issued and outstanding, 22,732,716 and 20,671,515 as of December 31, 2024 and 2023, respectively)	—	—
Additional paid-in capital	137,844	126,820
Accumulated deficit	(93,163)	(71,586)
Total stockholders’ equity	44,681	55,234
Total liabilities and stockholders’ equity	$75,397	$79,258
The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)

	Year Ended December 31,
	2024	2023
Revenue	$335,184	$345,226
Commission and service costs	306,913	316,932
General and administrative	33,573	36,061
Marketing	5,796	6,038
Technology and development	6,635	6,284
Litigation contingency	3,491	—
Depreciation and amortization	2,239	3,164
Loss from operations	(23,463)	(23,253)

Other expense (income), net
Gain on the sale of business	(2,958)	—
Interest expense, net	537	245
Other nonoperating expense, net	1,557	335
Other (income) expense, net	(864)	580
Loss before income taxes	(22,599)	(23,833)
Income tax expense (benefit)	(1,022)	148
Net loss	$(21,577)	$(23,981)
Net loss per share:
Basic	$(1.07)	$(1.47)
Diluted	$(1.07)	$(1.47)
Weighted average common shares outstanding:
Basic	20,244,255	16,265,993
Diluted	20,244,255	16,265,993
The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023
(amounts in thousands except share data)

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2023	20,671,515	$—	$126,820	$(71,586)	$55,234
Offering costs in connection with public offering	—	—	(58)	—	(58)
Stock-based compensation, net of forfeitures	1,246,529	—	8,839	—	8,839
Issuance of common stock for purchase of business	814,672	—	2,110	—	2,110
Other	—	—	132	—	132
Net loss	—	—	—	(21,577)	(21,577)
Balance at December 31, 2024	22,732,716	$—	$137,844	$(93,163)	$44,681

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2022	17,468,562	$—	$109,626	$(47,605)	$62,021
Issuance of common stock for public offering	2,450,000	—	4,900	—	4,900
Offering costs in connection with public offering	—	—	(745)	—	(745)
Stock-based compensation, net of forfeitures	734,511	—	12,994	—	12,994
Issuance of common stock for purchase of businesses	18,442	—	45	—	45
Net loss	—	—	—	(23,981)	(23,981)
Balance at December 31, 2023	20,671,515	$—	$126,820	$(71,586)	$55,234
The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amount in thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,577)	$(23,981)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	5,423	5,947
Gain on sale of business	(2,958)	—
Non-cash lease expense	2,067	1,663
Deferred financing costs amortization	100	71
Gain on sale of mortgages	(5,942)	(3,696)
Stock-based compensation	8,839	12,994
Deferred income taxes	(1,107)	84
Change in operating assets and liabilities:
Accounts receivable	113	(278)
Prepaid and other current assets	(1,872)	(232)
Other assets	(16)	195
Accounts payable	1,053	53
Accrued and other current liabilities	2,067	(353)
Operating lease liabilities	(2,268)	(1,827)
Other long-term liabilities	1,618	—
Mortgage loans held for sale originations	(233,979)	(154,480)
Proceeds from sale and principal payments on mortgage loans held for sale	243,751	153,268
Net cash (used in) operating activities	(4,688)	(10,572)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(51)	(22)
Purchase of intangible assets	(3,192)	(1,811)
Proceeds from sale of operating segment	7,435	—
Other investing activities	(130)	—
Amounts paid for business and asset acquisitions, net of cash acquired	(760)	(35)
Net cash provided by (used in) investing activities	3,302	(1,868)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(602)	(718)
Proceeds from debt	5,674	4,036
Cash paid for debt issuance costs	—	(200)
Borrowings from warehouse lines of credit	233,269	150,265
Repayment on warehouse lines of credit	(237,067)	(145,489)
Proceeds from other financing activities	20	—
Payments on other financing activities	—	(449)
Proceeds from the issuance of common stock in connection with a public offering	—	4,900
Payment of offering cost in connection with issuance of common stock in connection with public offering	(58)	(745)
Net cash provided by financing activities	1,236	11,600
Net decrease in cash, cash equivalents, and restricted cash	(150)	(840)
Cash, cash equivalents, and restricted cash at beginning of period	7,540	8,380
Cash, cash equivalents, and restricted cash at end of period	$7,390	$7,540
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$299	$188
Income taxes paid	2	50
Amounts due to sellers	1,726	80
Right of use assets obtained in exchange for new lease liabilities	2,031	305
Issuance of common stock for purchase of business	2,110	45
Reconciliation of cash and restricted cash:
Cash and cash equivalents	$7,127	$7,399
Restricted cash	263	141
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$7,390	$7,540
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
Effective May 3, 2024, the Company sold its wholly-owned insurance agency, Dagley Insurance Agency, to its original owner. ("For more information see Note. 18 - Sale of Business")
The Company’s brands include Fathom Realty, Encompass Lending, intelliAgent, LiveBy, Real Results, Verus Title and Cornerstone.
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
Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $21.6 million and $24.0 million, for the years ended December 31, 2024 and 2023, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business organically and via acquisitions. The Company had cash and cash equivalents of $7.1 million and $7.4 million as of December 31, 2024 and 2023, respectively. The Company also raised approximately $2.7 million in a registered direct offering of common stock in March 2025. The Company also expects to receive a second installment of $4.0 million related to the sale of its insurance business, which was completed in May 2024. The Company has short-term obligations totaling $4.0 million, consisting of a $3.5 million promissory note due in April 2025 and $0.5 million in liabilities related to the NAR settlement. Management believes that existing cash along with its planned budget, growth from increasing attach rates across the Company’s businesses from internal referrals, reduction of certain expenses given initiatives implemented throughout 2024 and 2025, and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements.
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

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The fair value of cash and cash equivalents, restricted cash, accounts receivable, other receivable-current, mortgage loans held for sale, prepaid and other current assets, accounts payable and accrued liabilities approximate their carrying value due to their short-term maturities. The current portion of long term-debt, warehouse line of credit, long term-debt, and lease liability are presented at their carrying value, which based on borrowing rates currently available to the Company for loans and leases with similar terms, approximate their fair values.
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
Agent Annual Fees Receivable - Agent annual fees receivable, net of estimated allowances for uncollectible accounts were approximately $3.2 million and $2.4 million as of December 31, 2024 and 2023, respectively, and are recorded in prepaid and other current assets on the consolidated balance sheet. The agent annual fees receivable represents the $700 fee, increased from $600 in 2024, that agents pay on their first sale or their one-year anniversary date, which is recognized as a reduction to cost of revenue ratably over the year in which the fee pertains. The Company estimates the allowance for uncollectible accounts based on historical write-off experience each period.
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

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Goodwill - Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. Goodwill is assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill for the year ended December 31, 2024.
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

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company has utilized the practical expedient in ASC 606 and elected not to capitalize contract costs for contracts with customers with durations less than one year. The Company does not have significant remaining unfulfilled performance obligations or contract balances.
Gross Commission Income
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
Mortgage Lending Revenue
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

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
the non-cancellable contractual term of the arrangement, generally beginning on the date that the Company’s service is made available to the customer, and recorded as other service revenue in the statement of operations.
Title Service Revenue
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
Insurance Agency Service Revenue
The revenue streams for the Company’s insurance agency services business were primarily comprised of new and renewal commissions paid by insurance carriers. The transaction price was established as the estimated commissions to be received over the term of the policy based on estimates of premiums placed, policy changes, and cancellations, net of constraints. Commissions were earned on the effective date of the associated policies, which was when control of the policy transferred to the client.
The Company was also eligible for certain contingent commissions from insurers based on the attainment of specific metrics (e.g., volume growth, loss ratios) related to underlying policies placed. Revenue for contingent commissions was estimated based on historical and current evidence of achievement toward each insurer’s respective annual metrics and was recognized as the underlying policies contributing to the achievement were placed. Due to the uncertainty of the amount of contingent consideration to be received, the estimated revenue was constrained to an amount that was probable not to result in a significant negative adjustment. Contingent consideration was generally received in the first quarter of the subsequent year.
Commission and service costs - Commission and service costs consists primarily of agent commissions, less fees paid by the Company to agents, order fulfillment, share-based compensation for agents, title searches, and direct cost to fulfill the services provided for our brokerage, mortgage lending, title service, insurance services and other services provided.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Technology and development — Technology and development expenses primarily include personnel costs, including base pay, bonuses, benefits, and share-based compensation, related to ongoing development and maintenance of our proprietary software for use by our agents, customers, and support staff. Technology and development expenses also include amortization of capitalized software and development costs, data licenses, other software, and equipment costs, as well as infrastructure and operational expenses, such as, for data centers, communication, and hosted services.
General and Administrative — General and administrative expenses consist primarily of personnel costs, share-based compensation, and fees for professional services. Professional services principally consist of external legal, audit, and tax services.
Litigation Contingency - Litigation contingency expenses consist primarily of litigation costs related to the settlement related to claims asserted in Burnett v. The National Association of Realtors., et al.
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

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company believes that it is currently more likely than not that its deferred tax assets will not be realized and as such, it has recorded a full valuation allowance for these assets. The Company evaluates the likelihood of the ability to realize deferred tax assets in future periods on a quarterly basis, and when appropriate evidence indicates it would release its valuation allowance accordingly. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and accumulated deficit, the Company provided a full valuation allowance against the U.S. tax assets resulting from the tax losses as of December 31, 2024 and 2023.
Reclassifications - Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation with no effect on the previously reported net (loss) income or stockholders’ equity. Specifically, the Company reclassified certain components of revenue and operating expenses within the consolidated statements of operations to provide a more meaningful presentation of the Company’s results:
•Revenue is now presented as a single line item titled Total Revenue, which includes amounts previously reported separately as Gross Commission Income of $325.4 million and Other Service Revenue $19.8 million for the year ended December 31, 2023.
•Commission and Services Costs now includes expenses previously reported under Commission and Other Agent-Related Costs of $308.0 million and Operations and Support of $7.5 million for the year ended December 31, 2023. Commission and Services Costs represent direct costs to fulfill services provided by the Real Estate Brokerage, Mortgage, Technology and Development segments and Corporate and other services.
•General and Administrative Expenses now exclude agent recruiting costs of $2.7 million for the year ended December 31, 2023, which have been reclassified to Marketing Expense.
•Technology and Development Expenses now exclude certain direct personnel-related costs of $1.3 million for the year ended December 31, 2023, previously included in this category. These direct costs, primarily related to ongoing development and maintenance of proprietary software used by agents, customers, and internal staff, are now included in Commission and Services Costs. Such costs primarily consist of personnel expenses, including salaries, bonuses, benefits, and share-based compensation.
Recently Implemented Accounting Pronouncements
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
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 – Segment Reporting (Topic 280) (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The amendments in this update require, among other things, that a public company disclose on an annual and interim basis significant segment expense, as well as other segment expenses, that are regularly provided to the CODM. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, early adoption is permitted. The Company adopted the standard the during quarter ended December 31, 2024.
In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) (“ASU 2023-09”). ASU 2023-09 improves reporting for income taxes, primarily by requiring disclosure of specific categories in the tax rate reconciliation and providing additional annual information for reconciling items that meet a quantitative threshold. The amendments in

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
ASU 2023-09 also require additional annual information regarding income taxes paid, as well as other additional disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, early adoption is permitted. The Company adopted the standard during the quarter ended December 31, 2024, and the application of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements.
The FASB issued ASU 2022-06 – Reference Rate Reform (Topic 848) (“ASU 2022-06”) that provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance in this ASU is optional and may be elected now through December 31, 2024 as reference rate reform activities occur. The Company did not elect the optional ASU, as our contracts meet the required criteria.
Recent Upcoming Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosure (Subtopic 220-40). ASU 2024-03 requires disclosure in the notes to the financial statements, specified information about certain costs and expenses. The amendment requires that at each interim and annual reporting period an entity: 1) Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization and (e) depreciation, depletion, and amortization recognized as part of oil-and-gas producing activities. 2) Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements. 3) Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4) Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This amendment is effective for all public business entities for annual periods beginning after December 31, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the effect ASU 2024-03 will have on its disclosures.
Note 3. Acquisitions
Acquisition of My Home Group
In November 2024, the Company acquired My Home Group ("MHG"), a real estate brokerage business in the Arizona real estate market, for total consideration of approximately $4.2 million. The purchase price included initial cash consideration of approximately $0.3 million and 814,672 shares of common stock with an acquisition date fair value of $2.1 million. $1.0 million of additional consideration, subject to certain adjustments, as defined, is due within one year of the acquisition date. Further, contingent consideration with an initial estimated present value of $0.7 million is due contingent upon the occurrence of certain milestones. The Company will pay the contingent consideration, which may be paid in cash or shares of common stock at the Company’s discretion, equal to the amount by which MHG's net income exceeds defined thresholds during each fiscal year through December 31, 2027. The acquisition was accounted for as a business combination in accordance with ASC 805. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s consolidated balance sheet at their preliminary estimated fair values as of acquisition date, including current assets of $0.1 million and accounts payable and accrued liabilities of $0.2 million. The Company recorded finite-lived intangible assets of approximately $3.2 million and goodwill of approximately $1.4 million. None of the Goodwill is expected to be deductible for income tax purposes.
Pro forma information has not been included as it is impracticable to obtain the information due to the lack of availability of historical GAAP financial data. The results of operations of this business do not have a material effect on the Company’s consolidated results of operations.
Note 4. Goodwill
The Company recorded goodwill in connection with the acquisition of Verus which closed in November 2020, in connection with the acquisitions of Red Barn, E4:9, LiveBy, Epic and Woodhouse which closed in 2021, and the

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
acquisition of My Home Group which closed in November 2024. These acquisitions have been accounted for using the acquisition method accounting. Under the acquisition method of accounting, the Company allocated the total purchase price to the tangible and identifiable intangible assets acquired, and assumed liabilities based on their estimated fair values as of the acquisition date, as determined by management. The excess of the purchase price over the aggregate fair values of the identifiable assets was recorded as goodwill.
The change in goodwill within Other is mainly a result of the sale of the insurance business in May 2024.
The changes in carrying value of goodwill by segment as of December 31, 2024 are as noted in the table below (amount in thousands):

	Real Estate Brokerage		Mortgage	Technology	Other[1]	Total
Balance at December 31, 2023	$2,690		$10,428	$4,168	$8,321	$25,607
Goodwill acquired during the period	1,378		—	—	—	1,378
Goodwill disposed during the period	—		—	—	(5,487)	(5,487)
Balance at December 31, 2024	$4,068	4068000	$10,428	$4,168	$2,834	$21,498
(1) Other comprises goodwill not assigned to a reportable segment.
Note 5. Property and Equipment, Net
Property and equipment, net consisted of the following at the dates indicated (amount in thousands):

	December 31,
	2024	2023
Computers and equipment	$710	$802
Furniture and fixtures	1,190	1,263
Leasehold improvements	1,689	1,711
Total property and equipment	3,589	3,776
Accumulated depreciation	(1,735)	(1,436)
Total property and equipment, net	$1,854	$2,340
Depreciation expense for property and equipment was approximately $0.4 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.
Note 6. Intangible Assets, Net
Intangible assets, net, consisted of the following at the dates indicated (amount in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$5,226	$(1,841)	$3,385
Software development	17,371	(8,404)	8,967
Customer relationships	2,020	(723)	1,297
Agent relationships	9,235	(2,761)	6,474
Know-how	430	(319)	111
	$34,282	$(14,048)	$20,234

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$7,956	$(2,058)	$5,898
Software development	14,159	(5,517)	8,642
Customer relationships	8,180	(3,199)	4,981
Agent relationships	6,016	(1,825)	4,191
Know-how	430	(233)	197
	$36,741	$(12,832)	$23,909
As of December 31, 2024, the estimated future amortization expense for definite-lived intangible assets will be (amount in thousands):

Years Ended December 31,
2025	$5,261
2026	4,704
2027	3,774
2028	2,708
2029	1,747
Thereafter	2,040
Total	$20,234
Amortization expense for purchased and capitalized software included in technology and development expense was approximately $3.2 million and $2.8 million for the years ended December 31, 2024 and 2023, respectively.
The decrease in intangible assets is due to the sale of our insurance business on May 3, 2024.
Note 7. Accrued and other Current Liabilities
Accrued and other current liabilities consisted of the following at the dates indicated (amount in thousands):

	December 31, 2024	December 31, 2023
Deferred annual fee	$851	$948
Due to sellers	1,328	488
Accrued compensation	818	526
Other accrued liabilities	1,897	719
Total accrued and other current liabilities	$4,894	$2,681
Note 8. Warehouse Lines of Credit
Encompass Lending Group (“Encompass”), a wholly owned subsidiary of the Company, utilizes line of credit facilities as a means of temporarily financing mortgage loans pending their sale. The underlying warehouse lines of credit agreements, as described below, contain financial and other debt covenants.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
Bank A1	$10.0	$2.5	6.84%
Bank B2	$10.0	$2.0	7.01%

	December 31, 2023
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
Bank A1	$7.5	$3.5	7.57%
Bank C3	$10.0	$4.8	7.35%
(1) Bank A's interest on funds borrowed is equal to the greater of 5.00%, or the 30-Day Secured Overnight Financing Rate (SOFR) plus 2.438%. The agreement ends in July 2025. Encompass was in compliance with debt covenants under this facility as of December 31, 2024.
(2) Bank B's interest on funds borrowed is equal to the note rate. The agreement ends in September 2025. As of December 31, 2024, Encompass was not in compliance with certain of these debt covenants under this facility related to earnings. Pursuant to an agreement signed on February 28, 2025, Encompass has received a waiver for the non-compliant covenant.

(3) Bank C's interest on funds borrowed is equal to the greater of 5.75% or the 1-month CME Term SOFR plus 2.00%. The agreement ended in October 2024. Bank C was replaced with Bank B in November 2024.

Note 9. Debt
Long-term debt consisted of the following at the dates indicated (amount in thousands):

	December 31, 2024	December 31, 2023
3.75% Small Business Administration installment loan due May 2050	$109	$117
Convertible note payable, less unamortized costs $29	8,471	3,372
Promissory note	226	—
Revolving credit line	197	—
Director and Officer (D&O) insurance policy promissory note[1]	135	179
Executive and Officer (E&O) insurance policy promissory note[2]	338	215
Total debt	9,476	3,883
Long-term debt, current portion	(4,389)	(416)
Long-term debt, net of current portion	$5,087	$3,467
(1) The 2024 D&O note carries a 7.35% interest rate and is payable quarterly with the last quarterly payment due in July 2025. The 2023 D&O note carried a 6.85% interest rate and final payment was made in April 2024.
(2) The October 2024 E&O note carries 13.5% interest rate and is payable monthly with the last monthly payment being due in August 2025. The October 2023 E&O note carried a 13.5% interest rate and final payment was made in August 2024.
Debt maturities and principal amortization of our consolidated existing debt as of December 31, 2024 for the next five years and thereafter are as follows (in thousands):

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Calendar Year	Amount
2025	$4,389
2026	5,000
2027	—
2028	—
2029	—
Thereafter	87
Total	$9,476

Promissory Note
In connection with the acquisition of My Home Group (“MHG”) in November 2024, the Company assumed a promissory note with a principal balance of $0.2 million, bearing an interest rate of 8.5% per annum. The note is payable in 20 equal installments of $13,413, with the final payment due on April 5, 2026.
Revolving Credit Line
In connection with the acquisition of MHG in November 2024, the Company assumed a revolving credit line with an outstanding balance of $0.2 million, bearing an interest rate of 12% per annum. The final payment is due on June 30, 2026.
Convertible Note Payable
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
On April 13, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) and issued a Senior Secured Convertible Promissory Note in the principal amount of $3.5 million (the “2023 Note”), in a private placement (combined with the 2024 Offering, the “Offerings”). The Company paid a placement agent fee in the amount of $175,000 in connection with the Offering. The cash proceeds disbursed to the Company from the issuance of the Note were $3.3 million, after deducting the placement agent fee and approximately $25,000 in purchaser expenses.
The Company shall pay interest to the 2023 Holder quarterly in cash on the principal amount of this Note at a rate which fluctuates every calendar month, and is equal to (i) the monthly average Secured Overnight Financing Rate (SOFR) plus (ii) 5%, per annum (which interest rate may be increased as provided by the Purchase Agreement); provided, however, that in no event will the rate of interest for any month be less than 8% per annum. Interest shall be due and payable on the last calendar day of each quarter and on the maturity date, April 12, 2025 (the “Fixed Interest Payment Date”); provided, however, notwithstanding anything to the contrary provided in the Purchase Agreement or the Note, interest accrued but not yet paid will be due and payable upon any conversion, prepayment, and/or acceleration whether as a result of an Event of Default, as defined, or otherwise with respect to the principal amount being so converted, prepaid and/or accelerated.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:
•Agreed prices from Interest Rate Lock Commitments (“IRLC”);
•Trading prices for derivative hedges; and

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
•Closing prices at December 31, 2024 for derivative hedges.
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023, respectively (amount in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$4,772	$—	$4,772
Derivative assets	—	—	26	26
Derivative liabilities	—	—	—	—
	$—	$4,772	$26	$4,798

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$8,602	$—	$8,602
Derivative assets	—	—	32	32
Derivative liabilities	—	—	(52)	(52)
	$—	$8,602	$(20)	$8,582
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
Note 11. Shareholders’ Equity
On March 10, 2022, the Company’s Board of Directors authorized an expenditure of up to $10 million for the repurchase of shares of the Company’s common stock. The share repurchase program does not have a fixed expiration. Under the program, repurchases can be made from time-to-time using a variety of methods, including open market transactions, privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended or discontinued at any time at the Company’s discretion. There were no equity repurchases during the years ended December 31, 2024 or 2023. The approximate dollar value of shares that may yet be purchased pursuant to the repurchase program is $4.0 million.
During the year ended December 31, 2024, the Company issued shares of common stock as part of the purchase consideration in connection with the acquisition of MHG. Refer Note 3 for additional information.
The Company has an outstanding equity-classified warrant issued to an underwriter in August 2020 (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant is exercisable at a per share exercise price of $11.00 and is exercisable at any time through August 4, 2025. As of December 31, 2024, no portion of the Underwriter Warrant has been exercised or expired.
In December 2023, the Company completed an offering of common stock, which resulted in the issuance and sale by the Company of 2,450,000 shares of common stock, at a public offering price of $2.00 per share, generating gross proceeds

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
of $4.9 million, of which the Company received approximately $4.2 million, after deducting underwriting discounts and other offering costs.
In March 2025, the Company completed an offering of common stock (the "2025 Offering"), which resulted in the issuance and sale by the Company of 3,505,364 and 832,639 shares of common stock, at a public offering price of $0.68 per share and $0.72 per share respectively, generating gross proceeds of $3.0 million, of which the Company received approximately $2.7 million, after deducting underwriting discounts and other offering costs.
Note 12. Stock-based Compensation
The Company’s 2017 Stock Plan (the “2017 Plan”) provides for granting stock options and restricted stock awards to employees, directors, contractors and consultants of the Company. A total of 3,182,335 shares of common stock are authorized to be issued pursuant to the 2017 Plan. As of December 31, 2024, there were 2,739,261 shares available for future grants under the 2017 Plan. The Company has not since August 2019 granted, and in the future does not intend to grant, awards under the 2017 Stock Plan.
The Company’s 2019 Omnibus Stock Incentive Plan (the “2019 Plan”) provides for granting stock options and restricted stock awards to employees, directors, contractors and consultants of the Company. During 2024 and 2023, the Company amended the 2019 Plan by adding an additional 1.7 million and 2 million of shares authorized to be issued, respectively. A total of 5,760,778 shares of common stock are authorized to be issued pursuant to the 2019 Plan. On August 19, 2024, the Company's shareholders approved an amendment to the 2019 Plan that increased the share reserve of the 2019 Plan by 1,600,000 shares from 5,760,778 shares to 7,360,778 shares.
As of December 31, 2024, there were 365,914 shares available for future grants under the 2019 Plan.
Restricted Stock Awards

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	1,375,145	$14.23
Granted	829,335	4.42
Vested	(323,654)	(12.15)
Forfeited	(114,409)	(14.23)
Nonvested at December 31, 2023	1,766,417	$10.01
Granted	590,002	2.40
Vested	(1,535,536)	(9.33)
Forfeited	(274,230)	(7.97)
Nonvested at December 31, 2024	546,653	$4.72
At December 31, 2024, the total unrecognized compensation related to unvested restricted stock awards granted was $0.6 million which the Company expects to recognize over a period of approximately one year.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	392,564	$6.58
Granted	2,004,147	4.67
Vested	(31,321)	(7.04)
Forfeited	(174,093)	(5.10)
Nonvested at December 31, 2023	2,191,297	$4.94
Granted	2,049,983	2.02
Vested	(935,943)	(4.95)
Forfeited	(286,963)	(4.25)
Nonvested at December 31, 2024	$3,018,374	$3.02
During 2022, the Company commenced granting restricted stock units to employees and agents.
At December 31, 2024, the total unrecognized compensation related to unvested restricted stock units was granted was $3.3 million which the Company expects to recognize over a period of approximately 9 months.
Stock Option Awards
A summary of stock option activity under the 2017 and 2019 Plans are as follows:

Stock Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2022	147,707	$11.87	9.32	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Balance at December 31, 2023	147,707	$11.87	9.32	—
Granted	—	—	—	—
Exercised	—	—	—	—
Balance at December 31, 2024	147,707	11.87	9.32	—
Options exercisable at December 31, 2024	147,707	$11.87	9.32	$—
There were no options granted in the year ended December 31, 2024. At December 31, 2024, all stock option awards were vested and all related compensation expense had been recognized.
Stock based compensation related to the Company’s 2019 Plan is reported within the consolidated statement of operations as follows (amount in thousands):

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2024	2023
Commission and service costs	$3,739	$4,733
General and administrative	4,918	7,857
Marketing	182	404
Total stock-based compensation	$8,839	$12,994
The Company capitalized $0.0 and $0.0 million of stock-based compensation expense associated with the cost of developing software for internal use during the years ended December 31, 2024 and 2023, respectively.
Note 13. Leases
Operating Leases
The Company has operating leases primarily consisting of office space with remaining lease terms of 1 to 6 years, subject to certain renewal options as applicable.
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
Lease Costs
The table below presents certain information related to the lease costs for the Company’s operating leases for the periods indicated (amount in thousands):

	Year Ended December 31,
	2024	2023
Operating lease expense	$2,067	$1,663
Short-term lease expense	630	701
Total lease cost	$2,697	$2,364

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Lease Position as of December 31, 2024 and 2023
Right of use lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows (amount in thousands):

	December 31,
	2024	2023
Assets
Lease right of use assets	$3,781	$4,150
Total lease assets	$3,781	$4,150

Liabilities
Current liabilities:
Lease liability - current portion	$1,237	$1,504
Noncurrent liabilities:
Lease liability, net of current portion	3,522	3,824
Total lease liability	$4,759	$5,328
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of:

	December 31,
	2024	2023
Weighted average remaining lease term (in years) - operating leases	4.1	3.9
Weighted average discount rate - operating leases	7.61%	6.33%
Future Minimum Lease Payments
Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2024, for the following five fiscal years and thereafter were as follows (amount in thousands):

Years Ended December 31,	Operating Leases
2025	$1,539
2026	1,373
2027	1,226
2028	898
2029	143
Thereafter	403
Total Minimum Lease Payments	5,582
Less effects of discounting	(823)
Present value of future minimum lease payments	$4,759

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Related Party Transactions
Effective May 3, 2024, the Company sold its wholly-owned insurance agency, Dagley Insurance Agency, to its original owner. ("For more information see Note. 18 - Sale of Business")
In September 2024, the Company sold and issued senior secured convertible promissory notes in aggregate principal amount of $5.0 million (the "2024 Notes") to an existing shareholder, who beneficially owns more than 5% of Fathom's common stock, and the chairman of the Company's Board of Directors in a private placement (the "2024 Offering"). The cash proceeds to the Company from the issuance of the 2024 Note were $4.9 million after deducting the 2024 Offering expense.
In September 2024, IntelliAgent, a wholly owned subsidiary of the Company, purchased Hometown Heroes, LLC from Joshua Harley, the founder and former Chief Executive Officer of the Company, who is an employee of the Company and holds greater than 20% of its outstanding stock. The purchase price was $500,000, of which $200,000 was paid at closing and the remaining balance was paid in five monthly installments of $60,000 beginning in October 2024 and ending in February 2025. The terms of the transaction were approved by the disinterested members of the Company's Board of Directors in accordance with related-party transaction policies of the Company.
We lease office space from entities affiliated with certain of our employees. We paid $0.4 million and $0.4 million in total rent expense under these leases for the year ended December 31, 2024 and 2023, respectively.
Included in marketing expense for each of the years ended December 31, 2024 and 2023 was approximately $0.5 million and $0.4 million, respectively, from related parties in exchange for the Company receiving marketing services.
In March 2025, the Company completed a $3.0 million offering of common stock, which resulted in the issuance and sale by the Company of 832,639 shares of common stock to members of its Board of Directors ("the Board"), at a public offering price of $0.72 per share, generating gross proceeds of $0.6 million, of which the Company received approximately $0.5 million, after deducting underwriting discounts and other offering costs.
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
The calculation of basic and diluted net loss per share attributable to common stock was as follows (amount in thousands except share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss attributable to common stock—basic and diluted	$(21,577)	$(23,981)
Denominator:
Weighted- average basic and diluted shares outstanding	20,244,255	16,265,993

Net loss per share attributable to common stock—basic and diluted	$(1.07)	$(1.47)

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive.

	Year Ended December 31,
	2024	2023
Stock options	147,707	147,707
Non-vested restricted stock awards	546,653	1,766,417
Non-vested restricted stock units	3,018,374	2,191,297
Common stock warrants	240,100	240,100
Note 16. Income Taxes
The provision for income taxes consists of the following (amount in thousands):

	December 31,
	2024	2023
Current provision:
Federal	$—	$—
State	85	63
Total current	85	63
Deferred expense (benefit):
Federal	(998)	135
State	(109)	(50)
Total deferred	(1,107)	85
Income tax expense (benefit)	$(1,022)	$148
A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate consists of the following (amount in thousands):

	For the Years Ended December 31,
	2024		2023
Provision for federal income taxes at statutory rates	$(4,761)	21%	$(5,006)	21%
Provision for state income taxes, net of federal benefit	(19)	—%	(388)	2%
Change in valuation allowance	252	(1)%	4,785	(20)%
Nondeductible expenses	350	(2)%	10	—%
Stock compensation adjustments	3,287	(14)%	737	(3)%
Other	(131)	1%	10	—%
Income tax expense (benefit)	$(1,022)	5%	$148	—%
Effective Tax Rate	4.5%		0.6%

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The tax effects of the temporary differences and carryforwards that give rise to the deferred tax assets consist of the following (amount in thousands):

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforward	$12,564	$11,376
Property and equipment	139	112
Reserves	587	134
Share based compensation	1,229	3,963
Interest expense carryforward	173	60
Research and development credits	35	35
Lease liability	1,095	1,228
Basis in partnership	2	2
Internally developed software	12	—
Charitable contributions carryover	34	36
Total deferred tax assets	15,870	16,946
Deferred tax liabilities
Intangibles	(1,512)	(2,693)
Internally developed software	—	(499)
Right-of-Use assets	(870)	(956)
Prepaid expenses	(374)	(269)
Total deferred tax liabilities	(2,756)	(4,417)
Valuation allowance	(13,162)	(12,911)
Deferred tax liability, net	$(48)	$(382)
As of December 31, 2024, and December 31, 2023, the Company had federal net operating loss carryforwards of approximately $54.6 million and $49.4 million and state net operating loss carryforwards of approximately $28.9 million and $26.0 million, respectively. Federal net operating losses in the amount of $53.6 million carryforward indefinitely; the remainder are subject to expiration beginning in 2035. State net operating losses will begin to expire if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.
The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The adoption of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the years ended December 31, 2024 and 2023. Due to the Company's carryforward of net operating losses the statute of limitations remains open subsequent to and including the year ended December 31, 2015.
Note 17. Segment Reporting
The Company's Chief Operating Decision Maker ("CODM") is the Chief Executive Officer (CEO), who is responsible for evaluating the performance of the Company's operating segments and allocating resources. The Company identifies an operating segment as a component: (i) that engages in business activities from which it may earn revenues and incur expenses; (ii) that has available discrete financial information; and (iii) whose operating results are regularly reviewed by the CODM. The Company does not conduct business outside of the United States and no single customer accounts for more than 10% of total revenue in any reporting period.
Our Chief Operating Decision Maker makes operating decisions and assesses performance based on the services of identified operating segments and has identified three operating and reportable segments: Real Estate Brokerage;

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The CODM reviews revenue and adjusted EBITDA to evaluate financial performance of the reportable segments and to allocate resources. Adjusted EBITDA represents the revenues of the operating segment less operating expenses directly attributable to the respective operating segment. Adjusted EBITDA is defined by us as net income (loss), excluding other income and expense, costs related to acquisitions, income taxes, depreciation and amortization, and share-based compensation expense. In particular, the Company believes the exclusion of non-cash share-based compensation expense related to restricted stock awards and stock options and transaction-related costs provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. The Company’s presentation of Adjusted EBITDA might not be comparable to similar measures used by other companies.
The Company has determined that the main expenses regularly reviewed by the CODM in assessing segment performance are:
•Compensation Expense – Includes salaries and wages for personnel across the Real Estate Brokerage, Mortgage, Technology, and Corporate and Other Services functions.
•Commission Expense – Includes commissions and related agent payments incurred in connection with revenue-generating transactions, across the Real Estate Brokerage, Mortgage, Technology, and Corporate and Other Services functions.
These expenses are presented within the segment disclosures below as they represent the most significant cost drivers impacting the Company’s operating segments and are used by management in evaluating performance, allocating resources, and assessing operating efficiency.

The Company has updated its segment reporting to include compensation and commission expenses as separate line items for each reportable segment beginning in fiscal year 2024. Prior-period segment disclosures have been reclassified to conform to the current period presentation.
The Company does not allocate assets to its operating segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The balance sheet is managed on a consolidated basis and is not used in the context of segment reporting.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Key operating data for the reportable segments for the years ended December 31, 2024 and 2023 and are set forth in the tables below (amounts in thousands). The Company has included the results of the acquisitions from the acquisition date.

	For the Year Ended December 31, 2024
	Real Estate Brokerage	Mortgage	Technology	Total
Revenue	$314,741	$10,925	$3,072	$328,738
Intersegment revenue	—	—	1,410	1,410
Total segment revenue	314,741	10,925	4,482	330,148
Corporate and other services (a)				6,446
Elimination of intersegment revenue				(1,410)
Total revenue				335,184
Less:
Commissions	299,257	3,255	10	302,522
Compensation	3,594	3,297	2,640	9,531
Other segment expenses	8,725	5,857	1,309	15,891
Adjusted EBITDA by segment	3,165	(1,484)	523	2,204
Corporate and other services (a) expenses				(7,914)
Total adjusted EBITDA				(5,710)
Gain on sale of business				2,958
Stock based compensation				(8,839)
Litigation contingency				(3,491)
Depreciation and amortization				(5,423)
Other expense (income), net				(2,094)
Other non-cash items and transactions costs				—
Loss before income tax				$(22,599)
(a) Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and other services line.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2023
	Real Estate Brokerage	Mortgage	Technology	Total
Revenue	$325,405	$7,251	$3,172	$335,828
Intersegment revenue	—	—	—	—
Total segment revenue				335,828
Corporate and other services (a)				9,398
Elimination of intersegment revenue				—
Total revenue				345,226
Less:
Commissions	304,238	1,998	137	306,373
Compensation	3,644	2,839	2,590	9,073
Other segment expenses	11,849	4,280	2,089	18,218
Adjusted EBITDA by segment	5,674	(1,866)	(1,644)	2,164
Corporate and other services (a)				(6,275)
Total adjusted EBITDA				(4,111)
Gain on sale of business				—
Stock based compensation				(12,994)
Litigation contingency				—
Depreciation and amortization				(5,947)
Other expense (income), net				(580)
Other non-cash items and transactions costs				(201)
Loss before income tax				$(23,833)
(a)Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and other services line.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Sale of Business
On May 3, 2024, the Company completed the sale of its Dagley Insurance Agency operations (the "Disposal Group"), to its former owner. The Disposal Group had been, included in the Company's Corporate and Other Services segment. The aggregate sales price was $15.0 million, excluding closing adjustments, of which approximately (i) $7.4 million, net of closing adjustments, was received by the Company in cash at closing, (ii) $4.0 million will be received in cash on the first anniversary of the closing date (a short-term receivable), and (iii) $3.0 million will be received in cash on the second anniversary of the closing date (a long-term receivable). The total gain on the transaction was approximately $3.0 million, which is recorded in the Gain on sale of business in the consolidated statements of earnings.
The Disposal Group did not meet the requirements to be classified as discontinued operations, as the sale did not materially affect the Company's operations and did not represent a strategic shift for the Company. Our consolidated earnings from operations for the first four months of 2024 included net loss of approximately $0.3 million from Dagley Insurance Agency.
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
In September 2024, Fathom Realty, a wholly owned subsidiary of Fathom Holdings Inc. ("the Company") reached a nationwide settlement related to claims asserted in Burnett v. The National Association of Realtors., et al. As part of the settlement Fathom Realty will pay $500,000 into a settlement fund within five days after the settlement is formally approved by the court, $500,000 on or before October 1, 2025, and $1.95 million on or before October 1, 2026. The Company has included $1.0 million in accrued and other current liabilities and $1.95 million in other long-term liabilities in its balance sheet as of September 30, 2024. The total amount of $2.95 million is included in litigation contingency expense in the Company’s condensed consolidated statements of operations for the year ended December 31, 2024. Fathom Realty has also agreed to adhere to the rule changes put forth by the National Association of Realtors (the "NAR").
As previously reported in a Current Report on Form 8-K filed on November 28, 2023, the Company has been named as a defendant in a purported class action complaint in the United States District Court for the Eastern District of Texas Sherman Division, filed on November 13, 2023, by plaintiffs QJ Team, LLC and Five Points Holdings, LLC, individually and on behalf of all other persons similarly situated. A second purported class action complaint was filed on December 14, 2023, by plaintiffs Julie Martin, Mark Adams and Adelaida Matta in the same court, naming the Company as a defendant along with others, many of whom are also named in the first lawsuit. These lawsuits are purportedly brought on behalf of a class consisting of all persons who listed properties on a Multiple Listing Service in Texas (the “MLS") using a listing agent or broker affiliated with one of the defendants named in the lawsuits and paid a buyer broker commission beginning on November 13, 2019. The lawsuits allege unlawful conspiracy in violation of federal antitrust law and, against certain defendants (but not the Company) deceptive trade practices under the Texas Deceptive Trade Practices Act. The Company opted into a settlement between a nationwide plaintiff class and the NAR by executing a Supplemental Settlement Agreement in June 2024 (the "NAR Settlement"). On November 26, 2024, the court approved the NAR Settlement over objections. The final approval order is currently being appealed, and the Company is actively monitoring. If the NAR Settlement is sustained on appeal, it is expected to resolve claims against the Company related to this matter.
A third purported class action complaint was filed on April 11, 2024, by plaintiffs Shauntell Burton, Benny D. Cheatham, Robert Douglass, Douglas Fender, and Dana Fender in the United States District Court for the District of South Carolina. Like the Texas lawsuits, the South Carolina lawsuit alleges unlawful conspiracy in violation of federal antitrust law and is purportedly brought on behalf of a class consisting of all persons who used a listing broker in the sale of a home listed on an MLS in the District of South Carolina beginning on November 6, 2019. The case is currently stayed pending the final approval of the settlement between a nationwide plaintiff class and the NAR. As discussed above, the Company opted into a settlement between a nationwide plaintiff class and the NAR by executing a Supplemental Settlement Agreement in June 2024, which the Court approved over objections on November 26, 2024. The final approval order is currently being appealed, and the Company is actively monitoring. If the NAR Settlement is sustained on appeal itis expected to resolve claims against the Company related to this matter.
A fourth purported class action was filed on September 26, 2024, on behalf of buyers of residential property nationwide, and with an Illinois-specific sub-class, against Fathom Realty, LLC and other real estate brokers. In the complaint, the Plaintiffs allege that Defendants conspired to raise buyer broker commissions in violation of Section 1 of the Sherman Act, the Illinois Antitrust Act, and the Illinois Consumer Fraud and Deceptive Business Practices Act. On December 16, 2024, the Company filed a Motion to Dismiss for Failure to State a Claim, and the plaintiffs filed an amended complaint in January 2025. The Company intends to vigorously defend the action.
In addition to the foregoing, My Home Group (“MHG”), which the Company acquired on November 1, 2024, is a defendant in four active lawsuits: one in the United States District Court for the District of Arizona, filed in January 2024;

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
and three separate matters in Superior Court of Maricopa County, Arizona, filed in September 2024, January 2023 and April 2022. The Company intends to vigorously defend the action.
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
Assets in Escrow

In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheet at December 31, 2024, consistent with GAAP and industry practice. The balances amounted to $1.9 million and $1.4 million at December 31, 2024 and 2023, respectively.
Encompass Net Worth Requirements
In order to maintain approval from the U.S. Department of Housing and Urban Development to operate as a Title II non-supervised mortgagee, our indirect subsidiary Encompass Lending Group is required to maintain adjusted net worth of $1,000,000 and must maintain liquid assets (cash, cash equivalents, or readily convertible instruments) of 20% of the required net worth. As of December 31, 2024, Encompass had adjusted net worth of approximately $2.3 million and liquid assets of $2.3 million.
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

Note 20. Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to December 31, 2024, through the date the consolidated financial statements were filed with the SEC.
In March 2025, the Company completed an offering of common stock (the "2025 Offering"), which resulted in the issuance and sale by the Company of 3,505,364 and 832,639 shares of common stock, at a public offering price of $0.68 per share and $0.72 per share respectively, generating gross proceeds of $3.0 million, of which the Company received approximately $2.7 million, after deducting underwriting discounts and other offering costs.

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
As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our principal executive officer, our principal financial officer, and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2024, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective.
Based on his evaluation, our Chief Executive Officer, who is also our Chief Financial Officer, concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (the “2013 Framework”).
Based on this evaluation under the 2013 Framework, our Chief Executive Officer, President, and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of December 31, 2024. Based on this evaluation under the 2013 Framework, our Chief Executive Officer, who is also our President and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of December 31, 2024.

46

Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Trading Arrangements

Except as described below, during the quarter ended December 31, 2024, none of our directors or officers (as defined in rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

During the three months ended December 31, 2023, a written trading plan (the “Trading Plan”) was adopted on December 15, 2023 by Marco Fregenal, our Chief Executive Officer and President. The Trading Plan consists of the sale of 165,563 shares and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan’s maximum duration is until October 11, 2024, and the first trade will not occur until April 9, 2024, at the earliest. The Trading Plan is intended to cover the income tax obligations related to already issued restricted stock awards scheduled to vest in the year ended December 31, 2024. As such, Mr. Fregenal will sell only enough shares to cover these income tax burdens and intends to retain all of the remaining shares under the restricted stock awards.
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
47

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
48

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
(b)Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated November 4, 2020, by and among Fathom Holdings Inc., Verus Title Inc., and the sellers named therein.*	8-K	—	2.1	November 5, 2020

2.2	Agreement and Plan of Merger, dated April 7, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub C, Inc., LiveBy, Inc., the stockholders of LiveBy part hereto and Cory Scott, as stockholder representative. *	8-K	—	2.1	April 9, 2021

2.3	Agreement and Plan of Merger, dated April 13, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub A, Inc., Fathom Merger Sub B, LLC, E4:9 Holdings, Inc., the stockholders named therein and Paul S. Marsh, as stockholder representative. *	8-K	—	2.1	April 14, 2021

2.4	Equity Purchase Agreement, dated as of May 3, 2024, by and among E4:9 Holdings, LLC, Dagley Insurance Agency, LLC, D6 Holdings, LLC and Nathan Dagley.	8-K	—	2.1	May 9, 2024

2.5	Sales Agreement, dated as of January 23, 2025, between Fathom Holdings Inc. and Roth Capital Partners, LLC.	8-K	—	2.1	January 23, 2025

3.1	Restated Articles of Incorporation of Fathom Holdings Inc.	S-1	333-235972	3.1	January 17, 2020

3.1.1	Articles of Amendment to the Restated Articles of Incorporation of Fathom Holdings Inc., effective July 27, 2020.	8-K	—	3.1	August 4, 2020

3.2	Second Amended and Restated Bylaws of Fathom Holdings Inc.	S-1/A	333-235972	3.2	July 16, 2020

4.1	Underwriter Warrant issued August 4, 2020.	8-K	—	4.1	August 4, 2020

4.2	Description of Securities.	10-K	—	4.2	March 24, 2021

4.3	Form of Senior Secured Convertible Promissory Note.	8-K	—	4.1	April 14, 2023

4.4	Form of Senior Secured Convertible Promissory Note.	8-K	—	4.1	September 27, 2024

10.1	Fathom Holdings Inc. 2017 Stock Plan. #	8-K	—	10.1	August 4, 2020

10.2	Fathom Ventures, Inc. 2017 Stock Plan Form of Restricted Stock Award Agreement. #	S-1	333-235972	10.2	January 17, 2020
49

10.3	Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.2	August 4, 2020

10.3.1	Amendment to Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.1	October 20, 2021

10.3.2	Amendment to The Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan #	8-K	—	10.1	October 31, 2022

10.3.3	Third Amendment to the Company's 2019 Omnibus Stock Incentive Plan #	8-K	—	10.1	August 28, 2023

10.3.4	Fourth Amendment to the Company's 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.1	August 19, 2024

10.4	Form of Fathom Agent Agreement. #	S-1	333-235972	10.7	January 17, 2020

10.5	Commercial Lease Agreement, dated October 12, 2015, by and between Powell Commonwealth Associates, LLC and Fathom Realty, LLC.	S-1	333-235972	10.8	January 17, 2020

10.6	Commercial Lease Agreement, entered into on November 21, 2017, by and between King Commercial Properties, LLC and Fathom Realty, LLC.	S-1	333-235972	10.9	January 17, 2020

10.7	Lease Agreement, dated October 1, 2015, by and between Henderson & Murphy LLC and Fathom Realty Holdings, LLC.	S-1	333-235972	10.10	January 17, 2020

10.8	Form of Securities Purchase Agreement.	8-K	—	10.1	April 14, 2023

10.9.1	Form of Securities Purchase Agreement.	8-K	—	10.1	September 27, 2024

10.9.2	Form of Security Agreement (2024).	8-K	—	10.2	September 27, 2024

10.9.3	Form of Subsidiary Guarantee (2024).	8-K	—	10.3	September 27, 2024

10.9.4	Form of Registration Rights Agreement.	8-K	—	10.4	September 27, 2024

10.9.5	Form of Amended and Restated Security Agreement.	8-K	—	10.5	September 27, 2024

10.9.6	Form of Amended and Restate Subsidiary Guarantee.	8-K	—	10.6	September 27, 2024

10.10	Employment Agreement, dated November 5, 2024, by and between Fathom Holdings Inc. and Joanne Zach.	8-K	—	10.1	November 7, 2024

19.1	Insider Trading Policy.	—	—	—	Filed herewith

21.1	Fathom Holdings Inc. Subsidiaries.	—	—	—	Filed herewith

23.1	Consent of Deloitte & Touche LLP.	—	—	—	Filed herewith

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

99.7	Compensation Clawback Policy, dated November 30, 2023	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

50

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File, formatted in inline XBRL (included in Exhibit 101).	—	—	—	Filed herewith
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
51

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FATHOM HOLDINGS INC.

Date: March 28, 2025	By:	/s/ Marco Fregenal
Marco Fregenal
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marco Fregenal	President and Chief Executive Officer, Director	March 28, 2025
Marco Fregenal	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Scott Flanders	Director, Chair of the Board of Directors	March 28, 2025
Scott Flanders

/s/ Ravila Gupta	Director	March 28, 2025
Ravila Gupta

/s/ David Hood	Director	March 28, 2025
David Hood

/s/ Stephen Murray	Director	March 28, 2025
Stephen Murray

/s/ Adam Rothstein	Director	March 28, 2025
Adam Rothstein

/s/ Jennifer Venable	Director	March 28, 2025
Jennifer Venable
52