Form 10-K/A
period 2024-12-31
Fathom Holdings Inc.
filed 2025-04-29
CIK 1753162

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

Based on the registrant’s closing price of $1.72 as quoted on the NASDAQ Capital Market on June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $22,281,129. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2025, there were approximately 27,196,999 shares of the registrant’s common stock outstanding.

Audit Firm Id	Auditor Name:	Auditor Location:
34	Deloitte & Touche LLP	Raleigh, North Carolina

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Fathom Holdings Inc. (the “Company, “Fathom,” “we,” “us” or “our”) for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 28, 2025 (the “Original 10-K”), is being filed for the purposes of (i) including the information required by Part III (Items 10-14) of Form 10-K, and (ii) furnishing a revised certification by our principal executive officer and principal financial officer as Exhibit 32.1, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “906 Certification”). At the time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2025 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company will not file the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required. As a result, Part III, Items 10-14 of the Company’s Original 10-K are hereby amended and restated in their entirety.

Further, as a result of a typographical error, the Section 906 Certification attached as Exhibit 32.1 to the Original 10-K referenced the incorrect date and Principal Financial Officer. This Amendment contains a corrected 906 Certification. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also contains new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certification”).

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

December 31, 2024

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

The name of and certain information regarding each current director as of April 15, 2025, is set forth below. This information is based on data furnished to us by the directors. The business address for each director for matters regarding our Company is 2000 Regency Parkway Drive, Suite 300, Cary, North Carolina 27518.

Name	Age	Director Since	Position with Fathom
Marco Fregenal	60	2019	President, Chief Executive Officer and Chief Financial Officer, Director
Scott N. Flanders	67	2022	Chairman, Director
Ravila Gupta	61	2021	Director
David Hood	62	2019	Director
Stephen Murray	71	2023	Director
Adam Rothstein	53	2025	Director
Jennifer Venable	52	2019	Director

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

Scott N. Flanders

Scott Flanders has been independent Chair of our Board since November 2023. He served as Chief Executive Officer of eHealth, Inc. (Nasdaq: EHTH) from May 2016 to October 2021, including as a member of its board of directors from February 2008 to October 2021. From July 2009 to May 2016, he served as Chief Executive Officer of Playboy Enterprises, Inc., including as a member of its board of directors from July 2009 to December 2019. From January 2006 to June 2009, Mr. Flanders served as the President and Chief Executive Officer of Freedom Communications, Inc., including as a member of its board of directors from 2001 to 2009. From September 1999 to July 2005, he served as Chairman and Chief Executive Officer of Columbia House Company, which was acquired by Bertelsmann AG in July 2005. Mr. Flanders also currently serves on the board of directors of Fellow, Inc., a medical diagnostics business. He is also Chairman of the board of Digital Media Solutions, Inc. (OTCMKTS:DMSL), a digital performance marketing provider, as well as a member of the investment committee of Flume Ventures, a venture capital fund based in Nevada. He also serves on the board of Ionic Digital, Inc. (OTCMKTS:IONI), a digital infrastructure and cryptocurrency mining company. Mr. Flanders received a B.A. degree in economics from the University of Colorado and a J.D. from Indiana University. He is also a Certified Public Accountant.

We believe that Mr. Flanders’s executive management and operations expertise, and his background in law and accounting, qualify him to serve as one of our directors.

Ravila Gupta

Ravila Gupta has over 20 years of executive experience in corporate managerial roles. She is the Chief Executive Officer of Ravila Gupta, LLC, an executive and board coaching consulting practice. From April 2020 to April 2024, Ms. Gupta served as President and Chief Executive Officer of Bagchi Group, Inc., a private company providing business strategy, financial services, and board and executive coaching support to businesses. From April 2017 to April 2020, Ms. Gupta served as President and Chief Executive Officer of Council for Entrepreneurial Development, a non-profit organization dedicated to the development of entrepreneurs and their businesses, and from July 2012 to April 2017, Ms. Gupta served as President of Umicore USA Inc, a global materials technology and recycling group. Ms. Gupta currently serves on the boards of Marsh Furniture Company, a cabinetry manufacturer, and Biscuitville Fresh Southern, a breakfast restaurant chain. Ms. Gupta also currently serves in an advisory board role at Primo Partners LLC, a real estate and Ben & Jerry’s franchise development company, and previously served in an advisory role from October 2019 to December 2020 at Bennett Aerospace, Inc., an engineering and development company. Ms. Gupta received a B.E. and a M.E. from McGill University. She received her J.D. from North Carolina Central University.

We believe that Ms. Gupta’s background in executive management and entrepreneurial companies qualifies her to serve as one of our directors.

David C. Hood

David Hood served as audit partner at Ernst & Young LLP in Raleigh from 2005 until his retirement in 2015. Prior to that, Mr. Hood was the Vice President, Finance at Quintiles Americas, currently known as IQVIA Holdings Inc., a leading global provider of contract research services, from 1993 to 2000, where he helped take the company public. Mr. Hood received a B.S. in accounting from Guilford College and is a Certified Public Accountant.

We believe Mr. Hood’s experience in financial, accounting and auditing matters, as well as taking organizations public, capital raises, and mergers and acquisitions, qualify him to serve as one of our directors.

Stephen H. Murray

Stephen Murray has served as a senior advisor to HW Media, from December 2020 to present. He has been a co-founder, partner and senior advisor at REAL Trends Consulting, Inc., from 1987 to present. From 1987 to 2020, he was a co-founder and served as President of REAL Trends, Inc., the nation’s leading trends newsletter that reaches over 54,000 readers each week and covers trends, events and strategies affecting the brokerage industry primarily in North America. REAL Trends, Inc. also hosts the annual REAL Trends Gathering of Eagles conference attended by 300 real estate industry CEO’s. From 1994 to 2018, Mr. Murray published four periodicals on mergers and valuations, “A Guide to Mergers, Acquisitions and Roll-Ins,” “Valuing a Residential Real Estate Brokerage,” “Valuing a Residential Realty Firm,” and “Valuing Small to Medium Sized Realty Firms in 2018.” From May 1, 1992 to February 28, 1993, Mr. Murray served as the founder of InterAsset Group Inc. From 2003 to present, Mr. Murray has testified as an expert witness on real estate industry practices. Mr. Murray received his BBA in 1975 from Marshall University.

We believe Mr. Murray’s more than three decades in executive management and advisory positions in the real estate industry qualify him to serve as one of our directors.

Adam Rothstein

Mr. Rothstein is a venture investor specializing in tech, media, entertainment and medical technology. He is a Co-Founder and General Partner of Disruptive Technology Partners, an Israeli technology-focused, early-stage investment fund, along with Disruptive Growth, a collection of late-stage investment vehicles focused on Israeli technology, as well as the Disruptive Technologies Opportunity Fund. Mr. Rothstein is a venture partner at ReMY Investors & Consultants, LLC and is the Managing Member and Founder of two active venture vehicles: 1007 Mountain Drive Partners and 890 5th Avenue Partners, LLC. Currently, he holds board positions at numerous companies including Buzzfeed, Inc. (NASDAQ: BZFD), Reservoir Media, Inc. (NASDAQ: RSVR), Roth CH Acquisition Co., (USCTF), CoreMap Inc. and is the majority owner of the Spanish Football Team, CE Sabadell FC. With over

25 years of investment experience, Mr. Rothstein holds Board of Directors positions in several early and mid-stage technology and media companies, as well as, remaining an Advisory Board Member Emeritus of the Leeds School of Business at the University of Colorado Boulder. Mr. Rothstein graduated summa cum laude with a Bachelor of Science in Economics from the Wharton School of Business at the University of Pennsylvania and has a Master of Philosophy (MPhil) in Finance from the University of Cambridge.

We believe Mr. Rothstein’s experience as an entrepreneur, digital technology executive and as a director and chair of multiple organizations qualify him to serve as one of our directors.

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

Committees of the Board of Directors

In August 2019, our Board adopted written charters for each of its permanent committees, all of which are available under the Investors—Governance section of our website at FathomRealty.com. The following table provides membership information of our directors on each permanent committee of our Board as of April 15, 2025.

	Audit	Compensation	Nominating &
	Committee	Committee	Governance Committee

Scott N. Flanders
Marco Fregenal
Ravila Gupta
David Hood
Stephen Murray
Adam Rothstein
Jennifer Venable

 = Committee Chair

 = Member

Audit Committee

Our audit committee consists of Mr. Hood (Chair), Mr. Rothstein and Mses. Gupta and Venable. Each of them satisfies the independence requirements of Rules 5605(a)(2) and 5605(c)(2) of the NASDAQ Stock Market listing rules and Section 10A(m)(13) of the Exchange Act. Our audit committee met five times during 2024. Our audit committee is responsible for, among other things:

●	appointing, terminating, compensating, and overseeing the work of any accounting firm engaged to prepare or issue an audit report or other audit, review or attest services;
●	reviewing and approving, in advance, all audit and non-audit services to be performed by the independent auditor, taking into consideration whether the independent auditor’s provision of non-audit services to us is compatible with maintaining the independent auditor’s independence;
●	reviewing and discussing the adequacy and effectiveness of our accounting and financial reporting processes and controls and the audits of our financial statements;
●	establishing and overseeing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential, anonymous submission by our employees regarding questionable accounting or auditing matters;
●	investigating any matter brought to its attention within the scope of its duties and engaging independent counsel and other advisors as the audit committee deems necessary;
●	determining compensation of the independent auditors and of advisors hired by the audit committee;
●	reviewing and discussing with management and the independent auditor the annual and quarterly financial statements prior to their release;
●	monitoring and evaluating the independent auditor’s qualifications, performance, and independence on an ongoing basis;
●	reviewing reports to management prepared by the internal audit function, as well as management’s response;
●	reviewing and assessing the adequacy of the formal written committee charter on an annual basis;
●	reviewing and approving related-party transactions for potential conflict of interest situations on an ongoing basis; and
●	handling such other matters that are specifically delegated to the audit committee by our Board from time to time.

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

Compensation Committee

Our compensation committee consists of Ms. Gupta (Chair) and Messrs. Flanders and Murray, each of whom satisfy the independence requirements of Rules 5605(a)(2) and 5605(d)(2) of the NASDAQ Stock Market listing rules. Our compensation committee met four times during 2024. Our compensation committee is responsible for, among other things:

●	reviewing and approving the compensation, employment agreements, severance arrangements, and other benefits of all of our executive officers and key employees;
●	reviewing and approving, on an annual basis, the corporate goals and objectives relevant to the compensation of the executive officers, and evaluating their performance in light thereof;
●	reviewing and making recommendations, on an annual basis, to our Board with respect to director compensation;
●	reviewing any analysis or report on executive compensation required to be included in the annual proxy statement and periodic reports pursuant to applicable federal securities rules and regulations, and recommending the inclusion of such analysis or report in our proxy statement and periodic reports;
●	reviewing and assessing, periodically, the adequacy of the formal written committee charter; and
●	such other matters that are specifically delegated to the compensation committee by our Board from time to time.

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

Nominating and Governance Committee

Our nominating and governance committee consists of Mses. Venable (Chair) and Gupta, and Messrs. Murray and Rothstein. Each of them satisfies the independence requirements of Rule 5605(a)(2) of the NASDAQ Stock Market listing rules. Our compensation committee met five times during 2024. It is responsible for, among other things:

●	identifying and screening candidates for the Board, and recommending nominees for election as directors;
●	considering any director candidates recommended by the Company’s shareholders pursuant to the procedures set forth in the Company’s bylaws;
●	establishing procedures to exercise oversight of the evaluation of the Board and management;
●	developing and recommending to the Board a set of corporate governance guidelines, as well as reviewing these guidelines and recommending any changes to the Board;
●	reviewing the size and composition of the Board and its committees, and recommending to the Board for its approval directors to serve as members of each committee, and where appropriate, making recommendations regarding the removal of any member of any committee;
●	developing and reviewing our code of conduct, evaluating management’s communication of the importance of our code of conduct, and monitoring compliance with our code of conduct;
●	developing and recommending to the Board annual management succession and career development plans with respect to the Company’s senior management;
●	reviewing and assessing the adequacy of the formal written committee charter on an annual basis; and
●	generally advising the Board on corporate governance and related matters.

Family Relationships

There is no family relationship between any director, executive officer or person nominated to become a director or executive officer of our Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our common stock or other equity securities to file with the SEC certain reports of ownership and reports of changes in ownership of our securities. Executive officers, directors, and shareholders who hold more than 10% of our outstanding registered common stock are required by the SEC to furnish us with copies of all required forms filed under Section 16(a). Based solely on a review of this information and written representations from these persons that no other reports were required, we believe that, during the prior fiscal year all of our executive officers, directors, and 10% shareholders complied with the filing requirements of Section 16(a) of the Exchange Act, except for the following: Marco Fregenal, who filed a Form 4 on April 25, 2025, to report the November 15, 2024 grant to him of 200,000 restricted stock units and 50,000 performance shares, Scott Flanders, who filed a Form 4 on September 11, 2024, to report the August 19, 2024 grant to him of 43,478 shares of the Company’s common stock, David Hood who filed a Form 4 on September 11, 2024, to report the August 19, 2024 grant to him of 43,478 shares of the Company’s common stock, Ravila Gupta who filed a Form 4 on September 11, 2024, to report the August 19, 2024 grant to her of 43,478 shares of the Company’s common stock, Stephen Murray who filed a Form 4 on September 11, 2024, to report the August 19, 2024 grant to him of 43,478 shares of the Company’s common stock, Jennifer Venable who filed a Form 4 on September 11, 2024, to report the August 19, 2024 grant to her of 43,478 shares of the Company’s common stock, Samantha Giuggio, who filed a Form 4 on October 16, 2024, to report the January 31, 2024 grant to her of 2,248 shares, the March 31, 2024 grant to her of 5,421 shares, and the April 1, 2024 grant to her to report the 4,634 shares.

Code of Conduct

We adopted a code of conduct relating to the conduct of our business by all of our employees, officers, and directors, as well as a code of ethics specifically for our principal executive officer and senior financial officers. We also adopted a corporate communications policy for our employees and directors establishing guidelines for the disclosure of information to the investing public, market analysts, agents, dealers, investment advisors, the media, and any persons who are not our employees or directors. Our code of conduct is posted on our website FathomRealty.com under “Investors – Governance – Governance Documents.”

Insider Trading Policy

We adopted an insider trading policy (the “Insider Trading Policy”) to establish guidelines for our employees, officers, directors, and consultants regarding transactions in our securities and the disclosure of our material nonpublic information. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations. Our Insider Trading Policy is posted on our website FathomRealty.com under “Investors – Governance – Governance Documents.”

Trading Arrangements

Information regarding trading arrangements was included in the Original 10-K under Item 9B.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2024 and 2023, compensation awarded to or paid to, or earned by, anyone serving as principal executive officer during the most recently completed fiscal year and our next two most highly compensated executive officers who were serving as executive officers during the year ended December 31, 2024 (the “Named Executive Officers”).

Our Named Executive Officers for these purposes were:

●	Marco Fregenal, President, Chief Executive Officer (from November 2023) and Chief Financial Officer (through October 2024);
●	Samantha Giuggio, Chief Broker Operations Officer;
●	Joanne Zach, Chief Financial Officer (from November 2024); and
●	Joshua Harley, Chairman and Chief Executive Officer, until his resignation from those roles effective in November 2023.

Name and
Principal						Stock		All Other
Position	Year	Salary(1)		Cash Bonus		Awards(2)		Compensation		Total
Marco Fregenal	2024	$400,000		$—	(3)	$956,358	(3)	$14,596	(4)	$1,370,955
Chief Executive Officer, Chief Financial Officer and Principal Executive Officer and Principal Financial Officer	2023	$264,615	(5)	$—	(3)	$943,250	(3)	$14,464	(4)	$1,222,239
Samantha Giuggio	2024	$251,625		$60,000		$101,722		$28,084	(6)	$441,431
Chief Broker Operations Officer	2023	$260,087	(7)	$—		$25,451	(7)	$27,340	(6)	$312,878
Joanne Zach	2024	$335,250	(8)	$100,000		$89,948		$9,518	(9)	$534,717
Chief Financial Officer, Principal Financial Officer	2023	$—		$—		$—		$—		$—

(1)	Reflects base salary earned during the fiscal year covered.
(2)	Represents the aggregated grant date fair value of restricted stock awards computed in accordance with ASC 718, Compensation – Stock Compensation.
(3)	During 2024 and 2023, Mr. Fregenal voluntarily received the value of his cash bonus in restricted stock unit awards and restricted stock awards, respectively.
(4)	During 2024, includes $14,596 in medical insurance premiums. During 2023, includes $13,488 and $612 attributable to use of a Company automobile, respectively.
(5)	During 2023, Mr. Fregenal voluntarily reduced his base cash salary of $500,000 from January through mid-July and for November and December and elected to receive the balance of his base salary in restricted stock awards.
(6)	During 2024, includes $14,596 in medical insurance premiums and $13,488 attributable to an automobile allowance. During 2023, included $13,852 in medical insurance premiums and $13,488 to an automobile allowance.
(7)	During 2023, Ms. Giuggio voluntarily reduced her base cash salary of $275,000 from January through mid-May and from mid-November through December and elected to receive the balance of her base salary in restricted stock awards.
(8)	Includes Joanne’s 2024 salary related to her employment as the Company’s Senior Vice President of Finance prior to her appointment as Chief Financial Officer, effective November 5, 2024.
(9)	During 2024, includes $9,518 in medical insurance premiums.

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

Employment Agreements

Joanne Zach

In connection with Ms. Zach’s promotion to Chief Financial Officer, the Company and Ms. Zach entered into an employment agreement dated November 5, 2024 (the “Zach Employment Agreement”). Pursuant to the Zach Employment Agreement, the Company has agreed to provide Ms. Zach with (i) a base salary of $450,000 per year (the “Base Salary”), (ii) a discretionary annual bonus with a target amount of up to 30% of the Base Salary, contingent upon the satisfaction of pre-established annual objectives as determined by the Chief Executive Officer prior to the commencement of each fiscal year (the “Annual Objectives”), and (iii) a discretionary stock grant of up to 30% of the Base Salary, contingent upon the satisfaction of the Annual Objectives. Further, as an inducement to entering into the Zach Employment Agreement, on November 5, 2024, the Company granted Ms. Zach a restricted stock unit grant in an amount equal to 100,000 shares of the Company’s common stock pursuant to the terms of the Company’s 2019 Omnibus Stock Incentive Plan (the “Inducement RSU Grant”). The Inducement RSU Grant will be unvested when granted and will vest in equal annual installments over three years on the anniversary of the grant date, subject to Ms. Zach continuing as an employee of, or consultant to, the Company on each applicable vesting date.

On February 6, 2025, Ms. Zach separated from the Company. Following her departure, Marco Fregenal, the Company’s President and Chief Executive Officer, assumed the role of the Company’s principal financial officer and principal accounting officer.

Annual Base Salary

Base salaries for our Named Executive Officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent. The following table presents the annual base salaries for each of our Named Executive Officers for 2024, as determined by the non-employee members of the Board.

	2024 Base
Name	Salary
Marco Fregenal	$400,000
Samantha Giuggio	$251,625
Joanne Zach	$450,000	(1)

(1)	Represents Ms. Zach’s base salary per year, which was pro-rated based on her effective start date as the Company’s principal financial officer on November 5, 2024.

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

Our Board adopted, and our shareholders approved, the 2019 Stock Plan, which effectively replaced our 2017 Stock Plan as we do not intend to grant any more awards under the 2017 Stock Plan. The 2017 Stock Plan became effective on May 11, 2017. The 2019 Stock Plan became effective on August 9, 2019.

The purpose of our 2019 Stock Plan is to attract and retain real estate agents, employees, non-employee directors and consultants. Our 2019 Stock Plan authorizes us to make grants to eligible recipients of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock units and stock-based awards.

Other Compensation

Our Named Executive Officers did not participate in, or otherwise receive any benefits under, any pension or deferred compensation plan sponsored by us during 2024 or 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table shows for the fiscal year ended December 31, 2024, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers.

	Number of shares or units of		Market value of shares or units
Name	stock that have not vested (#)		of stock that have not vested ($)
Marco Fregenal	254,499	(1)	389,383	(2)

Samantha Giuggio	41,199	(3)	63,034	(2)

Joanne Zach	58,189	(4)	89,029	(2)

Joshua Harley	0	(5)	0	(2)

(1)	Consists of 254,499 restricted stock units (“RSUs”), of which 25,000 vested in full on January 1, 2025, 54,499 vest in full on September 1, 2025, and 200,000 vest in three equal annual installments on the first, second, and third anniversary of the initial grant date, August 19, 2024.
(2)	Based on $1.53 per share which was the closing price of our common stock on December 31, 2024, the last trading day of that fiscal year.
(3)	Consists of 41,199 RSUs that vest in full on September 1, 2025, of which 29,247 vested in full on March 30, 2025, 7,318 vest in full on September 1, 2025, and 4,634 vest in full on March 30, 2026.
(4)	Consists of 58,189 RSUs, of which 36,312 were scheduled to vest on March 30, 2025, 9,314 were scheduled to vest on June 29, 2025, and 12,563 were scheduled to vest on March 30, 2026. Because Ms. Zach separated from the Company prior to the first vesting date listed above, her RSUs reported above were forfeited.
(5)	Consists of 54,499 RSUs that vest in full on September 1, 2025.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

While we do not have a formal written policy in place with regard to the timing of awards of options or similar awards in relation to the disclosure of material nonpublic information, our equity awards are generally granted on fixed dates determined in advance. On limited occasions, our Board of Directors (or Compensation Committee, as appropriate) may grant equity awards outside of our annual grant cycle for new hires, promotions, recognition, retention or other purposes.

Our Board of Directors’ general practice, and its practice for fiscal year 2024, has been to complete its annual executive compensation review and determine performance goals and target compensation for our executives, which coincides with the Company’s regularly scheduled Board meetings; then equity awards are generally granted with an effective date during the Company’s next open trading window.

The Committee approves all equity award grants on or before the grant date and does not grant equity awards in anticipation of the release of material nonpublic information. Similarly, the Committee does not time the release of material nonpublic information based on equity award grant dates.

Director Compensation

Our directors who are employed by us do not receive any additional compensation for serving on our Board, and our non-employee directors receive cash and equity compensation as described below.

During our fiscal year ended December 31, 2024, each non-employee director received an annual retainer of $50,000 per year in cash compensation, as well as $100,000 in one-year time-vesting stock options. In January 2024 our Compensation Committee approved annual fees for the independent Chair of the Board of $85,000.

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

Compensation Committee Member

$7,500 per year in cash, paid quarterly

Audit Committee Member

$10,000 per year in cash, paid quarterly

Nominating and Governance Member

$5,000 per year in cash, paid quarterly

We cover the travel costs for Board members to attend four in-person Board meetings a year, or any additional in-person Board meetings duly called.

The following table sets forth the total compensation paid to each of our non-employee directors serving in 2024.

	Fees Earned or	Option	Stock
	Paid in Cash	Awards	Awards	Total
Name	($)	($)	($)(1)(2)(3)	($)
Scott N. Flanders(4)	$90,208	$—	$100,000	$190,208
Ravila Gupta	$78,750	$—	$100,000	$178,750
David C. Hood	$84,375	$—	$100,000	$184,375
Stephen Murray	$62,500	$—	$100,000	$162,500
Glenn Sampson	$37,500	$—	$—	$37,500
Jennifer Venable	$75,000	$—	$100,000	$175,000

(1)

The amounts shown in this column represent the aggregate grant date fair value of restricted stock units (“RSUs”) computed in accordance with ASC 718, Compensation — Stock Compensation. The amount represents the grant date fair value of the RSUs granted.

(2)	On August 19, 2024, Mr. Flanders, Ms. Gupta, Mr. Hood, Mr. Murray, and Ms. Venable received 43,478 restricted stock units that vest in full on August 18, 2025.
(3)

At December 31, 2024, Ms. Venable had 22,148 options outstanding, all of which were exercisable. Mr. Hood had 18,337 options outstanding, all of which were exercisable. Mr. Flanders had 13,078 options outstanding, all of which were exercisable. Ms. Gupta had 15,351 options outstanding, all of which were exercisable.

Mr. Fregenal is a named executive officer, and he also served as a director during 2024, but he did not receive additional compensation for service provided as a director in 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2025 unless otherwise noted below for the following:

●	each person or entity known to own beneficially more than 5% of our outstanding common stock;
●	each of our Named Executive Officers;
●	each director; and
●	all current directors and executive officers as a group.

Applicable percentage ownership is based on 20,776,292 shares of our common stock outstanding as of March 19, 2025, unless otherwise noted below, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable or exercisable within 60 days after March 31, 2025 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed shareholder is c/o Fathom Holdings Inc., 2000 Regency Parkway Drive, Suite 300, Cary, North Carolina 27518.

	Shares	Percentage
	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned
Directors and Named Executive Officers
Joshua Harley(1)	5,845,311	28.1%
Marco Fregenal(2)	1,741,500	8.4%
Samantha Giuggio(3)	117,530	*
Scott N. Flanders(4)	1,788,890	8.6%
Ravila Gupta(5)	32,206	*
David Hood(6)	58,212	*
Stephen H. Murray(7)	223,022	1.1
Glenn Sampson	172,148	*
Joanne Zach	78,653	*
Jennifer Venable(8)	48,309	*
All current directors and executive officers as a group (10 individuals)	10,027,128	48.3%
Other 5% Shareholders
There are no other persons known by us who beneficially owns 5% or more of our common stock as of March 31, 2025.

*Represent beneficial ownership of less than 1% of the shares of common stock outstanding.

(1)	Based on the Schedule 13D filed by the Reporting Person on October 7, 2024. Includes an aggregate of 1,710,346 shares held by three trusts for which Mr. Harley serves as a trustee and one of which he is a beneficiary. Also includes 10,346 shares held in trust for Mr. Harley’s daughter in which Mr. Harley has voting control; 363,032 shares that held in trust for Mr. Harley’s wife in which

Mr. Harley has voting control; and 343,032 shares that are held in trust for Mr. Harley’s brother-in-law in which Mr. Harley has voting control.
(2)	Includes 54,499 shares pursuant to a restricted stock unit award, all of which are restricted and vest in full on September 1, 2025. Does not include 150,000 shares held by a trust for the benefit of Mr. Fregenal’s children and for which Mr. Fregenal’s wife is trustee of the trust; and 5,056 shares of stock held by Mr. Fregenal’s wife, of which 1,765 were granted to reporting person’s wife and are restricted and will vest in full on March 30, 2025; the reporting person disclaims beneficial ownership of these securities.
(3)	Includes 5,424 shares owned by Ms. Giuggio’s husband. Also includes 53,539 shares pursuant to restricted stock unit awards, of which 29,247 shares are restricted and vest in full on March 30, 2025, 12,340 shares are restricted and vest in full on March 31, 2025, 7,318 shares are restricted and will vest in full on September 1, 2025, 4,634 shares are restricted and will vest in full on March 30, 2026.
(4)	Includes 90,000 shares held by trust for Mr. Flanders’ grandchildren in which Mr. Flanders has voting control and 13,078 shares underlying fully vested stock options. Excludes 43,478 restricted stock units that do not vest until August 18, 2025.
(5)	Includes 15,351 shares underlying fully vested stock options. Excludes 43,478 restricted stock units that do not vested until August 18, 2025.
(6)	Includes 18,337 shares underlying fully vested stock options. Excludes 43,478 restricted stock units that do not vested until August 18, 2025.
(7)	Excludes 43,478 restricted stock units that do not vest until August 18, 2025.
(8)	Includes 22,148 shares underlying fully vested stock options. Excludes 43,478 restricted stock units that do not vest until August 18, 2025.

Equity Incentive Plans

The following table sets forth the indicated information as of December 31, 2024 with respect to our equity compensation plans:

Number of
	securities to		Number of
	be issued upon	Weighted-	securities
	exercise	average	remaining available
	of outstanding	exercise price of	for future issuance
	options,	outstanding options,	under equity
	warrants and	warrants and	compensation
Plan Category	rights	rights	plans
Equity compensation plans approved by security holders
2017 Stock Plan	20,156	$4.71	2,739,261
2019 Omnibus Stock Incentive Plan	127,551	$13.00	365,914
Total	147,707	$11.87	4,420,192

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

Procedures for Approval of Related Party Transactions

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving or ratifying any related party transaction reaching a certain threshold of significance. In the course of its review and approval or ratification of a related party transaction, the committee, among other things, considers, consistent with Item 404 of Regulation S-K, the following:

●	the nature and amount of the related person’s interest in the transaction;
●	the material terms of the transaction, including, without limitation, the amount and type of transaction; and
●	any other matters our audit committee deems appropriate.

Any member of our audit committee who is a related person with respect to a transaction under review will not be permitted to participate in the deliberations or vote regarding approval or ratification of the transaction. However, such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

Director Independence

The Board has established an audit committee, compensation committee, and nominating and governance committee. Our audit committee consists of independent directors Messrs. Hood (Chair) and Rothstein and Mses. Gupta and Venable. Our compensation committee consists of independent directors Ms. Gupta (Chair) and Messrs. Flanders, Hood and Murray. Our nominating and governance committee consists of independent directors Mses. Venable (Chair) and Gupta and Messrs. Murray and Rothstein.

The Board has undertaken a review of the independence of our directors and has determined that Messrs. Flanders, Hood, Murray and Rothstein and Mses. Gupta and Venable are independent within the meaning of the NASDAQ Stock Market listing rules. In addition, the Board has determined that Messrs. Hood and Rothstein and Mses. Gupta and Venable each meets the additional test for independence for audit committee members and Ms. Gupta and Messrs. Flanders and Murray each meets the additional test for independence for compensation committee members imposed by SEC regulation and the NASDAQ Stock Market listing rules.

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

The following table summarizes the aggregate fees billed for professional services rendered to us by Deloitte in 2024 and 2023. A description of these various fees and services follows the table.

	2024	2023
Audit Fees	$635,195	$541,171
Audit-Related Fees	$200,000	$175,000
Tax Fees	$148,337	$133,140
All Other Fees	$1,895	—

All services giving rise to the fees described above were pre-approved by the audit committee.

Audit Fees

Audit Fees billed to us by Deloitte for the years ended December 31, 2024 and 2023, were related to the annual audits of our financial statements included in our Annual Reports on Form 10-K, for the reviews of our financial statements included in our Quarterly Reports on Form 10-Q, and for other services normally provided in connection with statutory and regulatory filings. Audit fees billed were $635,195 and $541,171 for the years ended December 31, 2024 and 2023, respectively.

Audit-Related Fees

Audit-related fees of $200,000 and $175,000 were billed to us by Deloitte for the years ended December 31, 2024 and 2023.

Tax Fees

Tax fees billed to us by Deloitte for the years ended December 31, 2024 and 2023, for tax compliance, tax advice, and tax planning were $148,337 and $133,140, respectively.

All Other Fees

Other Fees billed to us by Deloitte for the year ended December 31, 2024 related to a subscription to a service for accounting and financial reporting research. There were no Other Fees billed to us by Deloitte for the year ended December 31, 2023.

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

(b)Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated November 4, 2020, by and among Fathom Holdings Inc., Verus Title Inc., and the sellers named therein.*	8-K	—	2.1	November 5, 2020

2.2	Agreement and Plan of Merger, dated April 7, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub C, Inc., LiveBy, Inc., the stockholders of LiveBy part hereto and Cory Scott, as stockholder representative. *	8-K	—	2.1	April 9, 2021

2.3	Agreement and Plan of Merger, dated April 13, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub A, Inc., Fathom Merger Sub B, LLC, E4:9 Holdings, Inc., the stockholders named therein and Paul S. Marsh, as stockholder representative. *	8-K	—	2.1	April 14, 2021

2.4	Equity Purchase Agreement, dated as of May 3, 2024, by and among E4:9 Holdings, LLC, Dagley Insurance Agency, LLC, D6 Holdings, LLC and Nathan Dagley.	8-K	—	2.1	May 9, 2024

2.5	Sales Agreement, dated as of January 23, 2025, between Fathom Holdings Inc. and Roth Capital Partners, LLC.	8-K	—	1.1	January 23, 2025

3.1	Restated Articles of Incorporation of Fathom Holdings Inc.	S-1	333-235972	3.1	January 17, 2020

3.1.1	Articles of Amendment to the Restated Articles of Incorporation of Fathom Holdings Inc., effective July 27, 2020.	8-K	—	3.1	August 4, 2020

3.2	Second Amended and Restated Bylaws of Fathom Holdings Inc.	S-1/A	333-235972	3.2	July 16, 2020

4.1	Underwriter Warrant issued August 4, 2020.	8-K	—	4.1	August 4, 2020

4.2	Description of Securities.	10-K	—	4.2	March 24, 2021

4.3	Form of Senior Secured Convertible Promissory Note.	8-K	—	4.1	April 14, 2023

4.4	Form of Senior Secured Convertible Promissory Note.	8-K	—	4.1	September 27, 2024

10.1	Fathom Holdings Inc. 2017 Stock Plan. #	8-K	—	10.1	August 4, 2020

10.2	Fathom Ventures, Inc. 2017 Stock Plan Form of Restricted Stock Award Agreement. #	S-1	333-235972	10.2	January 17, 2020

10.3	Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.2	August 4, 2020

10.3.1	Amendment to Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.1	October 20, 2021

10.3.2	Amendment to The Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.1	October 31, 2022

10.3.3	Third Amendment to the Company’s 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.1	August 28, 2023

10.3.4	Fourth Amendment to the Company’s 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.1	August 19, 2024

10.4	Form of Fathom Agent Agreement. #	S-1	333-235972	10.7	January 17, 2020

10.5	Commercial Lease Agreement, dated October 12, 2015, by and between Powell Commonwealth Associates, LLC and Fathom Realty, LLC.	S-1	333-235972	10.8	January 17, 2020

10.6	Commercial Lease Agreement, entered into on November 21, 2017, by and between King Commercial Properties, LLC and Fathom Realty, LLC.	S-1	333-235972	10.9	January 17, 2020

10.7	Lease Agreement, dated October 1, 2015, by and between Henderson & Murphy LLC and Fathom Realty Holdings, LLC.	S-1	333-235972	10.10	January 17, 2020

10.8	Form of Securities Purchase Agreement.	8-K		10.1	April 14, 2023

10.9.1	Form of Securities Purchase Agreement.	8-K	—	10.1	September 27, 2024

10.9.2	Form of Security Agreement (2024).	8-K		10.2	September 27, 2024

10.9.3	Form of Subsidiary Guarantee (2024).	8-K		10.3	September 27, 2024

10.9.4	Form of Registration Rights Agreement.	8-K		10.4	September 27, 2024

10.9.5	Form of Amended and Restated Security Agreement.	8-K		10.5	September 27, 2024

10.9.6	Form of Amended and Restated Subsidiary Guarantee.	8-K		10.6	September 27, 2024

10.10	Employment Agreement, dated November 5, 2024, by and between Fathom Holdings Inc. and Joanne Zach.	8-K		10.1	November 7, 2024

19.1	Insider Trading Policy.	10-K	—	19.1	March 28, 2025

21.1	Fathom Holdings Inc. Subsidiaries.	10-K	—	21.1	March 28, 2025

23.1(1)	Consent of Deloitte & Touche LLP.	10-K	—	23.1	March 28, 2025

31.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—		Filed herewith.

31.2	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—		Filed herewith.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—		Filed herewith.

101.INS	Inline XBRL Instance Document.	10-K	—	101.INS	March 28, 2025

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	10-K	—	101.SCH	March 28, 2025

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	—	101.CAL	March 28, 2025

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	—	101.DEF	March 28, 2025

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	10-K	—	101.LAB	March 28, 2025

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	—	101.PRE	March 28, 2025

104	Cover Page Interactive Data File, formatted in inline XBRL (included in Exhibit 101).	—	—	—	Filed herewith

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

FATHOM HOLDINGS INC.

Date: April 29, 2025	By:	/s/ Marco Fregenal
Marco Fregenal
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, And Principal Accounting Officer)