Form 10-Q
period 2025-03-31
Fathom Holdings Inc.
filed 2025-05-13
CIK 1753162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 12, 2025, the registrant had 27,776,484 shares of common stock outstanding.

FATHOM HOLDINGS INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2025

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$7,976	$7,127
Restricted cash	195	263
Accounts receivable	3,133	3,147
Other receivable - current	3,000	4,000
Mortgage loans held for sale, at fair value	9,508	4,772
Prepaid and other current assets	6,962	5,647
Total current assets	30,774	24,956
Property and equipment, net	1,783	1,854
Lease right of use assets	4,370	3,781
Intangible assets, net	19,561	20,234
Goodwill	21,498	21,498
Other receivable - long-term	3,000	3,000
Other assets	31	74
Total assets	$81,017	$75,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,199	$4,305
Accrued and other current liabilities	5,862	4,894
Warehouse lines of credit	9,269	4,556
Lease liability - current portion	1,483	1,237
Long-term debt - current portion	4,158	4,389
Total current liabilities	25,971	19,381
Lease liability, net of current portion	3,818	3,522
Long-term debt, net of current portion	5,086	5,087
Other long-term liabilities	2,727	2,726
Total liabilities	37,602	30,716
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock (no par value, shares authorized, 100,000,000; shares issued and outstanding, 27,587,774 and 22,732,716 as of March 31, 2025 and December 31, 2024, respectively)	—	—
Additional paid-in capital	142,224	137,844
Accumulated deficit	(98,809)	(93,163)
Total stockholders' equity	43,415	44,681
Total liabilities and stockholders’ equity	$81,017	$75,397
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended March 31,
	2025	2024

Revenue	$93,135	$70,503
Commission and service costs	85,047	63,637
General and administrative	8,647	9,000
Marketing	1,370	1,201
Technology and development	1,937	1,590
Litigation contingency	4	—
Depreciation and amortization	554	728
Loss from operations	(4,424)	(5,653)

Other expense (income), net
Interest expense, net	156	105
Other nonoperating expense	1,049	152
Other expense, net	1,205	257
Loss before income taxes	(5,629)	(5,910)
Income tax expense	17	17
Net loss	$(5,646)	$(5,927)
Net loss per share:
Basic	$(0.24)	$(0.31)
Diluted	$(0.24)	$(0.31)
Weighted average common shares outstanding:
Basic	23,407,905	19,178,474
Diluted	23,407,905	19,178,474
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2024	22,732,716	$—	$137,844	$(93,163)	$44,681
Stock-based compensation, net of forfeitures	517,055	—	1,506	—	1,506
Issuance of common stock for public offering	4,338,003	—	3,043	—	3,043
Discount of common stock for public offering	—	—	(126)	—	(126)
Other	—	—	(43)	—	(43)
Net loss	—	—	—	(5,646)	(5,646)
Balance at March 31, 2025	27,587,774	$—	$142,224	$(98,809)	$43,415

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2023	20,671,515	$—	$126,820	$(71,586)	$55,234
Stock-based compensation, net of forfeitures	166,905	—	2,652	—	2,652
Offering costs in connection with public offering	—	—	(28)	—	(28)
Net loss	—	—	—	(5,927)	(5,927)
Balance at March 31, 2024	20,838,420	$—	$129,444	$(77,513)	$51,931
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

01
FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,646)	$(5,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,440	1,480
Non-cash lease expense	357	529
Deferred financing cost amortization	25	—
Gain on sale of mortgages	(1,491)	(1,215)
Stock-based compensation	1,506	2,652
Deferred income taxes	1	5
Change in operating assets and liabilities:
Accounts receivable	15	356
Prepaid and other current assets	(315)	(901)
Other assets	43	8
Accounts payable	893	434
Accrued and other current liabilities	1,089	1,112
Operating lease liabilities	(404)	(566)
Mortgage loans held for sale originations	(54,687)	(49,598)
Proceeds from sale and principal payments on mortgage loans held for sale	51,441	50,684
Net cash used in operating activities	(5,733)	(947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25)	(1)
Purchase of intangible assets	(670)	(534)
Amounts paid for business and asset acquisitions, net of cash acquired	(120)	—
Net cash used in investing activities	(815)	(535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(257)	(148)
Deferred acquisition consideration payments	—	(83)
Borrowings from warehouse lines of credit	54,959	49,440
Repayment on warehouse lines of credit	(50,247)	(49,277)
Proceeds from the issuance of common stock in connection with a public offering	3,043	—
Payment of offering cost in connection with issuance of common stock in connection with public offering	(169)	(28)
Net cash provided by (used in) financing activities	7,329	(96)
Net increase (decrease) in cash, cash equivalents, and restricted cash	782	(1,578)
Cash, cash equivalents, and restricted cash at beginning of period	7,389	7,540
Cash, cash equivalents, and restricted cash at end of period	$8,171	$5,962

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$90	$90
Right of use assets obtained in exchange for new lease liabilities	$946	$1,284

Reconciliation of cash and restricted cash:
Cash and cash equivalents	$7,976	$5,682
Restricted cash	195	280
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$8,171	$5,962
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
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Security and Exchange Commission (“SEC”) on March 28, 2025, as amended on April 29, 2025 (the “Form 10-K”). The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.
Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the Company's current year presentation with no effect on the previously reported net (loss) income or stockholders’ equity. Specifically, the Company reclassified certain components of revenue and operating expenses within the consolidated statements of operations to provide a more meaningful presentation of the Company’s results:
•Revenue is now presented as a single line item titled Total Revenue, which includes amounts previously reported separately as Gross Commission Income of $65.4 million and Other Service Revenue $5.1 million for the three months ended March 31, 2024;
•Commission and Services Costs now includes expenses previously reported under Commission and Other Agent-Related Costs of $61.2 million and Operations and Support of $2.1 million for the three months ended March 31, 2024. Commission and Services Costs represent direct costs to fulfill services provided by the Real Estate Brokerage, Mortgage, Technology and Development segments and Corporate and other services;
•General and Administrative Expenses now exclude agent recruiting costs of $0.6 million for the three months ended March 31, 2024, which have been reclassified to Marketing Expense; and
•Technology and Development Expenses now exclude certain direct personnel-related costs of $0.4 million for the three months ended March 31, 2024, previously included in this category. These direct costs, primarily related to ongoing development and maintenance of proprietary software used by agents, customers, and internal staff, are now included in Commission and Services Costs. Such costs primarily consist of personnel expenses, including salaries, bonuses, benefits, and share-based compensation.
In November 2024, the Company acquired My Home Group ("MHG"), a real estate brokerage business in the Arizona real estate market, for total consideration of approximately $4.2 million. The purchase price included initial cash consideration of approximately $0.3 million and 814,672 shares of common stock with an acquisition date fair value of $2..1 million. $1.0 million of additional consideration, subject to certain adjustments, as defined, is due within one year of the acquisition date. Further, contingent consideration with an initial estimated present value of $0.7 million is due contingent upon the occurrence of certain milestones. The Company will pay the contingent consideration, which may be paid in cash or shares of common stock at the Company’s discretion, equal to the amount by which MHG's net income exceeds defined thresholds during each fiscal year through December 31, 2027. The acquisition was accounted for as a

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
business combination in accordance with ASC 805. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s consolidated balance sheet at their preliminary estimated fair values as of acquisition date, including current assets of $0.1 million and accounts payable and accrued liabilities of $0.2 million. The Company recorded finite-lived intangible assets of approximately $3.2 million and goodwill of approximately $1.4 million. None of the Goodwill is expected to be deductible for income tax purposes.
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
Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $5.6 million and $5.9 million for the three months ended March 31, 2025 and 2024, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business organically and via acquisitions. The Company had cash and cash equivalents of $8.0 million and $7.1 million as of March 31, 2025 and December 31, 2024, respectively. The Company received $3.0 million in connection with the sale of its insurance business in April 2025, and expects to receive the remaining $3.0 million in May 2026. On April 7, 2025, the Company repaid its $3.5 million promissory note in full. Management believes that existing cash along with its planned budget, growth from increasing attach rates across the Company’s businesses from internal referrals, reduction of certain expenses given initiatives implemented throughout 2024 and 2025, and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements.
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
Note 3. Recent Accounting Pronouncements
Recently Implemented Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The amendments in this update require, among other things, a public company to disclose on an annual and interim basis significant segment expense, as well as other segment expenses, that are regularly provided to the CODM. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard during the quarter ended December 31, 2024 and its application did not have a material impact on the Company's consolidated financial statements.
Recent Upcoming Accounting Pronouncement

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In November 2024, the FASB issued Accounting Standards Update ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosure (Subtopic 220-40) ("ASU 2024-03"). ASU 2024-03 requires the disclosure of specified information about certain costs and expenses in the notes to the financial statements. Per the amendment, for each interim and annual reporting period, the reporting entity must 1) disclose the amounts of (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization and (v) depreciation, depletion, and amortization recognized as part of oil-and-gas producing activities; 2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; 3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and 4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This amendment is effective for all annual periods beginning after December 31, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the effect ASU 2024-03 will have on its disclosures.
Note 4. Intangible Assets, Net
Intangible assets, net consisted of the following (amounts in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$5,226	$(1,972)	$3,254
Software development	18,032	(9,215)	8,817
Customer relationships	2,020	(773)	1,247
Agent relationships	9,243	(3,090)	6,153
Know-how	430	(340)	90
	$34,951	$(15,390)	$19,561

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$5,226	$(1,841)	$3,385
Software development	17,371	(8,404)	8,967
Customer relationships	2,020	(723)	1,297
Agent relationships	9,235	(2,761)	6,474
Know-how	430	(319)	111
	$34,282	$(14,048)	$20,234
Estimated future amortization of intangible assets as of March 31, 2025 was as follows (amounts in thousands):

Years Ending December 31,
2025 (remaining)	$4,026
2026	4,837
2027	3,908
2028	2,840
2029	1,881
Thereafter	2,069
Total	$19,561
The aggregate amortization expense for intangible assets was $1.4 million and $1.4 million, of which $0.9 million and $0.8 million was included in technology and development expense for the three months ended March 31, 2025 and 2024, respectively.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Goodwill
The carrying amounts of goodwill by reportable segment as of March 31, 2025 and December 31, 2024 were as follows (amounts in thousands):

	Real Estate Brokerage	Mortgage	Technology	Other (a)	Total
Balance at March 31, 2025	$4,068	$10,428	$4,168	$2,834	$21,498

	Real Estate Brokerage	Mortgage	Technology	Other (a)	Total
Balance at December 31, 2024	$4,068	$10,428	$4,168	$2,834	$21,498
_____________________________________________________________
(a)Other comprises goodwill not assigned to a reportable segment.
The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the three months ended March 31, 2025, no events occurred that indicated it was more likely than not that goodwill was impaired. The Company plans to conduct an annual goodwill impairment test in the fourth quarter of 2025.
Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (amounts in thousands):

	March 31, 2025	December 31, 2024
Deferred annual fee	$1,326	$851
Due to sellers	1,208	1,328
Accrued compensation	1,347	818
Other accrued liabilities	1,981	1,897
Total accrued and other current liabilities	$5,862	$4,894
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

	March 31, 2025
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted -Average Interest Rate on Outstanding Borrowings
Bank A1	$10.0	$4.7	6.75%
Bank B2	$10.0	$4.5	6.64%

	December 31, 2024
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted -Average Interest Rate on Outstanding Borrowings
Bank A1	10.0	2.5	6.84%
Bank B2	10.0	2.0	7.01%

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Bank A's interest on funds borrowed is equal to the greater of 5.00%, or the 30-Day Secured Overnight Financing Rate (SOFR) plus 2.438%. The agreement ends in July 2025. Encompass was in compliance with debt covenants under this facility as of March 31, 2025.

(2) Bank B's interest on funds borrowed is equal to the note rate. The agreement ends in September 2025. As of March 31, 2025, Encompass was not in compliance with certain of these debt covenants under this facility related to earnings. Pursuant to the agreement signed on May 8, 2025, Encompass received a waiver for the non-compliant covenant.
Note 8. Debt
Total debt consisted of the following (amounts in thousands):

	March 31, 2025	December 31, 2024
3.75% Small Business Administration installment loan due May 2050	$108	$109
Convertible note payable, less unamortized costs of $29	8,496	8,471
Promissory note payable	164	226
Short term debt	192	197
Director and officer (D&O) insurance policy promissory note[1]	68	135
Executive and officer (E&O) insurance policy promissory note[2]	216	338
Total debt	9,244	9,476
Long-term debt, current portion	(4,158)	(4,389)
Long-term debt, net of current portion	$5,086	$5,087
(1) The 2024 D&O note carries a 7.35% interest rate and is payable quarterly with the last quarterly payment due in July 2025.
(2) The 2024 E&O note carries a 13.5% interest rate and is payable monthly with the last monthly payment being due in August 2025.
Promissory Note
In connection with the acquisition of My Home Group (“MHG”) in November 2024, the Company assumed a promissory note with a principal balance of $0.2 million, bearing an annual interest rate of 8.5%. The note is payable in 20 equal monthly installments of $13,413, with the final payment due on April 5, 2026.
Revolving Credit Line
In connection with the acquisition of MHG, the Company assumed a revolving credit line with an outstanding balance of $0.2 million, bearing an annual interest rate of 12%. The final payment is due on June 30, 2026.
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
Beginning on September 25, 2024, quarterly interest payments are to be paid in cash on the principal amount at a fluctuating rate equal to (i) the monthly average Secured Overnight Financing Rate (SOFR) plus (ii) 4% per annum, subject to certain adjustments and a minimum rate of 8%. The 2024 Notes have a conversion price of $4.25 per share of common stock, representing an initial conversion premium of approximately 85% above the last reported sale price of Fathom's common stock on September 26, 2024. The 2024 Notes will mature on October 1, 2026, unless repurchased or converted in accordance with their terms prior to such date. The 2024 Notes may not be converted by either purchaser into shares of

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
common stock if such conversion would result in the purchaser and its affiliates owning an aggregate of in excess of 19.99% of the then-outstanding shares of the Company’s common stock.
On April 13, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) and issued a Senior Secured Convertible Promissory Note in the principal amount of $3.5 million (the “2023 Note”), in a private placement (combined with the 2024 Offering, the “Offerings”). The Company paid a placement agent fee in the amount of $175,000 in connection with the issuance of the 2023 Note. The cash proceeds to the Company from the issuance of the 2023 Note were $3.3 million, after deducting the placement agent fee and approximately $25,000 in purchaser expenses.
The 2023 Note bears interest at a fluctuating rate equal to (i) the monthly average SOFR plus (ii) 5%, per annum (which interest rate may be increased as provided by the Purchase Agreement); provided, however, that in no event will the rate of interest for any month be less than 8% per annum. Interest is payable on the last calendar day of each quarter and on the maturity date, April 12, 2025 (the “Fixed Interest Payment Date”); provided, however, notwithstanding anything to the contrary provided in the Purchase Agreement or the Note, interest accrued but not yet paid will be payable upon any conversion, prepayment, and/or acceleration whether as a result of an Event of Default, as defined in the terms of the 2023 Note, or otherwise with respect to the principal amount being so converted, prepaid and/or accelerated.
In connection with the Offerings, the Company also entered into Security Agreements pursuant to which the 2023 Note and the 2024 Note are secured by all existing and future assets of the Company.
At any time, the Holder may convert any portion of the principal amount of the 2023 Note, plus accrued and unpaid interest and any late charges thereon, into shares of the Company’s common stock at an initial fixed conversion price of $6.00 per share, subject to certain customary adjustments. The 2023 Note imposes penalties on the Company for any failure to timely deliver any shares of the Company’s common stock issuable upon conversion. The Holder is not permitted to convert the 2023 Note into shares of common stock if such conversion would result in the Holder and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of the Company’s common stock, provided that upon 61 days’ notice, such ownership limitation may be adjusted by the Holder, but in any case, to no greater than 9.99%.
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
While management believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Mortgage loans held for sale – Management determines the fair value of mortgage loans held for sale is determined using quoted secondary-market prices or purchaser commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants. The loans are considered Level 2 on the fair value hierarchy.
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
The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:
•Agreed prices from Interest Rate Lock Commitments (“IRLC”);
•Trading prices for derivative instruments; and
•Closing prices at March 31, 2025 and December 31, 2024 for derivative instruments.
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$9,508	$—	$9,508
Derivative assets	—	—	5	5
	$—	$9,508	$5	$9,513

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$4,772	$—	$4,772
Derivative assets	—	—	26	26
	$—	$4,772	$26	$4,798
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
Leases with an initial term of twelve months or fewer are not recorded on the balance sheet, and the Company does not separate lease and non-lease components of contracts. There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Certain leases include variable payments related to common area maintenance and property taxes, which are billed by the landlord, as is customary with these types of charges for office space.
Our lease agreements generally do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate imputed discount rate. The Company benchmarked itself against other companies of similar credit ratings to derive an imputed rate, which was used in a portfolio approach to discount its real estate lease liabilities. The Company used estimated incremental borrowing rates for all active leases.
The table below presents certain information related to lease costs for the Company’s operating leases (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$357	$413
Short-term lease expense	144	175
Total lease cost	$501	$588
The following table presents the weighted average remaining lease term and the weighted average discount rate related to operating leases:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (in years) - operating leases	3.8	4.1
Weighted average discount rate - operating leases	7.96%	7.61%
The following table presents the maturities of lease liabilities (amounts in thousands):

Years Ended December 31,	Operating Leases
2025 (remaining)	$1,399
2026	1,688
2027	1,516
2028	1,020
2029	144
Thereafter	402
Total minimum lease payments	6,169
Less effects of discounting	(868)
Present value of future minimum lease payments	$5,301
Note 11. Shareholders’ Equity
On March 10, 2022, the Company’s Board of Directors authorized an expenditure of up to $10.0 million for the repurchase of shares of the Company’s common stock. The share repurchase program does not have a fixed expiration. Under the program, repurchases can be made from time-to-time using a variety of methods, including open market transactions, privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended or discontinued at any time at the Company’s discretion. There were no equity repurchases during the three months ended March 31, 2025 and the full year ended December 31, 2024, leaving approximately $4.0 million remaining under the share repurchase authorization.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company has an outstanding equity-classified warrant issued to an underwriter in August 2020 (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant has an exercise price of $11.00 per share and is exercisable at any time through August 4, 2025. As of March 31, 2025, no portion of the Underwriter Warrant had been exercised.

In March 2025, the Company completed an offering of common stock (the "2025 Offering"), which resulted in the issuance and sale by the Company of 3,505,364 shares of common stock at an offering price of $0.68 per share and 832,639 shares of common stock at an offering price of $0.72 per share, generating gross proceeds of $3.0 million, of which the Company received approximately $2.7 million, after deducting underwriting discounts and other offering costs. The Company issued and sold shares of its common stock to certain investors and members of the Company’s Board.
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
Restricted Stock Awards
Following is the restricted stock award activity for the three months ended March 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	546,653	$4.72
Granted	—	—
Vested	(170,800)	4.74
Forfeited	(13,292)	13.44
Nonvested at March 31, 2025	362,561	$4.39
Restricted Stock Unit Awards
During 2024, the Company commenced granting restricted stock units to employees and agents.
The following is the restricted stock unit award activity for the three months ended March 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	3,018,374	$3.02
Granted	118,124	1.04
Vested	(530,347)	3.94
Forfeited	(72,841)	3.32
Nonvested at March 31 2025	2,533,310	$2.71
Stock Option Awards
The Company did not grant stock option awards during the three month period ended March 31, 2025.
Stock-based Compensation expense
Stock-based compensation expense related to all awards issued under the Company’s stock compensation plans for the three months ended March 31, 2025 and 2024 was as follows (amounts in thousands):

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2025	2024
Commission and service costs	$663	$1,092
General and administrative	813	1,480
Marketing	30	80
Total stock-based compensation	$1,506	$2,652
At March 31, 2025, the total unrecognized compensation cost related to nonvested restricted stock awards was approximately $0.4 million, which is expected to be recognized over a weighted average period of approximately sixteen months.
At March 31, 2025, the total unrecognized compensation cost related to nonvested restricted stock units was $2.0 million, which the Company expects to recognize over a weighted average period of approximately ten months.
Note 13. Related Party Transactions

Effective May 3, 2024, the Company sold its wholly-owned insurance agency, Dagley Insurance Agency, to its original owner. ("For more information see Note. 17 - Sale of Business")

In September 2024, the Company sold and issued senior secured convertible promissory notes in aggregate principal amount of $5.0 million (the "2024 Notes") to an existing shareholder, who beneficially owns more than 5% of Fathom's common stock, and the chairman of the Company's Board of Directors in a private placement (the "2024 Offering"). The cash proceeds to the Company from the issuance of the 2024 Note were $4.9 million after deducting the 2024 Offering expense.
In September 2024, IntelliAgent, a wholly owned subsidiary of the Company, purchased Hometown Heroes, LLC from Joshua Harley, the founder and former Chief Executive Officer of the Company, who is an employee of the Company and holds greater than 20% of its outstanding stock. The purchase price was $500,000, of which $200,000 was paid at closing with the remaining balance paid in five monthly installments of $60,000 beginning in October 2024 and ending in February 2025. The terms of the transaction were approved by the disinterested members of the Company's Board of Directors in accordance with related-party transaction policies of the Company.

We lease office space from entities affiliated with certain of our employees. We paid $0.03 million and $0.2 million in total rent expense under these leases for each of the three months ended March 31, 2025 and 2024.
Marketing expense for each of the three months periods ended March 31, 2025 and 2024 included approximately $0.1 million, paid to related parties in exchange for the Company receiving marketing services.
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The calculation of basic and diluted net loss per share attributable to common stock was as follows (amounts in thousands except share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stock—basic and diluted	$(5,646)	$(5,927)
Denominator:
Weighted-average basic and diluted shares outstanding	23,407,905	19,178,474

Net loss per share attributable to common stock—basic and diluted	$(0.24)	$(0.31)
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive:

	As of March 31,
	2025	2024
Stock options	147,707	147,707
Non-vested restricted stock awards	362,561	1,246,528
Non-vested restricted stock units	2,533,310	2,631,384
Common stock warrants	240,100	240,100
Convertible debt	1,759,804	583,333
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
The Company has historically maintained a valuation allowance against deferred tax assets and reported only minimal current state tax expense. For each of the three months ended March 31, 2025 and March 31, 2024, the Company recorded income tax expense of approximately $0.02 million. The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses, but records a net deferred tax liability when reversals of deferred tax liabilities that relate to indefinite-live intangible assets may not be used in realizing deferred tax assets.

The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The application of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the three months ended March 31, 2025 or the year ended December 31, 2024. Due to the Company's carryforward of net operating losses, the statute of limitations remains open subsequent to and including the year ended December 31, 2015.
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Key operating data for the reportable segments for the three months ended March 31, 2025 and 2024 are set forth in the tables below (amounts in thousands):

	Three Months Ended March 31, 2025
	Real Estate Brokerage	Mortgage	Technology	Total
Revenue	$88,875	$2,603	$644	$92,122
Intersegment revenue	—	—	419	419
Total segment revenue	88,875	2,603	1,063	92,541
Corporate and other services (a)				1,047
Elimination of intersegment revenue				(453)
Total revenue				93,135
Less:
Commissions	84,411	703	—	85,114
Compensation	1,313	1,054	452	2,819
Other segment expenses	1,566	1,224	139	2,929
Adjusted EBITDA by segment	1,585	(378)	472	1,679
Corporate and other services (a) expenses				(3,153)
Total adjusted EBITDA				(1,474)
Stock based compensation				(1,506)
Litigation contingency				(4)
Depreciation and amortization				(1,440)
Other income (expense), net				(1,205)
Loss before income tax				$(5,629)

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2024
	Real Estate Brokerage	Mortgage	Technology	Total
Revenue	$65,385	$2,264	$765	$68,414
Intersegment revenue	—	—	352	352
Total segment revenue	65,385	2,264	1,117	68,766
Corporate and other services (a)				1,385
Elimination of intersegment revenue				(352)
Total revenue				70,503
Less:
Commissions	61,329	670	9	62,008
Compensation	1,034	1,010	569	2,613
Other segment expenses	2,179	1,104	566	3,849
Adjusted EBITDA by segment	843	(520)	(27)	296
Corporate and other services (a) expenses				(1,817)
Total adjusted EBITDA				(1,521)
Stock based compensation				(2,652)
Litigation contingency				—
Depreciation and amortization				(1,480)
Other expense (income), net				(257)
Loss before income tax				$(5,910)
_____________________________________________________________
(a)Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and other services line.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Sale of Business
On May 3, 2024, the Company completed the sale of its Dagley Insurance Agency operations (the "Disposal Group"), which was included in the Company's Corporate and Other Services segment, back to the former owner. The aggregate selling price was $15.0 million, excluding closing adjustments, of which approximately (i) $7.4 million, net of closing adjustments, was received by the Company in cash at closing, (ii) $1.0 million in cash was received in February 2025 and $3.0 million was received in April 2025, and (iii) $3.0 million will be received in cash on the second anniversary of the closing date (a long-term receivable). The total gain on the transaction was approximately $3.0 million, which is recorded in the Gain on sale of business in the consolidated statements of earnings.
The Disposal Group did not meet the requirements to be classified as discontinued operations as the sale did not materially affect the Company's operations and did not represent a strategic shift for the Company. Our consolidated earnings from operations for the first three months of 2024 included net loss of $0.3 million from Dagley Insurance Agency.

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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 18. Commitments and Contingencies
Legal Proceedings
In September 2024, Fathom Realty, a wholly owned subsidiary of Fathom Holdings Inc. ("the Company") reached a nationwide settlement related to claims asserted in Burnett v. The National Association of Realtors., et al. As part of the settlement Fathom Realty will pay $500,000 into a settlement fund within five days after the settlement is formally approved by the court, $500,000 on or before October 1, 2025, and $1.95 million on or before October 1, 2026. The Company has included $1.0 million in accrued and other current liabilities and $1.95 million in other long-term liabilities in its balance sheet as of March 31, 2025. Fathom Realty has also agreed to adhere to the rule changes put forth by the NAR.
As previously reported in a Current Report on Form 8-K filed on November 28, 2023, the Company has been named as a defendant in a purported class action complaint in the United States District Court for the Eastern District of Texas Sherman Division, filed on November 13, 2023, by plaintiffs QJ Team, LLC and Five Points Holdings, LLC, individually and on behalf of all other persons similarly situated. A second purported class action complaint was filed on December 14, 2023, by plaintiffs Julie Martin, Mark Adams and Adelaida Matta in the same court, naming the Company as a defendant along with others, many of whom are also named in the first lawsuit. These lawsuits are purportedly brought on behalf of a class consisting of all persons who listed properties on a Multiple Listing Service in Texas (the "MLS") using a listing agent or broker affiliated with one of the defendants named in the lawsuits and paid a buyer broker commission beginning on November 13, 2019. The lawsuits allege unlawful conspiracy in violation of federal antitrust law and, against certain defendants (but not the Company) deceptive trade practices under the Texas Deceptive Trade Practices Act. The Company opted into a settlement between a nationwide plaintiff class and the NAR by executing a Supplemental Settlement Agreement in June 2024 (the "NAR Settlement"). On November 26, 2024, the court approved the NAR Settlement over objections. The final approval order is currently being appealed, and the Company is actively monitoring. If the NAR Settlement is sustained on appeal, it is expected to resolve claims against the Company related to this matter.
A third purported class action complaint was filed on April 11, 2024, by plaintiffs Shauntell Burton, Benny D. Cheatham, Robert Douglass, Douglas Fender, and Dana Fender in the United States District Court for the District of South Carolina. Like the Texas lawsuits, the South Carolina lawsuit alleges unlawful conspiracy in violation of federal antitrust law and is purportedly brought on behalf of a class consisting of all persons who used a listing broker in the sale of a home listed on an MLS in the District of South Carolina beginning on November 6, 2019. The case is currently stayed pending the final approval of the settlement between a nationwide plaintiff class and the NAR. As discussed above, the Company opted into a settlement between a nationwide plaintiff class and the NAR by executing a Supplemental Settlement Agreement in June 2024, which the Court approved over objections on November 26, 2024. The final approval order is currently being appealed, and the Company is actively monitoring. If the NAR Settlement is sustained on appeal it is expected to resolve claims against the Company related to this matter.
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
In addition to the foregoing, My Home Group, which the Company acquired on November 1, 2024, is a defendant in two active lawsuits: one in the United States District Court for the District of Arizona, filed in January 2024, and one in the United States District Court for the Southern District of Florida, filed in August 2024. The Company intends to vigorously defend these actions.
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

Assets in Escrow

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions, and is responsible for the proper disposition of these balances for its customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets, consistent with GAAP and industry practice. The balance amounted to $3.2 million and $1.9 million at March 31, 2025 and December 31, 2024, respectively.
Encompass Net Worth Requirements
To maintain approval from the U.S. Department of Housing and Urban Development to operate as a Title II non-supervised mortgagee, our indirect subsidiary Encompass is required to have adjusted net worth of $1.0 million as of each December 31 and must maintain liquid assets (cash, cash equivalents, or readily convertible instruments) of at least $0.2 million. As of December 31, 2024, Encompass had adjusted net worth of approximately $2.3 million and liquid assets of $2.3 million.
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Subsequent Events
On April 13, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) and issued a Senior Secured Convertible Promissory Note in the principal amount of $3.5 million (the “2023 Note”), in a private placement (combined with the 2024 Offering, the “Offerings”). The Company paid a placement agent fee in the amount of $175,000 in connection with the Offering. The cash proceeds to the Company from the issuance of the 2023 Note were $3.3 million, after deducting the placement agent fee and approximately $25,000 in purchaser expenses. In April 2025, the Company repaid the outstanding balance of a $3.5 million promissory note.
On May 3, 2024, the Company completed the sale of its Dagley Insurance Agency operations (the "Disposal Group"), which was included in the Company's Corporate and Other Services segment, back to the former owner. The aggregate selling price was $15.0 million, excluding closing adjustments, of which approximately (i) $7.4 million, net of closing adjustments, was received by the Company in cash at closing, (ii) $1.0 million in cash was received in February 2025 and $3.0 million in cash were received in April 2025.

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
Overview
Fathom Holdings Inc. (the “Company”, “Our”, “We”), headquartered in Cary, North Carolina, is a national, technology-driven, end-to-end real estate services company integrating residential brokerage, mortgage, title, and software-as-a-service ("SaaS") offerings for brokerages and agents. The Company’s brands include Fathom Realty, Encompass Lending, intelliAgent, LiveBy, Real Results, Verus Title and Cornerstone. Our primary operation, Fathom Realty (as defined below), operates as a real estate brokerage company, working with real estate agents to help individuals purchase and sell residential and commercial properties, primarily in the South, Atlantic, Southwest, and Western parts of the United States, with the intention of expanding into all states.
Fathom Realty Holdings, LLC, a Texas limited liability company (“Fathom Realty”), is a wholly-owned subsidiary of Fathom Holdings Inc. Fathom Realty owns 100% of 43 subsidiaries, each an LLC representing the state in which the entity operates (e.g. Fathom Realty NJ, LLC).
Corporate Developments During 2025

On March 10, 2025, the Company issued and sold shares of its common stock to certain investors and members of the Company’s Board in a registered direct offering (the “2025 Offering”). The cash proceeds to the Company from the issuance of the shares of common stock in the 2025 Offering were approximately $2.7 million after deducting the offering expenses.

During the quarter ended March 31, 2025, the Company launched “Elevate,” a concierge-level service program designed to significantly enhance agent productivity and improve transaction efficiency. Elevate provides participating agents with dedicated lead generation support, transaction management, personalized coaching, comprehensive marketing packages, recruiting assistance, and priority customer service. This initiative is expected to increase agent retention, improve profitability per transaction, and bolster our overall market competitiveness.
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
On October 31, 2023, a federal jury in Missouri found that the National Association of Realtors (the "NAR") and certain companies conspired to artificially inflate brokerage commissions, which violates federal antitrust law. The judgment was appealed on October 31, 2023, while the plaintiffs have now sued a number of other companies, including us. See Part II, Item I below. On or about March 15, 2024, NAR agreed to settle these lawsuits, by agreeing to pay $418 million over approximately four years, and changing certain of its rules surrounding agent commissions. In accordance with the terms of the settlement, effective August 17, 2024, NAR put in place a new rule prohibiting offers of compensation on the MLS and adopted new rules requiring written agreements between buyers and buyers’ agents. However, the direct and indirect effects, if any, of the litigation upon the real estate industry are not yet entirely clear.
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
As of March 31, 2025 and March 31, 2024, we had approximately 14,715 and 11,986 agent licenses, respectively, representing growth of approximately 22.8%.
Reportable Segments
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
Our CODM makes operating decisions and assesses performance based on the services of identified operating segments and has identified three operating and reportable segments: (i) Real Estate Brokerage; (ii) Mortgage; and (iii) Technology. Through its Real Estate Brokerage segment, the Company provides real estate brokerage services. Through its Mortgage segment, the Company provides residential loan origination and underwriting services. Through its Technology segment, the Company provides SaaS solutions and data mining for third party customers and continues to develop its intelliAgent platform for current use by the Company’s real estate agents.
The CODM reviews revenue and adjusted EBITDA to evaluate financial performance of the reportable segments and to allocate resources. Adjusted EBITDA represents the revenues of the operating segment less operating expenses directly attributable to the respective operating segment. Adjusted EBITDA is defined by us as net income (loss), excluding other income and expense, costs related to acquisitions, income taxes, depreciation and amortization, and share-based compensation expense. In particular, the Company believes excluding of non-cash share-based compensation expense related to restricted stock awards and stock options and transaction-related costs provides a useful supplemental measure to evaluate the performance of our operations and provides better transparency into our results of operations. The Company’s presentation of Adjusted EBITDA might not be comparable to similar measures used by other companies.
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
These expenses are presented within the segment disclosures below as they represent the most significant cost drivers impacting the Company’s operating segments and are used by management to evaluate performance, allocate resources, and assess operating efficiency.
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
The Company was also eligible for certain contingent commissions from insurers based on the attainment of specific metrics related to the underlying policies placed, such as volume growth and loss ratios. Revenue for contingent commissions was estimated based on historical and current evidence of achievement toward each insurer’s respective annual metrics and was recognized as the underlying policies contributing to those achievements were placed. Due to the uncertainty in the amount of contingent consideration, the Company constrained estimated revenue to an amount for which a significant negative adjustment was not probable. Contingent consideration was generally received in the first quarter of the subsequent year.
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
General and administrative
General and administrative expenses consist primarily of fees for professional services and personnel costs, including base pay, bonuses, benefits, and share based compensation. Professional services principally consist of external legal, audit, and tax services. In the short term, we expect general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and to meet the increased compliance requirements associated with operation as a public company. However, in the long term, we anticipate general and administrative expenses as a percentage of revenue to decrease over time, if and as revenue increases.
Marketing
Marketing expenses consist primarily of online and traditional advertising, as well as costs for marketing and promotional materials. Advertising costs are expensed as they are incurred. We expect marketing expenses to increase in absolute dollars as we continue to expand our advertising programs, and promote our newly acquired business lines, but we anticipate marketing expenses as a percentage of revenue to decrease over time, if and as our revenue increases.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024 (dollar amounts in thousands)
Revenue

	Three Months Ended March 31,		Change
	2025	2024	Dollars	Percentage
Gross commission income	$88,875	$65,385	$23,490	36%
Other service revenue	4,260	5,118	(858)	(17)%
Revenue	$93,135	$70,503	$22,632	32%
For the three months ended March 31, 2025, gross commission income increased by approximately $23.5 million, or 36%, as compared with the three months ended March 31, 2024. This increase was primarily attributable to a 26.1% increase in transaction volume; 9,715 real estate transactions during the three months ended March 31, 2025, compared to 7,703 transactions during the three months ended March 31, 2024. Our transaction volume increased primarily due to the addition of My Home Group in November 2024. During the three months ended March 31, 2025, average revenue per transaction was $9,148, a 7.8% increase compared to $8,488 during the three months ended March 31, 2024, primarily attributable to a higher transaction value at My Home Group.
For the three months ended March 31, 2025, other service revenue decreased by approximately $0.9 million, or 17%, as compared with the three months ended March 31, 2024. This decrease is primarily attributable to the reduction of insurance revenue as a result of our sale of our insurance business in May 2024, offset by an increase in mortgage loans and title service transaction volume, which were primarily attributable to organic growth and walkovers.

	Three Months Ended March 31,		Change
	2025	2024	Dollars	Percentage
Commission and service costs	$85,047	$63,637	$21,410	34%
General and administrative	8,647	9,000	(353)	(4)%
Marketing	1,370	1,201	169	14%
Technology and development	1,937	1,590	347	22%
Litigation contingency	4	—	4	100%
Depreciation and amortization	554	728	(174)	(24)%
Total operating expenses	$97,559	$76,156	$21,403	28%

For the three months ended March 31, 2025, commission and service costs increased by approximately $21.4 million, or 34%, as compared with the three months ended March 31, 2024. Commission and service costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the increase in commission and service costs compared to the same period in 2024 was primarily attributable to an increase in agent commissions.
For the three months ended March 31, 2025, general and administrative expenses decreased by approximately $0.4 million, or 4%, as compared with the three months ended March 31, 2024. The decrease was primarily due to a $1.1 million decrease in stock compensation expense partially offset by an increase in compensation expense relative to the Company's investment in growth.
For the three months ended March 31, 2025, total marketing expenses increased by approximately $0.2 million, or 14%, as compared with the three months ended March 31, 2024. The increase was primarily due to the Company's investment in growth.
For the three months ended March 31, 2025, total technology and development expenses increased by approximately $0.3 million, or 22%, as compared with the three months ended March 31, 2024. The increase was primarily due to our ongoing investment in the intelliAgent platform and our LiveBy business.

For the three months ended March 31, 2025, depreciation and amortization expenses decreased by approximately $0.2 million, or 24%, as compared with the three months ended March 31, 2024. The decrease was due to the absence of amortization related to our insurance business that we sold effective May 3, 2024.
Income Taxes
The Company recorded income tax (benefit) expense of approximately $0.02 million for each of the three months ended March 31, 2025 and 2024. This tax expense is primarily the result of current state income tax liabilities and deferred tax expense related to deferred tax liabilities that cannot be fully offset by deferred tax assets.
Liquidity and Capital Resources (dollar amounts in thousands)
Capital Resources

	March 31, 2025	December 31, 2024	Change
			Dollars	Percentage
Current assets	30,774	24,956	5,818	23%
Current liabilities	25,971	19,381	6,590	34%
Net working capital	$4,803	$5,575	$(772)	(14)%
To date, our principal sources of liquidity have been the net proceeds we received through public offerings and private sales of our common stock, the sale of one of our businesses, as well as proceeds from loans. As of March 31, 2025, our cash and cash equivalents (including restricted cash) totaled approximately $8.2 million, which represented an increase of approximately $0.8 million compared to December 31, 2024. As of March 31, 2025, we had net working capital of approximately $4.8 million, which represented a decrease of $0.8 million compared to December 31, 2024. As noted above, in May 2024 we sold our wholly-owned subsidiary Dagley Insurance Agency for approximately $15.0 million in cash, $7.4 million of which we received at closing.
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
Cash Flows
Comparison of the Three Months Ended March 31, 2025 and 2024 (dollar amounts in thousands)

	Three Months Ended March 31,		Change
	2025	2024	Dollars	Percentage
Net cash (used in) operating activities	(5,733)	(947)	(4,786)	505%
Net cash provided by (used in) investing activities	(815)	(535)	(280)	52%
Net cash provided by (used in) financing activities	7,329	(96)	7,425	(7734)%
Cash Flows from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2025 consisted of a net loss of $5.6 million, non-cash charges of $1.8 million, including $1.5 million of stock-based compensation expense and $1.4 million of depreciation and amortization, partially offset by $1.5 million in gains on the sales of mortgages. Changes in assets and liabilities were primarily driven by $54.7 million in mortgage loan originations, partially offset by $51.4 million in proceeds from the sales and principal payments on mortgage loans held for sale.
Net cash used in operating activities for the three months ended March 31, 2024 consisted of a net loss of $5.9 million, non-cash charges of $3.4 million, including $2.7 million of stock-based compensation expense and $1.5 million of depreciation and amortization, partially offset by $1.2 million in gains on the sales of mortgages. Changes in assets and liabilities were primarily driven by $49.6 million in mortgage loan originations and $0.9 million in prepaid and other current assets; partially offset by $50.7 million in proceeds from the sales and principal payments on mortgage loans held for sale, as well as a $1.1 million increase in accrued and other current liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 primarily consisted of $0.7 million for purchases of intangible assets relative to technology development.
Net cash used in investing activities for the three months ended March 31, 2024 primarily consisted of $0.5 million for purchases of intangible assets related to technology development.
Cash Flows from Financing Activities
Net cash provided in financing activities for the three months ended March 31, 2025 consisted primarily of the $3.0 million in proceeds from the issuance of common stock in connection with a public offering and the change of $4.7 million on our warehouse lines of credit.
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
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented (amount in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(5,646)	$(5,927)
Stock based compensation	1,506	2,652
Depreciation and amortization	1,440	1,480
Litigation contingency	4	-
Other expense, net	1,205	257
Income tax expense	17	17
Adjusted EBITDA	$(1,474)	$(1,521)
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the nine months ended March 31, 2025.
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
The Company is also considered a small reporting company ("SRC") as of March 31, 2025. Under the terms of the JOBS Act, a SRC has public float of less than $250 million or has less than $100 million in annual revenue and no public float or public float less than $700 million. Being a SRC allows the Company to include less extensive narrative disclosure than required of other reporting companies, particularly concerning executive compensation. Being a SRC also only requires providing audited financial statements for two fiscal years, in contrast to non-SRCs, which must provide audited financial statements for three fiscal years.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on the evaluation of our Chief Executive Officer, who is also currently serving as our Chief Financial Officer, it was concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
(b)Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our Chief Executive Officer, who is also currently serving as our Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter.
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

In September 2024, Fathom Realty, a wholly owned subsidiary of Fathom Holdings Inc. ("the Company") reached a nationwide settlement related to claims asserted in Burnett v. The National Association of Realtors., et al. As part of the settlement Fathom Realty will pay $500,000 into a settlement fund within five days after the settlement is formally approved by the court, $500,000 on or before October 1, 2025, and $1.95 million on or before October 1, 2026. The Company has included $1.0 million in accrued and other current liabilities and $1.95 million in other long-term liabilities in its balance sheet as of March 31, 2025. Fathom Realty has also agreed to adhere to the rule changes put forth by the National Association of Realtors (the "NAR").
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
In addition to the foregoing, My Home Group, which the Company acquired on November 1, 2024, is a defendant in two active lawsuits: one in the United States District Court for the District of Arizona, filed in January 2024, and one in the United States District Court for the Southern District of Florida, filed in August 2024. The Company intends to vigorously defend these actions.

We cannot predict with certainty the cost of our defense, the cost of prosecution, insurance coverage, or the ultimate outcome of the lawsuits and any others that might be filed in the future, including remedies or damage awards. Adverse results in such litigation might harm our business and financial condition. Moreover, defending these lawsuits, regardless of their merits, could entail substantial expense and require the time and attention of management.
Item 1A. Risk Factors.
For more information regarding risk factors that could affect our results of operations, financial condition, and liquidity, see the risk factors previously disclosed in our most recent Annual Report on Form 10-K, as filed with the SEC on March 28, 2025 and amended on April 29, 2025. The risks described in this Report and in our Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock. Except as set forth below, there have been material changes in risk factors relevant to our results of operations, financial condition, or liquidity since December 31, 2024.

If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Stock Market, Nasdaq could delist our common stock.

Our common stock is currently listed on The Nasdaq Stock Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, a minimum closing bid price of $1.00 per share, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards. For example, on April 14, 2025, Nasdaq notified us that we failed the $1.00 minimum bid price requirement (the “Bid Price Rule”). If the Company does not regain compliance with the Bid Price Rule by October 13, 2025, the Company might be eligible for an additional 180-day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other continued listing standards for the Nasdaq Capital Market, with the exception of the Bid Price Rule, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

If the Company does not regain compliance with the Bid Price Rule when required, Nasdaq will provide written notification to the Company that its common stock is subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq hearings panel. There can be no assurance that we will regain or maintain such requirement or remain in compliance with any other Nasdaq listing requirements.

In the event that our common stock is delisted from The Nasdaq Stock Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over‑the‑counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on an exchange.

A delisting would also likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we may take actions to restore our compliance with The Nasdaq Stock Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below The Nasdaq Stock Market minimum bid price requirement or prevent non‑compliance with The Nasdaq Stock Market’s listing.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities.
Sales of Unregistered Sales
None.

Issuer Repurchases of Equity Securities
There were no equity repurchases for the three months ended March 31, 2025. The approximate dollar value of shares that may yet be purchased pursuant to the repurchase program is $4.0 million. Management has no plans to repurchase additional shares at this time.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Sales Agreement, dated as of January 23, 2025, between Fathom Holdings Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 in the Form 8-K filed on January 23, 2025).

10.2
Securities Purchase Agreement, dated as of March 10, 2025, by and between Fathom Holdings Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 in the Form 8-K filed on March 11, 2025).

31.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2025 and 2024; (iii) Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2025 and 2024; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2025 and 2024; and (v) Notes to Unaudited Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

FATHOM HOLDINGS INC.

Date: May 13, 2025	By:	/s/ Marco Fregenal
Marco Fregenal
Chief Executive Officer and President (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)