Form 10-Q
period 2025-06-30
Fathom Holdings Inc.
filed 2025-08-12
CIK 1753162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2025, the registrant had 28,147,122 shares of common stock outstanding.

FATHOM HOLDINGS INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2025

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,879	$7,127
Restricted cash	242	263
Accounts receivable	6,076	3,147
Other receivable - current	3,000	4,000
Mortgage loans held for sale, at fair value	12,978	4,772
Prepaid and other current assets	6,771	5,647
Total current assets	33,946	24,956
Property and equipment, net	1,724	1,854
Lease right of use assets	4,293	3,781
Intangible assets, net	18,906	20,234
Goodwill	21,498	21,498
Other receivable - long-term	—	3,000
Other assets	79	74
Total assets	$80,446	$75,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,781	$4,305
Accrued and other current liabilities	4,924	4,894
Warehouse lines of credit	12,628	4,556
Lease liability - current portion	1,510	1,237
Long-term debt - current portion	428	4,389
Total current liabilities	28,271	19,381
Lease liability, net of current portion	3,663	3,522
Long-term debt, net of current portion	5,084	5,087
Other long-term liabilities	2,728	2,726
Total liabilities	39,746	30,716
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock (no par value, shares authorized, 100,000,000; shares issued and outstanding, 28,110,120 and 22,732,716 as of June 30, 2025 and December 31, 2024, respectively)	—	—
Additional paid-in capital	143,101	137,844
Accumulated deficit	(102,401)	(93,163)
Total stockholders' equity	40,700	44,681
Total liabilities and stockholders’ equity	$80,446	$75,397
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$121,423	$89,207	$214,558	$159,710
Commission and service costs	112,025	81,072	197,071	144,709
General and administrative	7,975	8,331	16,624	17,327
Marketing	1,404	1,332	2,774	2,534
Technology and development	1,839	1,555	3,776	3,148
Litigation contingency	6	—	10	—
Depreciation and amortization	553	546	1,107	1,274
Loss from operations	(2,379)	(3,629)	(6,804)	(9,282)

Other expense (income), net
Gain on sale of business	—	(2,958)	—	(2,958)
Interest expense, net	207	109	363	214
Other nonoperating expense	944	520	1,993	672
Other expense, net	1,151	(2,329)	2,356	(2,072)
Loss before income taxes	(3,530)	(1,300)	(9,160)	(7,210)
Income tax expense	62	(6)	78	11
Net loss	$(3,592)	$(1,294)	$(9,238)	$(7,221)
Net loss per share:
Basic	$(0.13)	$(0.07)	$(0.36)	$(0.37)
Diluted	$(0.13)	$(0.07)	$(0.36)	$(0.37)
Weighted average common shares outstanding:
Basic	27,487,816	19,763,055	25,459,131	19,470,764
Diluted	27,487,816	19,763,055	25,459,131	19,470,764
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at March 31, 2025	27,587,774	$—	$142,224	$(98,809)	$43,415
Stock-based compensation, net of forfeitures	522,346	—	945	—	945
Other	—	—	(68)	—	(68)
Net loss	—	—	—	(3,592)	(3,592)
Balance at June 30, 2025	28,110,120	$—	$143,101	$(102,401)	$40,700

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at March 31, 2024	20,838,420	$—	$129,444	$(77,513)	$51,931
Stock-based compensation, net of forfeitures	169,459	—	2,499	—	2,499
Net loss	—	—	—	(1,294)	(1,294)
Balance at June 30, 2024	21,007,879	$—	$131,943	$(78,807)	$53,136

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2024	22,732,716	$—	$137,844	$(93,163)	$44,681
Stock-based compensation, net of forfeitures	1,039,401	—	2,450	—	2,450
Issuance of common stock for public offering	4,338,003	—	3,043	—	3,043
Discount of common stock for public offering	—	—	(126)	—	(126)
Other	—	—	(110)	—	(110)
Net loss	—	—	—	(9,238)	(9,238)
Balance at June 30, 2025	28,110,120	$—	$143,101	$(102,401)	$40,700

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2023	20,671,515	$—	$126,820	$(71,586)	$55,234
Stock-based compensation, net of forfeitures	336,364	—	5,151	—	5,151
Offering costs in connection with public offering	—	—	(28)	—	(28)
Net loss	—	—	—	(7,221)	(7,221)
Balance at June 30, 2024	21,007,879	$—	$131,943	$(78,807)	$53,136
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

01
FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,238)	$(7,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,897	2,799
Gain on sale of business	—	(2,958)
Non-cash lease expense	700	920
Deferred financing cost amortization	29	—
Gain on sale of mortgages	(3,161)	(3,153)
Stock-based compensation	2,450	5,151
Deferred income taxes	3	(37)
Change in operating assets and liabilities:
Accounts receivable	(2,928)	(658)
Prepaid and other current assets	(1,124)	(1,222)
Other assets	(5)	10
Accounts payable	4,476	1,642
Accrued and other current liabilities	73	308
Operating lease liabilities	(798)	(1,005)
Mortgage loans held for sale originations	(120,024)	(131,460)
Proceeds from sale and principal payments on mortgage loans held for sale	114,979	132,843
Net cash used in operating activities	(11,671)	(4,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(54)	(12)
Purchase of intangible assets	(1,385)	(1,193)
Proceeds from sale of business	4,000	7,435
Amounts paid for business and asset acquisitions, net of cash acquired	(120)	—
Other investing activities	—	(130)
Net cash provided by investing activities	2,441	6,100

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(3,993)	(295)
Deferred acquisition consideration payments	(33)	(225)
Borrowings from warehouse lines of credit	120,987	127,913
Repayment on warehouse lines of credit	(112,916)	(126,184)
Proceeds from the issuance of common stock in connection with a public offering	3,043	—
Payment of offering cost in connection with issuance of common stock in connection with public offering	(126)	(28)
Net cash provided by financing activities	6,962	1,181
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,268)	3,240
Cash, cash equivalents, and restricted cash at beginning of period	7,389	7,540
Cash, cash equivalents, and restricted cash at end of period	$5,121	$10,780

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$90	$199
Right of use assets obtained in exchange for new lease liabilities	$1,213	$1,572

Reconciliation of cash and restricted cash:
Cash and cash equivalents	$4,879	$10,439
Restricted cash	242	341
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$5,121	$10,780

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
Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the Company's current year presentation with no effect on the previously reported net (loss) income or stockholders’ equity. Specifically, the Company reclassified certain components of revenue and operating expenses within the consolidated statements of operations to provide a more meaningful presentation of the Company’s results:
•Revenue is now presented as a single line item titled Total Revenue, which includes amounts previously reported separately as Gross Commission Income of $83.1 million and $148.5 million, and Other Service Revenue $6.1 million and $11.2 million for the three and six months ended June 30, 2024, respectively;
•Commission and Services Costs now includes expenses previously reported under Commission and Other Agent-Related Costs of $78.0 million and $139.2 million, and Operations and Support of $2.7 million and $4.8 million for the three and six months ended June 30, 2024, respectively. Commission and Services Costs represent direct costs to fulfill services provided by the Real Estate Brokerage, Mortgage, Technology and Development segments and Corporate and other services;
•General and Administrative Expenses now exclude agent recruiting costs of $0.6 million and $1.2 million for the three and six months ended June 30, 2024, respectively, which have been reclassified to Marketing Expense; and
•Technology and Development Expenses now exclude certain direct personnel-related costs of $0.4 million and $0.7 million for the three and six months ended June 30, 2024,respectively, previously included in this category. These direct costs, primarily related to ongoing development and maintenance of proprietary software used by agents, customers, and internal staff, are now included in Commission and Services Costs. Such costs primarily consist of personnel expenses, including salaries, bonuses, benefits, and share-based compensation.
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $9.2 million and $7.2 million for the six months ended June 30, 2025 and 2024, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business organically and via acquisitions. The Company had cash and cash equivalents of $4.9 million and $7.1 million as of June 30, 2025 and December 31, 2024, respectively. The Company received $4.0 million during the first six months of 2025 related to the sale of its insurance business, which was completed in May 2024. The Company expects to receive the remaining $3.0 million in May 2026. On April 7, 2025, the Company repaid its $3.5 million convertible note (the “2023 Note”) in full. In March 2025, the Company completed an offering of common stock (the "2025 Offering"), which resulted in the issuance and sale by the Company of 3,505,364 shares of common stock at an offering price of $0.68 per share and 832,639 shares of common stock at an offering price of $0.72 per share, generating gross proceeds of $3.0 million, of which the Company received total net proceeds of $2.9 million, after deducting underwriting discounts and other offering costs. The Company issued and sold shares of its common stock to certain investors and members of the Company’s Board. Management believes that existing cash along with its planned budget, growth from increasing attach rates across the Company’s businesses from internal referrals, reduction of certain expenses given initiatives implemented throughout 2024 and 2025, and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements.
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
Note 3. Recent Accounting Pronouncements
Recently Implemented Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The amendments in this update require, among other things, a public company to disclose on an annual

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and interim basis significant segment expense, as well as other segment expenses, that are regularly provided to the CODM. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard during the quarter ended December 31, 2024 and its application has not materially impacted the Company's consolidated financial statements.
In December 2023, the FASB issued ASU 2023‑09 - Income Taxes (Topic 740) (“ASU 2023-09“). ASU 2023-09 enhanced disclosures about the income tax rate reconciliation and income taxes paid. ASU 2023-09 is intended to improve the transparency and decision-usefulness of income tax disclosures for investors. The Company adopted ASU 2023‑09 on January 1, 2025, on a prospective basis, as required for public companies with fiscal years beginning after December 15, 2024. The adoption did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows. However, the Company has included the required expanded disclosures in Note 15 – Income Taxes, including a more detailed reconciliation of the statutory to effective tax rate and disaggregation of income taxes paid by jurisdiction.
Recent Upcoming Accounting Pronouncement
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
Note 4. Intangible Assets, Net
Intangible assets, net consisted of the following (amounts in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$5,226	$(2,103)	$3,123
Software development	18,748	(10,051)	8,697
Customer relationships	2,020	(824)	1,196
Agent relationships	9,244	(3,421)	5,823
Know-how	430	(362)	68
	$35,668	$(16,762)	$18,906

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$5,226	$(1,841)	$3,385
Software development	17,371	(8,404)	8,967
Customer relationships	2,020	(723)	1,297
Agent relationships	9,235	(2,761)	6,474
Know-how	430	(319)	111
	$34,282	$(14,048)	$20,234

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Estimated future amortization of intangible assets as of June 30, 2025 was as follows (amounts in thousands):

Years Ending December 31,
2025 (remaining)	$2,745
2026	4,980
2027	4,050
2028	2,983
2029	2,024
Thereafter	2,124
Total	$18,906
The aggregate amortization expense for intangible assets was $1.4 million and $1.2 million, of which $0.9 million and $0.8 million was included in technology and development expense for the three months ended June 30, 2025 and 2024, respectively.
The aggregate amortization expense for intangible assets was $2.7 million and $2.6 million, of which $1.8 million and $1.5 million was included in technology and development expense for the six months ended June 30, 2025 and 2024, respectively.
Note 5. Goodwill
The carrying amounts of goodwill by reportable segment as of June 30, 2025 and December 31, 2024 were as follows (amounts in thousands):

	Real Estate Brokerage	Mortgage	Technology	Other (a)	Total
Balance at June 30, 2025	$4,068	$10,428	$4,168	$2,834	$21,498

	Real Estate Brokerage	Mortgage	Technology	Other (a)	Total
Balance at December 31, 2024	$4,068	$10,428	$4,168	$2,834	$21,498
_____________________________________________________________
(a)Other comprises goodwill not assigned to a reportable segment.
The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the six months ended June 30, 2025, no events occurred that indicated it was more likely than not that goodwill was impaired. The Company plans to conduct an annual goodwill impairment test in the fourth quarter of 2025.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (amounts in thousands):

	June 30, 2025	December 31, 2024
Deferred annual fee	$650	$851
Due to sellers	1,208	1,328
Accrued compensation	915	818
Other accrued liabilities	2,151	1,897
Total accrued and other current liabilities	$4,924	$4,894
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

	June 30, 2025
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted -Average Interest Rate on Outstanding Borrowings
Bank A1	$10.0	$4.3	6.74%
Bank B2	$10.0	$4.5	6.27%
Bank C3	$10.0	$3.8	6.72%

	December 31, 2024
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted -Average Interest Rate on Outstanding Borrowings
Bank A1	$10.0	$2.5	6.84%
Bank B2	$10.0	$2.0	7.01%
(1) Bank A's interest on funds borrowed is equal to the greater of 5.00%, or the 30-Day Secured Overnight Financing Rate (SOFR) plus 2.438%. The agreement ends in August 2025. Encompass was in compliance with debt covenants under this facility as of June 30, 2025.

(2) Bank B's interest on funds borrowed is equal to the note rate. The agreement ends in September 2025. As of June 30, 2025, Encompass was not in compliance with certain of these debt covenants under this facility related to earnings. Encompass has requested a waiver for the non-compliant covenant and expects to receive the waiver from the bank. If the Company is unable to obtain the covenant waiver, the bank would have the right to terminate the credit facility. Bank B’s warehouse line is collateralized by the mortgage loans held for sale.

(3) Bank C's interest on funds borrowed is equal to the greater of 4.50%, or the 30-Day Secured Overnight Financing Rate (SOFR) plus 2.40%. The agreement ends in May 2026. Encompass was in compliance with debt covenants under this facility as of June 30, 2025.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Debt
Total debt consisted of the following (amounts in thousands):

	June 30, 2025	December 31, 2024
3.75% Small Business Administration installment loan due May 2050	$106	$109
Convertible note payable	5,000	8,471
Promissory note payable	129	226
Short term debt	187	197
Director and officer (D&O) insurance policy promissory note[1]	—	135
Executive and officer (E&O) insurance policy promissory note[2]	90	338
Total debt	5,512	9,476
Long-term debt, current portion	(428)	(4,389)
Long-term debt, net of current portion	$5,084	$5,087
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
On April 13, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) and issued a Senior Secured Convertible Promissory Note in the principal amount of $3.5 million (the “2023 Note”), in a private placement (combined with the 2024 Offering, the “Offerings”). The Company paid a placement agent fee in the amount of $175,000 in connection with the issuance of the 2023 Note. The cash proceeds

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
to the Company from the issuance of the 2023 Note were $3.3 million, after deducting the placement agent fee and approximately $25,000 in purchaser expenses. On April 7, 2025, the Company repaid $3.5 million upon maturity.
In connection with the Offerings, the Company also entered into Security Agreements pursuant to which the 2024 Note are secured by all existing and future assets of the Company.
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
The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:
•Agreed prices from Interest Rate Lock Commitments (“IRLC”);
•Trading prices for derivative instruments; and
•Closing prices at June 30, 2025 and December 31, 2024 for derivative instruments.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$12,978	$—	$12,978
Derivative assets	—	—	110	110
Derivative liabilities	—	—	(141)	(141)
	$—	$12,978	$(31)	$12,947

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$4,772	$—	$4,772
Derivative assets	—	—	26	26
	$—	$4,772	$26	$4,798
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below presents certain information related to lease costs for the Company’s operating leases (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$343	$432	$700	$845
Short-term lease expense	147	101	291	276
Total lease cost	$490	$533	$991	$1,121
The following table presents the weighted average remaining lease term and the weighted average discount rate related to operating leases:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (in years) - operating leases	3.6	4.1
Weighted average discount rate - operating leases	8.07%	7.61%
The following table presents the maturities of lease liabilities (amounts in thousands):

Years Ended December 31,	Operating Leases
2025 (remaining)	$952
2026	1,770
2027	1,599
2028	1,097
2029	175
Thereafter	403
Total minimum lease payments	5,996
Less effects of discounting	(823)
Present value of future minimum lease payments	$5,173
Note 11. Shareholders’ Equity
On March 10, 2022, the Company’s Board of Directors authorized an expenditure of up to $10.0 million for the repurchase of shares of the Company’s common stock. The share repurchase program does not have a fixed expiration. Under the program, repurchases can be made from time-to-time using a variety of methods, including open market transactions, privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended or discontinued at any time at the Company’s discretion. There were no equity repurchases during the six months ended June 30, 2025 and the full year ended December 31, 2024, leaving approximately $4.0 million remaining under the share repurchase authorization.
The Company has an outstanding equity-classified warrant issued to an underwriter in August 2020 (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant has an exercise price of $11.00 per share and is exercisable at any time through August 4, 2025. As of June 30, 2025, no portion of the Underwriter Warrant had been exercised.
In March 2025, the Company completed the 2025 Offering, which resulted in the issuance and sale by the Company of 3,505,364 shares of common stock at an offering price of $0.68 per share and 832,639 shares of common stock at an offering price of $0.72 per share, generating gross proceeds of $3.0 million, of which the Company received total net

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
proceeds of $2.9 million, after deducting underwriting discounts and other offering costs. The Company issued and sold shares of its common stock to certain investors and members of the Company’s Board.
Note 12. Stock-based Compensation

The Company’s 2019 Omnibus Stock Incentive Plan (the “2019 Plan”) provides for granting stock options, restricted stock awards, and restricted stock units to employees, directors, contractors and consultants of the Company. On August 9, 2024, the Company's shareholders approved an amendment to the 2019 Plan that increased the share reserve of the 2019 Plan by 1,600,000 shares from 5,760,778 shares to 7,360,778 shares.
Restricted Stock Awards
The following is the restricted stock award activity for the three and six months ended June 30, 2025:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	546,653	$4.72
Granted	—	—
Vested	(170,800)	4.74
Forfeited	(13,292)	13.44
Nonvested at March 31, 2025	362,561	$4.39
Granted	—	—
Vested	(130,069)	5.00
Forfeited	(39,585)	7.97
Nonvested at June 30, 2025	192,907	$2.94
Restricted Stock Unit Awards
During 2024, the Company commenced granting restricted stock units to employees and agents.
The following is the restricted stock unit award activity for the three and six months ended June 30, 2025:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	3,018,374	$3.02
Granted	118,124	1.04
Vested	(530,347)	3.94
Forfeited	(72,841)	3.32
Nonvested at March 31 2025	2,533,310	$2.71
Granted	118,880	0.97
Vested	(561,931)	2.32
Forfeited	(175,048)	3.79
Nonvested at June 30, 2025	1,915,211	$2.46
Stock Option Awards
The Company did not grant stock option awards during the six month period ended June 30, 2025.
Stock-based Compensation expense
Stock-based compensation expense related to all awards issued under the Company’s stock compensation plans for the three and six months ended June 30, 2025 and 2024 was as follows (amounts in thousands):

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commission and service costs	$444	$866	$1,106	$1,958
General and administrative	489	1,584	1,302	3,064
Marketing	12	49	43	129
Total stock-based compensation	$945	$2,499	$2,451	$5,151
At June 30, 2025, the total unrecognized compensation cost related to nonvested restricted stock awards was approximately $0.3 million, which is expected to be recognized over a weighted average period of approximately fifteen months.
At June 30, 2025, the total unrecognized compensation cost related to nonvested restricted stock units was $1.3 million, which the Company expects to recognize over a weighted average period of approximately nine months.
Note 13. Related Party Transactions

Effective May 3, 2024, the Company sold its wholly-owned insurance agency, Dagley Insurance Agency, to its original owner (for more information see Note. 17 - "Sale of Business").

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
In March 2025, the Company completed the 2025 Offering, which resulted in the issuance and sale by the Company of 3,505,364 shares of common stock at an offering price of $0.68 per share and 832,639 shares of common stock at an offering price of $0.72 per share, generating gross proceeds of $3.0 million, of which the Company received total net proceeds of $2.9 million, after deducting underwriting discounts and other offering costs. The Company issued and sold shares of its common stock to certain investors and members of the Company’s Board.
The Company leases office from entities affiliated with certain of our employees. Rent expense was $0.03 million and $0.06 million, for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.
Marketing expense for the three and six months ended June 30, 2025 and 2024 included approximately $0.1 million and $0.2 million, respectively, paid to related parties in exchange for the Company receiving marketing services.
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The calculation of basic and diluted net loss per share attributable to common stock was as follows (amounts in thousands except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stock—basic and diluted	$(3,592)	$(1,294)	$(9,238)	$(7,221)
Denominator:
Weighted-average basic and diluted shares outstanding	27,487,816	19,763,055	25,459,131	19,470,764

Net loss per share attributable to common stock—basic and diluted	$(0.13)	$(0.07)	$(0.36)	$(0.37)
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	147,707	147,707	147,707	147,707
Non-vested restricted stock awards	192,907	826,315	192,907	826,315
Non-vested restricted stock units	1,915,211	2,777,715	1,915,211	2,777,715
Common stock warrants	240,100	240,100	240,100	240,100
Convertible debt	1,176,471	583,333	1,176,471	583,333
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
The Company has historically maintained a valuation allowance against deferred tax assets and reported only minimal current state tax expense. For each of the three and six months ended June 30, 2025 the Company recorded income tax expense of approximately $0.06 million and $0.08 million, respectively, and $(0.01) million and $0.01 million for the three and six months ended June 30, 2024, respectively. The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses, but records a net deferred tax liability when reversals of deferred tax liabilities that relate to indefinite-live intangible assets may not be used in realizing deferred tax assets.
The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The application of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the six months ended June 30, 2025 or the year ended December 31, 2024. Due to the Company's carryforward of net operating losses, the statute of limitations remains open subsequent to and including the year ended December 31, 2015.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA introduced multiple U.S. federal income tax changes such as deductibility of domestic research and development expenses, deductibility on certain property additions and limitations on interest expense deduction. The Company is currently assessing the legislation and the impact of these provisions on our consolidated financial statements. The Company does not expect the legislation to have a material impact on the Company’s consolidated financial statements.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 16. Segment Reporting
The Company's Chief Executive Officer (CEO) is its Chief Operating Decision Maker ("CODM"), who is responsible for evaluating the performance of the Company's operating segments and allocating resources. The Company identifies an operating segment as a component: (i) that engages in business activities from which it may earn revenues and incur expenses; (ii) that has available discrete financial information; and (iii) whose operating results are regularly reviewed by the CODM. The Company does not conduct business outside of the United States and no single customer accounts for more than 10% of total revenue in any reporting period.
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Key operating data for the reportable segments for the three and six months ended June 30, 2025 and 2024 are set forth in the tables below (amounts in thousands):

	Three Months Ended June 30, 2025
	Real Estate Brokerage	Mortgage	Technology	Total
Revenue	$115,979	$3,316	$636	$119,931
Intersegment revenue	—	—	419	419
Total segment revenue	115,979	3,316	1,055	120,350
Corporate and other services (a)				1,523
Elimination of intersegment revenue				(450)
Total revenue				121,423
Less:
Commissions	111,334	984	—	112,318
Compensation	1,537	1,042	388	2,967
Other segment expenses	1,007	1,376	877	3,260
Adjusted EBITDA by segment	2,101	(86)	(210)	1,805
Corporate and other services (a) expenses				(1,776)
Total adjusted EBITDA				29
Stock based compensation				(945)
Litigation contingency				(6)
Depreciation and amortization				(1,458)
Other income (expense), net				(1,151)
Loss before income tax				$(3,530)

	Three Months Ended June 30, 2024
	Real Estate Brokerage	Mortgage	Technology	Total
Revenue	$83,125	$3,682	$753	$87,560
Intersegment revenue	—	—	352	352
Total segment revenue	83,125	3,682	1,105	87,912
Corporate and other services (a)				1,647
Elimination of intersegment revenue				(352)
Total revenue				89,207
Less:
Commissions	79,652	1,093	—	80,745
Compensation	908	1,461	435	2,804
Other segment expenses	1,016	1,113	450	2,579
Adjusted EBITDA by segment	1,549	15	220	1,784
Corporate and other services (a) expenses				(1,595)
Total adjusted EBITDA				189
Gain on sale of business				2,958
Stock based compensation				(2,499)
Litigation contingency				—
Depreciation and amortization				(1,319)
Other expense (income), net				(629)
Loss before income tax				$(1,300)

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2025
	Real Estate Brokerage	Mortgage	Technology	Total
Revenue	$204,854	$5,919	$1,280	$212,053
Intersegment revenue	—	—	837	837
Total segment revenue	204,854	5,919	2,117	212,890
Corporate and other services (a)				2,570
Elimination of intersegment revenue				(902)
Total revenue				214,558
Less:
Commissions	195,744	1,687	—	197,431
Compensation	2,850	2,096	840	5,786
Other segment expenses	2,574	2,599	1,015	6,188
Adjusted EBITDA by segment	3,686	(463)	262	3,485
Corporate and other services (a) expenses				(4,932)
Total adjusted EBITDA				(1,447)
Gain on sale of business				—
Stock based compensation				(2,450)
Litigation contingency				(10)
Depreciation and amortization				(2,897)
Other income (expense), net				(2,356)
Other non-cash items and transaction costs				—
Loss before income tax				$(9,160)

	Six Months Ended June 30, 2024
	Real Estate Brokerage	Mortgage	Technology	Total
Revenue	$148,510	$5,946	$1,516	$155,972
Intersegment revenue	—	—	706	706
Total segment revenue	148,510	5,946	2,222	156,678
Corporate and other services (a)				3,738
Elimination of intersegment revenue				(706)
Total revenue				159,710
Less:
Commissions	140,981	1,763	9	142,753
Compensation	1,942	2,131	1,004	5,077
Other segment expenses	3,195	2,557	1,016	6,768
Adjusted EBITDA by segment	2,392	(505)	193	2,080
Corporate and other services (a) expenses				(3,412)
Total adjusted EBITDA				(1,332)
Gain on sale of business				2,958
Stock based compensation				(5,151)
Litigation contingency				—
Depreciation and amortization				(2,799)
Other expense (income), net				(886)
Other non-cash items and transaction costs				—
Loss before income tax				$(7,210)

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________
(a)Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and other services line.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Sale of Business
On May 3, 2024, the Company completed the sale of its Dagley Insurance Agency operations (the "Disposal Group"), which was included in the Company's Corporate and Other Services segment, back to the former owner. The aggregate selling price was $15.0 million, excluding closing adjustments, of which approximately (i) $7.4 million, net of closing adjustments, was received by the Company in cash at closing, (ii) $1.0 million in cash was received in February 2025 and $3.0 million was received in April 2025, and (iii) $3.0 million will be received in cash on the second anniversary of the closing date. The total gain on the transaction was approximately $3.0 million, which is recorded in the Gain on sale of business in the consolidated statements of earnings.
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 18. Commitments and Contingencies
Legal Proceedings
In September 2024, Fathom Realty, a wholly owned subsidiary of Fathom Holdings Inc. ("the Company") reached a nationwide settlement related to claims asserted in Burnett v. The National Association of Realtors., et al. As part of the settlement Fathom Realty will pay $500,000 into a settlement fund within five days after the settlement is formally approved by the court, $500,000 on or before October 1, 2025, and $1.95 million on or before October 1, 2026. The Company has included $1.0 million in accrued and other current liabilities and $1.95 million in other long-term liabilities in its balance sheet as of June 30, 2025. Fathom Realty has also agreed to adhere to the rule changes put forth by the NAR.
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
In addition to the foregoing, My Home Group, which the Company acquired on November 1, 2024 is a defendant in an active lawsuit in the United States District Court for the District of Arizona, filed in January 2024.
Fathom Realty LLC is a defendant in an active lawsuit in the United States District Court for the Southern District of Florida, filed in August 2024.
Other than the NAR settlement above, We cannot predict with certainty the cost of our defense, the cost of prosecution, insurance coverage, or the ultimate outcome of the lawsuits and any others that might be filed in the future, including remedies or damage awards. Adverse results in such litigation might harm our business and financial condition. Moreover, defending these lawsuits, regardless of their merits, could entail substantial expense and require the time and attention of our key management personnel.

Assets in Escrow

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions, and is responsible for the proper disposition of these balances for its customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets, consistent with GAAP and industry practice. The balance amounted to $3.2 million and $1.9 million at June 30, 2025 and December 31, 2024, respectively.
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Subsequent Events
The Company has evaluated subsequent events through the date these financial statements were issued and has determined that there were no events or transactions occurring during this period that would require recognition or disclosure in the condensed consolidated financial statements.

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
Corporate Developments During 2025

On March 10, 2025, the Company issued and sold shares of its common stock to certain investors and members of the Company’s Board in a registered direct offering (the “2025 Offering”). The cash proceeds to the Company from the issuance of the shares of common stock in the 2025 Offering were $2.9 million after deducting the offering expenses.

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
There could also be further changes in real estate industry practices. All of this has prompted discussion of changes to rules established by local or state real estate boards or multiple listing services. All of this may require changes to many brokers’ business models, including changes in agent and broker compensation. For example, many of our competitors may need to develop mechanisms and a plan that enable buyers and sellers to negotiate commissions. In contrast, our flat fee per real estate transaction model has always enabled our agents to negotiate their own fees. Our flat fee allows our agents greater ability to negotiate commissions, and we have no direct incentive to interfere with their doing so. Our flat fee per real estate transaction model enables our agents to freely settle their transaction commissions at their own discretion, and our revenue share models enable our agents to freely settle their transaction commissions at their own discretion. The Company will continue to monitor ongoing and similar antitrust litigation against our competitors, however, as our agent compensation model fully supports commission negotiation, we do not expect to have to change our compensation model in a manner that would adversely affect our financial condition and results of operations. However, the litigation and its ramifications could cause unforeseen turmoil in our industry, the impacts of which could have a negative effect on us as an industry participant.
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
As of June 30, 2025 and June 30, 2024, we had approximately 14,981 and 12,224 agent licenses, respectively, representing growth of approximately 22.6%.
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
General and administrative
General and administrative expenses consist primarily of fees for professional services and personnel costs, including base pay, bonuses, benefits, and share based compensation. Professional services principally consist of external legal, audit, and tax services. In the short term, we expect general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and to meet the increased compliance requirements associated with operation as a public company. However, in the long term, we anticipate general and administrative expenses as a percentage of revenue to decrease over time, if and when revenue increases.
Marketing
Marketing expenses consist primarily of online and traditional advertising, as well as costs for marketing and promotional materials. Advertising costs are expensed as they are incurred. We expect marketing expenses to increase in absolute dollars as we continue to expand our advertising programs, and promote our newly acquired business lines, but we anticipate marketing expenses as a percentage of revenue to decrease over time, if and when revenue increases.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024 (dollar amounts in thousands)
Revenue

	Three Months Ended June 30,		Change
	2025	2024	Dollars	Percentage
Gross commission income	$115,979	$83,125	$32,854	40%
Other service revenue	5,444	6,082	(638)	(10)%
Revenue	$121,423	$89,207	$32,216	36%
For the three months ended June 30, 2025, gross commission income increased by approximately $32.9 million, or 40%, as compared with the three months ended June 30, 2024. This increase was primarily attributable to a 25.4% increase in transaction volume; 12,710 real estate transactions during the three months ended June 30, 2025, compared to 10,137 transactions during the three months ended June 30, 2024. Our transaction volume increased primarily due to the addition of My Home Group in November 2024. During the three months ended June 30, 2025, average revenue per transaction was $9,125, a 11.3% increase compared to $8,200 during the three months ended June 30, 2024, primarily attributable to a higher transaction value at My Home Group.
For the three months ended June 30, 2025, other service revenue decreased by approximately $0.6 million, or 10%, as compared with the three months ended June 30, 2024. This decrease is primarily attributable to the reduction of insurance revenue as a result of our sale of the insurance business in May 2024, offset by an increase in title service transaction volume, which were primarily attributable to organic growth and walkovers.

	Three Months Ended June 30,		Change
	2025	2024	Dollars	Percentage
Commission and service costs	$112,025	$81,072	$30,953	38%
General and administrative	7,975	8,331	(356)	(4)%
Marketing	1,404	1,332	72	5%
Technology and development	1,839	1,555	284	18%
Litigation contingency	6	—	6	100%
Depreciation and amortization	553	546	7	1%
Total operating expenses	$123,802	$92,836	$30,966	33%

For the three months ended June 30, 2025, commission and service costs increased by approximately $31.0 million, or 38%, as compared with the three months ended June 30, 2024. Commission and service costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the increase in commission and service costs compared to the same period in 2024 was primarily attributable to an increase in agent commissions.
For the three months ended June 30, 2025, general and administrative expenses decreased by approximately $0.4 million, or 4%, as compared with the three months ended June 30, 2024. The decrease was primarily due to a $1.5 million decrease in stock compensation expense partially offset by an increase in compensation expense relative to the Company's investment in growth.
For the three months ended June 30, 2025, total marketing expenses increased by approximately $0.1 million, or 5%, as compared with the three months ended June 30, 2024. The increase was primarily due to the Company's investment in growth.
For the three months ended June 30, 2025, total technology and development expenses increased by approximately $0.3 million, or 18%, as compared with the three months ended June 30, 2024. The increase was primarily due to our ongoing investment in the intelliAgent platform and our LiveBy business.

For the three months ended June 30, 2025, depreciation and amortization expenses decreased by approximately $0.01 million, or 1%, as compared with the three months ended June 30, 2024. The decrease was due to the absence of amortization related to our insurance business that we sold in May 2024.
For the three months ended June 30, 2025, the Company did not recognize any gain on sale of business, compared to a gain of $3.0 million recognized during the three months ended June 30, 2024.
Income Taxes
The Company recorded income tax (benefit) expense of approximately $0.06 million and $(0.01) million for the three months ended June 30, 2025 and 2024, respectively. This tax expense is primarily the result of current state income tax liabilities and deferred tax expense related to deferred tax liabilities that cannot be fully offset by deferred tax assets.
Comparison of the Six Months Ended June 30, 2025 and 2024 (dollar amounts in thousands)

	Six Months Ended June 30,		Change
	2025	2024	Dollars	Percentage
Gross commission income	$204,854	$148,510	$56,344	38%
Other service revenue	9,704	11,200	(1,496)	(13)%
Total revenue	$214,558	$159,710	$54,848	34%
For the six months ended June 30, 2025, gross commission income increased by approximately $56.3 million, or 38%, as compared with the six months ended June 30, 2024. This increase was primarily attributable to a 28.5% increase in transaction volume; 22,425 real estate transactions during the six months ended June 30, 2025, compared to 17,446 transactions during the six months ended June 30, 2024. Our transaction volume increased primarily due to the addition of My Home Group in November 2024. During the six months ended June 30, 2025, average revenue per transaction was $9,135, a 7.3% increase compared to $8,513 during the six months ended June 30, 2024, primarily attributable to a higher transaction value at My Home Group.
For the six months ended June 30, 2025, other service revenue decreased by approximately $1.5 million, or 13%, as compared with the six months ended June 30, 2024. This decrease is primarily attributable to the reduction of insurance revenue as a result of the sale of our insurance business in May 2024, offset by an increase in title service transaction volume, which were primarily attributable to organic growth and walkovers.

	Six Months Ended June 30,		Change
	2025	2024	Dollars	Percentage
Commission and service costs	$197,071	$144,709	$52,362	36%
General and administrative	16,624	17,327	(703)	(4)%
Marketing	2,774	2,534	240	9%
Technology and development	3,776	3,148	628	20%
Litigation contingency	10	—	10	100%
Depreciation and amortization	1,107	1,274	(167)	(13)%
Total operating expenses	$221,362	$168,992	$52,370	31%

For the six months ended June 30, 2025, commission and service costs increased by approximately $52.4 million, or 36%, as compared with the six months ended June 30, 2024. Commission and service costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the increase in commission and service costs compared to the same period in 2024 was primarily attributable to an increase in agent commissions.
For the six months ended June 30, 2025, general and administrative expenses decreased by approximately $0.7 million, or 4%, as compared with the six months ended June 30, 2024. The decrease was primarily due to a $2.5 million decrease in stock compensation expense partially offset by an increase in compensation expense relative to the Company's investment in growth.

For the six months ended June 30, 2025, total marketing expenses increased by approximately $0.2 million, or 9%, as compared with the six months ended June 30, 2024. The increase was primarily due to the Company's investment in growth.
For the six months ended June 30, 2025, total technology and development expenses increased by approximately $0.6 million, or 20%, as compared with the six months ended June 30, 2024. The increase was primarily due to our ongoing investment in the intelliAgent platform and our LiveBy business.
For the six months ended June 30, 2025, depreciation and amortization expenses decreased by approximately $0.2 million, or 13%, as compared with the three months ended June 30, 2024. The decrease was due to the absence of amortization related to our insurance business that we sold in May 2024.
For the six months ended June 30, 2025, the Company did not recognize any gain on sale of business, compared to a gain of $3.0 million recognized during the six months ended June 30, 2024.
Income Taxes
The Company recorded income tax expense of approximately $0.08 million and $0.01 million for the six months ended June 30, 2025 and 2024, respectively. This tax expense is primarily the result of current state income tax liabilities and deferred tax expense related to deferred tax liabilities that cannot be fully offset by deferred tax assets.
Liquidity and Capital Resources (dollar amounts in thousands)
Capital Resources

	June 30, 2025	December 31, 2024	Change
			Dollars	Percentage
Current assets	33,946	24,956	8,990	36%
Current liabilities	28,271	19,381	8,890	46%
Net working capital	$5,675	$5,575	$100	2%
To date, our principal sources of liquidity have been the net proceeds we received through public offerings and private sales of our common stock, the sale of one of our businesses, as well as proceeds from loans. As of June 30, 2025, our cash and cash equivalents (including restricted cash) totaled approximately $5.1 million, which represented a decrease of approximately $2.3 million compared to December 31, 2024. As of June 30, 2025, we had net working capital of approximately $5.7 million, which represented an increase of $0.1 million compared to December 31, 2024. As noted above, in May 2024 we sold our wholly-owned subsidiary Dagley Insurance Agency for approximately $15.0 million in cash, $7.4 million of which we received at closing. The Company received $4.0 million during the first six months of 2025 related to the sale of its insurance business, which was completed in May 2024. The Company expects to receive the remaining $3.0 million in May 2026. On April 7, 2025, the Company repaid its $3.5 million convertible note (the “2023 Note”) in full. In March 2025, the Company completed an offering of common stock (the "2025 Offering"), which resulted in the issuance and sale by the Company of 3,505,364 shares of common stock at an offering price of $0.68 per share and 832,639 shares of common stock at an offering price of $0.72 per share, generating gross proceeds of $3.0 million, of which the Company received total net proceeds of $2.9 million, after deducting underwriting discounts and other offering costs.
We anticipate that our existing balances of cash and cash equivalents and future expected cash flows generated from our operations and from the sale of our insurance business will be sufficient to satisfy our operating requirements for at least the next twelve months from the date of the issuance of these unaudited interim consolidated financial statements.
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

Cash Flows
Comparison of the Six Months Ended June 30, 2025 and 2024 (dollar amounts in thousands)

	Six Months Ended June 30,		Change
	2025	2024	Dollars	Percentage
Net cash (used in) operating activities	(11,671)	(4,041)	(7,630)	189%
Net cash provided by investing activities	2,441	6,100	(3,659)	(60)%
Net cash provided by financing activities	6,962	1,181	5,781	490%
Cash Flows from Operating Activities
Net cash used in operating activities for the six months ended June 30, 2025 consisted of a net loss of $9.2 million, non-cash charges of $6.1 million, including $2.5 million of stock-based compensation expense and $2.9 million of depreciation and amortization, partially offset by $3.2 million in gains on the sales of mortgages. Changes in assets and liabilities were primarily driven by $120.0 million in mortgage loan originations, partially offset by $115.0 million in proceeds from the sales and principal payments on mortgage loans held for sale.
Net cash used in operating activities for the six months ended June 30, 2024 consisted of a net loss of $7.2 million, a gain on sale of a business of $2.9 million, non-cash charges of $5.7 million, including $5.2 million of stock-based compensation expense and $2.8 million of depreciation and amortization, partially offset by $3.2 million in gains on the sales of mortgages. Changes in assets and liabilities were primarily driven by $131.5 million in mortgage loan originations; partially offset by $132.8 million in proceeds from the sales and principal payments on mortgage loans held for sale, a decrease in operating lease liabilities of $1.0 million, as well as a $0.3 million increase in accrued and other current liabilities, and a $1.2 million decrease in prepaid and other current assets.
Cash Flows from Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2025 primarily consisted of proceeds from the sale of Dagley Insurance Agency completed in May 2024 of $4.0 million, partially offset by the purchases of intangible assets related to technology development of $1.4 million.
Net cash provided by investing activities for the six months ended June 30, 2024 primarily consisted of proceeds from the sale of Dagley Insurance Agency of $7.8 million, partially offset by the purchases of intangible assets related to technology development of $1.2 million
Cash Flows from Financing Activities
Net cash provided in financing activities for the six months ended June 30, 2025 consisted primarily of the $3.0 million in proceeds from the issuance of common stock in connection with a public offering and the change of $8.1 million on our warehouse lines of credit, and the repayment of a $3.5 million convertible note.
Net cash used in financing activities for the six months ended June 30, 2024 consisted primarily of approximately $1.7 million in net activity on our warehouse lines of credit, partially offset by $0.3 million in principal payments on debt and $0.2 million in deferred acquisition payments.
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
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented (amount in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss before income tax	$(3,530)	$(1,300)	$(9,160)	$(7,210)
Gain on sale of business	-	(2,958)	-	(2,958)
Stock based compensation	945	2,499	2,450	5,151
Depreciation and amortization	1,458	1,319	2,897	2,799
Litigation contingency	6	-	10	-
Other expense, net	1,151	629	2,356	886
Adjusted EBITDA	$29	$189	$(1,447)	$(1,332)
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Our Annual Report on Form 10-K for the year ended December 31, 2024 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the six months ended June 30, 2025.
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
The Company is also considered a small reporting company ("SRC") as of June 30, 2025. Under the terms of the JOBS Act, a SRC has public float of less than $250 million or has less than $100 million in annual revenue and no public float or public float less than $700 million. Being a SRC allows the Company to include less extensive narrative disclosure than required of other reporting companies, particularly concerning executive compensation. Being a SRC also only requires providing audited financial statements for two fiscal years, in contrast to non-SRCs, which must provide audited financial statements for three fiscal years.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on the evaluation of our Chief Executive Officer, who is also currently serving as our Chief Financial Officer, it was concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
In addition to the foregoing, My Home Group, which the Company acquired on November 1, 2024 is a defendant in an active lawsuit in the United States District Court for the District of Arizona, filed in January 2024.
Fathom Realty LLC is a defendant in an active lawsuit in the United States District Court for the Southern District of Florida, filed in August 2024.

Other than the NAR settlement above, we cannot predict with certainty the cost of our defense, the cost of prosecution, insurance coverage, or the ultimate outcome of the lawsuits and any others that might be filed in the future, including remedies or damage awards. Adverse results in such litigation might harm our business and financial condition. Moreover, defending these lawsuits, regardless of their merits, could entail substantial expense and require the time and attention of management.
Item 1A. Risk Factors.
For more information regarding risk factors that could affect our results of operations, financial condition, and liquidity, see the risk factors previously disclosed in our most recent Annual Report on Form 10-K, as filed with the SEC on March 28, 2025 and amended on April 29, 2025, and in our most recent Quarterly Report on Form 10-Q, as filed with the SEC on May 13, 2025. The risks described in our Annual Report and Quarterly Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock. Other than the risk described in our Quarterly Report for the period ended March 31, 2025, there have been material changes in risk factors relevant to our results of operations, financial condition, or liquidity since December 31, 2024.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities.
Sales of Unregistered Sales
None.
Issuer Repurchases of Equity Securities
There were no equity repurchases for the three and six months ended June 30, 2025. The approximate dollar value of shares that may yet be purchased pursuant to the repurchase program is $4.0 million. Management has no plans to repurchase additional shares at this time.
Item 5. Other Information.
During the period covered by this Report, no director or officer of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
31.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2025 and 2024; (iii) Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2025 and 2024; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three and Six Months Ended June 30, 2025 and 2024; and (v) Notes to Unaudited Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

FATHOM HOLDINGS INC.

Date: August 12, 2025	By:	/s/ Marco Fregenal
Marco Fregenal
Chief Executive Officer and President (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)