Form 10-Q
period 2025-09-30
Fathom Holdings Inc.
filed 2025-11-12
CIK 1753162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2025, the registrant had 32,390,959 shares of common stock outstanding.

FATHOM HOLDINGS INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2025

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$9,756	$7,127
Restricted cash	161	263
Accounts receivable	8,130	3,147
Other receivable - current	3,000	4,000
Mortgage loans held for sale, at fair value	9,091	4,772
Prepaid and other current assets	7,361	5,647
Total current assets	37,499	24,956
Property and equipment, net	1,659	1,854
Lease right of use assets	4,269	3,781
Intangible assets, net	18,213	20,234
Goodwill	21,498	21,498
Other receivable - long-term	—	3,000
Other assets	99	74
Total assets	$83,237	$75,397
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,590	$4,305
Accrued and other current liabilities	5,060	4,894
Warehouse lines of credit	8,914	4,556
Lease liability - current portion	1,584	1,237
Long-term debt - current portion	491	4,389
Total current liabilities	26,639	19,381
Lease liability, net of current portion	3,518	3,522
Long-term debt, net of current portion	5,082	5,087
Other long-term liabilities	4,617	2,726
Total liabilities	39,856	30,716
Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock (no par value, shares authorized, 100,000,000; shares issued and outstanding, 32,077,228 and 22,732,716 as of September 30, 2025 and December 31, 2024, respectively)	—	—
Additional paid-in capital	150,139	137,844
Accumulated deficit	(106,758)	(93,163)
Total shareholders' equity	43,381	44,681
Total liabilities and shareholders’ equity	$83,237	$75,397
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$115,313	$83,733	$329,871	$243,443
Commission and service costs	105,743	76,822	302,815	221,531
General and administrative	8,261	8,066	24,881	25,393
Marketing	979	1,361	3,753	3,898
Technology and development	1,818	1,702	5,594	4,848
Litigation contingency	2,000	3,099	2,011	3,437
Depreciation and amortization	550	444	1,658	1,718
Gain on sale of business	—	—	—	(2,958)
Loss from operations	(4,038)	(7,761)	(10,841)	(14,424)

Other expense (income), net
Interest expense, net	112	104	475	318
Other nonoperating expense	183	238	2,176	572
Other expense (income), net	295	342	2,651	890
Loss before income taxes	(4,333)	(8,104)	(13,492)	(15,314)
Income tax expense	24	17	102	28
Net loss	$(4,357)	$(8,121)	$(13,594)	$(15,342)
Net loss per share:
Basic	$(0.15)	$(0.40)	$(0.51)	$(0.78)
Diluted	$(0.15)	$(0.40)	$(0.51)	$(0.78)
Weighted average common shares outstanding:
Basic	29,569,936	20,429,791	26,844,457	19,792,773
Diluted	29,569,936	20,429,791	26,844,457	19,792,773
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2025	28,110,120	$—	$143,101	$(102,401)	$40,700
Stock-based compensation, net of forfeitures	517,108	—	562	—	562
Issuance of common stock for public offering, net offering costs of $385	3,450,000	—	6,475	—	6,475
Net loss	—	—	—	(4,357)	(4,357)
Balance at September 30, 2025	32,077,228	$—	$150,139	$(106,758)	$43,381

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2024	21,007,879	$—	$131,943	$(78,807)	$53,136
Stock-based compensation, net of forfeitures	790,675	—	1,967	—	1,967
Other	—	—	130	—	130
Net loss	—	—	—	(8,121)	(8,121)
Balance at September 30, 2024	21,798,554	$—	$134,040	$(86,928)	$47,112

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2024	22,732,716	$—	$137,844	$(93,163)	$44,681
Stock-based compensation, net of forfeitures	1,556,509	—	3,013	—	3,013
Issuance of common stock for public offering, net offering costs of $385	7,788,003	—	9,513	—	9,513
Discount of common stock for public offering	—	—	(198)	—	(198)
Other	—	—	(33)	—	(33)
Net loss	—	—	—	(13,594)	(13,594)
Balance at September 30, 2025	32,077,228	$—	$150,139	$(106,758)	$43,381

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2023	20,671,515	$—	$126,820	$(71,586)	$55,234
Stock-based compensation, net of forfeitures	1,127,039	—	7,118	—	7,118
Offering costs in connection with public offering	—	—	(28)	—	(28)
Other	—	—	130		130
Net loss	—	—	—	(15,342)	(15,342)
Balance at September 30, 2024	21,798,554	$—	$134,040	$(86,928)	$47,112
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

01
FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,594)	$(15,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,380	4,050
Gain on sale of business	—	(2,958)
Non-cash lease expense	1,063	1,372
Deferred financing cost amortization	29	—
Gain on sale of mortgages	(5,393)	(5,033)
Stock-based compensation	3,013	7,118
Deferred income taxes	3	—
Change in operating assets and liabilities:
Accounts receivable	(4,983)	51
Prepaid and other current assets	(1,450)	(1,704)
Other assets	(24)	(23)
Accounts payable	6,284	1,708
Accrued and other current liabilities	2,174	1,383
Operating lease liabilities	(1,209)	(1,510)
Other long-term liabilities	—	1,916
Mortgage loans held for sale originations	(184,187)	(192,230)
Proceeds from sale and principal payments on mortgage loans held for sale	185,261	196,832
Net cash used in operating activities	(8,633)	(4,371)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(78)	(46)
Purchase of intangible assets	(2,085)	(2,160)
Proceeds from sale of business	4,000	7,435
Amounts paid for business and asset acquisitions, net of cash acquired	(120)	—
Other investing activities	—	(130)
Net cash provided by investing activities	1,717	5,099

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(4,196)	(557)
Proceeds from note payable	—	5,435
Deferred acquisition consideration payments	(33)	—
Proceeds from other financing activities	—	20
Borrowings from warehouse lines of credit	184,032	191,837
Repayment on warehouse lines of credit	(179,674)	(191,550)
Proceeds from the issuance of common stock in connection with a public offering	9,513	—
Payment of offering cost in connection with issuance of common stock in connection with public offering	(198)	(28)
Net cash provided by financing activities	9,444	5,157
Net increase in cash, cash equivalents, and restricted cash	2,528	5,886
Cash, cash equivalents, and restricted cash at beginning of period	7,389	7,540
Cash, cash equivalents, and restricted cash at end of period	$9,917	$13,426

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$178	$299
Right of use assets obtained in exchange for new lease liabilities	$1,621	$1,572

Reconciliation of cash and restricted cash:
Cash and cash equivalents	$9,756	$13,104

Restricted cash	161	322
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$9,917	$13,426
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
Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the Company's current year presentation with no effect on the previously reported net (loss) income or shareholders’ equity (deficit). Specifically, the Company reclassified certain components of revenue and operating expenses within the consolidated statements of operations to provide a more meaningful presentation of the Company’s results:
•Revenue is now presented as a single line item titled Total Revenue, which includes amounts previously reported separately as Gross Commission Income of $78.6 million and $227.1 million, and Other Service Revenue $5.2 million and $16.4 million for the three and nine months ended September 30, 2024, respectively;
•Commission and Services Costs now includes expenses previously reported under Commission and Other Agent-Related Costs of $74.2 million and $213.4 million, and Operations and Support of $2.3 million and $7.1 million for the three and nine months ended September 30, 2024, respectively. Commission and Services Costs represent direct costs to fulfill services provided by the Real Estate Brokerage, Mortgage, Technology and Development segments and Corporate and other services;
•General and Administrative Expenses now exclude agent recruiting costs of $0.6 million and $1.8 million for the three and nine months ended September 30, 2024, respectively, which have been reclassified to Marketing Expense; and
•Technology and Development Expenses now exclude certain direct personnel-related costs of $0.3 million and $1.1 for the three and nine months ended September 30, 2024, respectively, previously included in this category. These direct costs, primarily related to ongoing development and maintenance of proprietary software used by agents, customers, and internal staff, are now included in Commission and Services Costs. Such costs primarily consist of personnel expenses, including salaries, bonuses, benefits, and share-based compensation.
In November 2024, the Company acquired My Home Group ("MHG"), a real estate brokerage business in the Arizona real estate market, for total consideration of approximately $4.2 million. The purchase price included initial cash consideration of approximately $0.3 million and 814,672 shares of common stock with an acquisition date fair value of $2.1 million. $1.0 million of additional consideration, subject to certain adjustments, as defined, is due within one year of the acquisition date. Further, contingent consideration with an initial estimated present value of $0.7 million is due contingent upon the occurrence of certain milestones. The Company will pay the contingent consideration, which may be

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
paid in cash or shares of common stock at the Company’s discretion, equal to the amount by which MHG's net income exceeds defined thresholds during each fiscal year through December 31, 2027. The acquisition was accounted for as a business combination in accordance with ASC 805. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s consolidated balance sheet at their estimated fair values as of acquisition date, including current assets of $0.1 million and accounts payable and accrued liabilities of $0.2 million. The Company recorded finite-lived intangible assets of approximately $3.2 million and goodwill of approximately $1.4 million. None of the Goodwill is expected to be deductible for income tax purposes.
For the three months ended September 30, 2025, MHG revenue was $34.3 million. For the nine months ended September 30, 2025, MHG revenue was $101.7 million. The related earnings do not have a material effect on the Company’s consolidated results of operations. Pro forma information has not been included as it is impracticable to obtain the information due to the lack of availability of historical GAAP financial data.

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
Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $13.6 million and $15.3 million for the nine months ended September 30, 2025 and 2024, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business organically and via acquisitions. The Company had cash and cash equivalents of $9.8 million and $7.1 million as of September 30, 2025 and December 31, 2024, respectively. The Company received $4.0 million during the first nine months of 2025 related to the sale of its insurance business, which was completed in May 2024. The Company expects to receive the remaining $3.0 million in May 2026. On April 7, 2025, the Company repaid its $3.5 million convertible note (the "2023 Note") in full. In March 2025, the Company completed a public offering of common stock (the "March 2025 Offering"), which resulted in the issuance and sale by the Company of 3,505,364 shares of common stock at an offering price of $0.68 per share and 832,639 shares of common stock at an offering price of $0.72 per share, generating gross proceeds of $3.0 million, of which the Company received total net proceeds of $2.9 million, after deducting underwriting discounts and other offering costs. The Company issued and sold shares of its common stock to certain investors and members of the Company’s Board. In September 2025, the Company completed a public offering of common stock (the "September 2025 Offering"), which resulted in the issuance and sale by the Company of 3,450,000 shares of common stock at an offering price of $2.00 per share, generating gross proceeds of $6.9 million, of which the Company received total net proceeds of $6.5 million, after deducting underwriting discounts and other offering costs. In September 2024, the Company completed a private placement of senior secured convertible promissory notes with an aggregate principal amount of $5.0 million (the “2024 Notes”). The 2024 Notes were issued to an existing shareholder who beneficially owned more than 5% of the Company’s common stock and to the Chairman of the Company’s Board of Directors (the “2024 Offering”). The 2024 Notes mature in October 2026. Management believes that existing cash along with its planned budget, growth from increasing attach rates across the Company’s businesses from internal referrals, reduction of certain expenses given initiatives implemented throughout 2024 and 2025, and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements.
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
In September 2025, the FASB issued Accounting Standards Update ASU 2025-06 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 (i) eliminates references to discrete development “stages” in ASC 350-40, (ii) clarifies that internal-use software costs may be capitalized only when both of the following criteria are met: (a) management authorizes and commits to fund the project; and (b) it is probable that the project will be completed and the software will be used to perform the intended function (the “probable-to-complete” threshold), and (iii) introduces new guidance to evaluate whether there is significant development uncertainty (for example, where software features are novel, unproven, or performance requirements have not been identified or remain subject to substantial revision). ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027. The Company is currently evaluating the effect ASU 2025-06 will have on its disclosures.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Intangible Assets, Net
Intangible assets, net consisted of the following (amounts in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$5,226	$(2,233)	$2,993
Software development	19,447	(10,912)	8,535
Customer relationships	2,020	(874)	1,146
Agent relationships	9,244	(3,751)	5,493
Know-how	430	(383)	47
	$36,367	$(18,154)	$18,213

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$5,226	$(1,841)	$3,385
Software development	17,371	(8,404)	8,967
Customer relationships	2,020	(723)	1,297
Agent relationships	9,235	(2,761)	6,474
Know-how	430	(319)	111
	$34,282	$(14,048)	$20,234
Estimated future amortization of intangible assets as of September 30, 2025 was as follows (amounts in thousands):

Years Ending December 31,
2025 (remaining)	$1,398
2026	5,120
2027	4,191
2028	3,123
2029	2,164
Thereafter	2,217
Total	$18,213
The aggregate amortization expense for intangible assets was $1.4 million and $1.1 million, of which $0.9 million and $0.8 million was included in technology and development expense for the three months ended September 30, 2025 and 2024, respectively.
The aggregate amortization expense for intangible assets was $4.1 million and $3.8 million, of which $2.7 million and $2.3 million was included in technology and development expense for the nine months ended September 30, 2025 and 2024, respectively.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Goodwill
The carrying amounts of goodwill by reportable segment as of September 30, 2025 and December 31, 2024 were as follows (amounts in thousands):

	Real Estate Brokerage	Mortgage	Technology	Other (a)	Total
Balance at September 30, 2025	$4,068	$10,428	$4,168	$2,834	$21,498

	Real Estate Brokerage	Mortgage	Technology	Other (a)	Total
Balance at December 31, 2024	$4,068	$10,428	$4,168	$2,834	$21,498
_____________________________________________________________
(a)Other consists of goodwill not assigned to a reportable segment.
The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the nine months ended September 30, 2025, no events occurred that indicated it was more likely than not that goodwill was impaired. The Company plans to conduct an annual goodwill impairment test in the fourth quarter of 2025.
Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (amounts in thousands):

	September 30, 2025	December 31, 2024
Deferred annual fee	$626	$851
Due to sellers	1,208	1,328
Accrued compensation	900	818
Other accrued liabilities	2,326	1,897
Total accrued and other current liabilities	$5,060	$4,894
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

	September 30, 2025
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted -Average Interest Rate on Outstanding Borrowings
Bank A1	$10.0	$4.7	6.68%
Bank B2	$10.0	$1.9	7.05%
Bank C3	$10.0	$2.3	6.53%

	December 31, 2024
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted -Average Interest Rate on Outstanding Borrowings
Bank A1	$10.0	$2.5	6.84%
Bank B2	$10.0	$2.0	7.01%

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Bank A's interest on funds borrowed is equal to the greater of 5.5%, or the 30-Day Secured Overnight Financing Rate (SOFR) plus 2.438%. The agreement ends in August 2025. Encompass was in compliance with debt covenants under this facility as of September 30, 2025.

(2) Bank B's interest on funds borrowed is equal to the note rate. The agreement does not expire and can be canceled by either party at any time. Encompass was in compliance with debt covenants under this facility as of September 30, 2025.

(3) Bank C's interest on funds borrowed is equal to the greater of 4.5%, or the 30-Day Secured Overnight Financing Rate (SOFR) plus 2.4%. The agreement ends in May 2026. Encompass was in compliance with debt covenants under this facility as of September 30, 2025.
Note 8. Debt
Total debt consisted of the following (amounts in thousands):

	September 30, 2025	December 31, 2024
3.75% Small Business Administration installment loan due May 2050	$104	$109
Convertible note payable	5,000	8,471
Promissory note payable	91	226
Short term debt	183	197
Director and officer (D&O) insurance policy promissory note[1]	179	135
Executive and officer (E&O) insurance policy promissory note[2]	16	338
Total debt	5,573	9,476
Long-term debt, current portion	(491)	(4,389)
Long-term debt, net of current portion	$5,082	$5,087
(1) The 2025 D&O note carries a 7.8% interest rate and is payable quarterly with the last quarterly payment due in June 2026.
(2) The 2025 E&O note carries a 13.5% interest rate and is payable monthly with the last monthly payment being due in August 2026.
Promissory Note
In connection with the acquisition of My Home Group (“MHG”) in November 2024, the Company assumed a promissory note with a principal balance of $0.2 million, bearing an annual interest rate of 8.5%. The note is payable in 20 equal monthly installments of $13,413, with the final payment due in April 2026.
Revolving Credit Line
In connection with the acquisition of MHG, the Company assumed a revolving credit line with an outstanding balance of $0.2 million, bearing an annual interest rate of 12.0%. The final payment is due in June 2026.
Convertible Note Payable
In September 2024, the Company sold and issued senior secured convertible promissory notes in aggregate principal amount of $5.0 million (the "2024 Notes") to an existing shareholder, who beneficially owns more than 5.0% of Fathom's common stock, and the chairman of the Company's Board of Directors in a private placement (the "2024 Offering"). The cash proceeds to the Company from the issuance of the 2024 Note were $4.9 million after deducting the 2024 Offering expense.
Beginning on September 25, 2024, quarterly interest payments are to be paid in cash on the principal amount at a fluctuating rate equal to (i) the monthly average Secured Overnight Financing Rate (SOFR) plus (ii) 4.0% per annum, subject to certain adjustments and a minimum rate of 8.0%. The 2024 Notes have a conversion price of $4.25 per share of common stock, representing an initial conversion premium of approximately 85.0% above the last reported sale price of Fathom's common stock on September 26, 2024. The 2024 Notes will mature on October 1, 2026, unless repurchased or converted in accordance with their terms prior to such date. The 2024 Notes may not be converted by either purchaser into

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
shares of common stock if such conversion would result in the purchaser and its affiliates owning an aggregate of in excess of 19.99% of the then-outstanding shares of the Company’s common stock.
On April 13, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) and issued a Senior Secured Convertible Promissory Note in the principal amount of $3.5 million (the “2023 Note”), in a private placement (combined with the 2024 Offering, the “Offerings”). The Company paid a placement agent fee in the amount of $175,000 in connection with the issuance of the 2023 Note. The cash proceeds to the Company from the issuance of the 2023 Note were $3.3 million, after deducting the placement agent fee and approximately $25,000 in purchaser expenses. The Company repaid $3.5 million upon maturity in April 2025.
In connection with the Offerings, the Company also entered into Security Agreements pursuant to which the 2024 Note is secured by all existing and future assets of the Company.
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
The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:
•Agreed prices from Interest Rate Lock Commitments (“IRLC”);
•Trading prices for derivative instruments; and

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•Closing prices at September 30, 2025 and December 31, 2024 for derivative instruments.
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$9,091	$—	$9,091
Derivative assets	—	—	44	44
Derivative liabilities	—	—	(11)	(11)
	$—	$9,091	$33	$9,124

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$4,772	$—	$4,772
Derivative assets	—	—	26	26
	$—	$4,772	$26	$4,798
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below presents certain information related to lease costs for the Company’s operating leases (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$363	$351	$1,063	$1,196
Short-term lease expense	136	138	427	433
Total lease cost	$499	$489	$1,490	$1,629
The following table presents the weighted average remaining lease term and the weighted average discount rate related to operating leases:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (in years) - operating leases	3.4	4.1
Weighted average discount rate - operating leases	8.21%	7.61%
The following table presents the maturities of lease liabilities (amounts in thousands):

Years Ended December 31,	Operating Leases
2025 (remaining)	$491
2026	1,893
2027	1,718
2028	1,191
2029	184
Thereafter	403
Total minimum lease payments	5,880
Less effects of discounting	(778)
Present value of future minimum lease payments	$5,102
Note 11. Shareholders’ Equity
On March 10, 2022, the Company’s Board of Directors authorized an expenditure of up to $10.0 million for the repurchase of shares of the Company’s common stock. The share repurchase program does not have a fixed expiration. Under the program, repurchases can be made from time-to-time using a variety of methods, including open market transactions, privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended or discontinued at any time at the Company’s discretion. There were no equity repurchases during the nine months ended September 30, 2025 and the full year ended December 31, 2024, leaving approximately $4.0 million remaining under the share repurchase authorization.
The Company issued an equity-classified warrant to an underwriter in August 2020 (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant had an exercise price of $11.00 per share and was exercisable at any time through August 4, 2025, at which time it expired unexercised.
In March 2025, the Company completed the March 2025 Offering, which resulted in the issuance and sale by the Company of 3,505,364 shares of common stock at an offering price of $0.68 per share and 832,639 shares of common stock at an offering price of $0.72 per share, generating gross proceeds of $3.0 million, of which the Company received total net proceeds of $2.9 million, after deducting underwriting discounts and other offering costs. The Company issued and sold shares of its common stock to certain investors and members of the Company’s Board.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In September 2025, the Company completed the September 2025 Offering, which resulted in the issuance and sale by the Company of 3,450,000 shares of common stock at an offering price of $2.00 per share, generating gross proceeds of $6.9 million, of which the Company received total net proceeds of $6.5 million, after deducting underwriting discounts and other offering costs. The Company issued and sold shares of its common stock to certain investors.
Note 12. Stock-based Compensation

The Company’s 2019 Omnibus Stock Incentive Plan (the “2019 Plan”) provides for granting stock options, restricted stock awards, and restricted stock units to employees, directors, contractors and consultants of the Company. On August 9, 2024, the Company's shareholders approved an amendment to the 2019 Plan that increased the share reserve of the 2019 Plan by 1,600,000 shares from 5,760,778 shares to 7,360,778 shares. On August 20, 2025, the Company's shareholders

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
approved an amendment to the 2019 Plan that increased the share reserve of the 2019 Plan by 1,300,000 shares from 7,360,778 to 8,660,778 shares.
Restricted Stock Awards
The following is the restricted stock award activity for the three and nine months ended September 30, 2025:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	546,653	$4.72
Granted	—	—
Vested	(170,800)	4.74
Forfeited	(13,292)	13.44
Nonvested at March 31, 2025	362,561	$4.39
Granted	—	—
Vested	(130,069)	5.00
Forfeited	(39,585)	7.97
Nonvested at June 30, 2025	192,907	$2.94
Granted	—	—
Vested	(54,499)	2.65
Forfeited	—	—
Nonvested at September 30, 2025	138,408	$3.06
Restricted Stock Unit Awards
During 2024, the Company commenced granting restricted stock units to employees and agents.
The following is the restricted stock unit award activity for the three and nine months ended September 30, 2025:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	3,018,374	$3.02
Granted	118,124	1.04
Vested	(530,347)	3.94
Forfeited	(72,841)	3.32
Nonvested at March 31 2025	2,533,310	$2.71
Granted	118,880	0.97
Vested	(561,931)	2.32
Forfeited	(175,048)	3.79
Nonvested at June 30, 2025	1,915,211	$2.46
Granted	712,115	0.96
Vested	(517,108)	2.56
Forfeited	160,382	2.67
Nonvested at September 30, 2025	2,270,600	$1.81
Stock Option Awards
The Company did not grant stock option awards during the nine month period ended September 30, 2025.
Stock-based Compensation expense

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock-based compensation expense related to all awards issued under the Company’s stock compensation plans for the three and nine months ended September 30, 2025 and 2024 was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commission and service costs	$243	$793	$1,350	$2,659
General and administrative	327	1,173	1,628	4,329
Marketing	(8)	1	35	130
Total stock-based compensation	$562	$1,967	$3,013	$7,118
At September 30, 2025, the total unrecognized compensation cost related to nonvested restricted stock awards was approximately $0.2 million, which is expected to be recognized over a weighted average period of approximately eighteen months.
At September 30, 2025, the total unrecognized compensation cost related to nonvested restricted stock units was $1.5 million, which the Company expects to recognize over a weighted average period of approximately fourteen months.
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
In March 2025, the Company completed the March 2025 Offering, which resulted in the issuance and sale by the Company of 3,505,364 shares of common stock at an offering price of $0.68 per share and 832,639 shares of common stock at an offering price of $0.72 per share, generating gross proceeds of $3.0 million, of which the Company received total net proceeds of $2.9 million, after deducting underwriting discounts and other offering costs. The Company issued and sold shares of its common stock to certain investors and members of the Company’s Board.
The Company leases office from entities affiliated with certain of its employees. Rent expense was $0.03 million and $0.09 million, for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively.
The Company received marketing services from entities affiliated with certain of its employees. Marketing expense was $0.03 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.
Note 14. Net Loss per Share Attributable to Common Stock
Basic loss per share of common stock is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
outstanding for the period, determined using the treasury-stock method. Diluted loss per share excludes, when applicable, the potential impact of stock options, unvested shares of restricted stock awards, and common stock warrants because their effect would be anti-dilutive due to net loss.
The calculation of basic and diluted net loss per share attributable to common stock was as follows (amounts in thousands except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stock—basic and diluted	$(4,357)	$(8,121)	$(13,594)	$(15,342)
Denominator:
Weighted-average basic and diluted shares outstanding	29,569,936	20,429,791	26,844,457	19,792,773

Net loss per share attributable to common stock—basic and diluted	$(0.15)	$(0.40)	$(0.51)	$(0.78)
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	147,707	147,707	147,707	147,707
Non-vested restricted stock awards	138,408	826,315	138,408	826,315
Non-vested restricted stock units	2,270,600	2,777,715	2,270,600	2,777,715
Common stock warrants	240,100	240,100	240,100	240,100
Convertible debt	1,176,471	1,759,804	1,176,471	1,759,804
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
The Company has historically maintained a valuation allowance against deferred tax assets and reported only minimal current state tax expense. For each of the three and nine months ended September 30, 2025 the Company recorded income tax expense of approximately $0.02 million and $0.10 million, respectively, and $0.02 million and $0.03 million for the three and nine months ended September 30, 2024, respectively. The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses, but records a net deferred tax liability when reversals of deferred tax liabilities that relate to indefinite-live intangible assets may not be used in realizing deferred tax assets.
The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The application of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the nine months ended September 30, 2025 or the year ended December 31, 2024. Due to the Company's carryforward of net operating losses, the statute of limitations remains open subsequent to and including the year ended December 31, 2015.
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law. The OBBBA introduced multiple U.S. federal income tax changes such as deductibility of domestic research and development expenses,

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
deductibility on certain property additions and limitations on interest expense deduction. The Company has assessed the legislation and the impact of these provisions on our consolidated financial statements. The legislation does not have a material impact on the Company’s consolidated financial statements.
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Key operating data for the reportable segments for the three and nine months ended September 30, 2025 and 2024 are set forth in the tables below (amounts in thousands):

	Three Months Ended September 30, 2025
	Real Estate Brokerage	Mortgage	Technology	Total
Revenue	$109,213	$3,472	$829	$113,514
Intersegment revenue	—	—	419	419
Total segment revenue	109,213	3,472	1,248	113,933
Corporate and other services (a)				1,830
Elimination of intersegment revenue				(450)
Total revenue				115,313
Less:
Commissions	104,594	946	—	105,540
Compensation	1,432	1,027	381	2,840
Other segment expenses	1,626	1,338	379	3,343
Adjusted EBITDA by segment	1,561	161	488	2,210
Corporate and other services (a) expenses				(2,203)
Total adjusted EBITDA				6
Stock based compensation				(562)
Litigation contingency				(2,000)
Depreciation and amortization				(1,483)
Other income (expense), net				(294)
Loss before income tax				$(4,333)

	Three Months Ended September 30, 2024
	Real Estate Brokerage	Mortgage	Technology	Total
Revenue	$78,563	$2,931	$785	$82,279
Intersegment revenue	—	—	353	353
Total segment revenue	78,563	2,931	1,138	82,632
Corporate and other services (a)				1,454
Elimination of intersegment revenue				(353)
Total revenue				83,733
Less:
Commissions	74,604	955	—	75,559
Compensation	999	1,102	476	2,577
Other segment expenses	2,142	1,193	510	3,845
Adjusted EBITDA by segment	817	(319)	152	650
Corporate and other services (a) expenses				(2,095)
Total adjusted EBITDA				(1,445)
Gain on sale of business				—
Stock based compensation				(1,967)
Litigation contingency				(3,099)
Depreciation and amortization				(1,251)
Other expense (income), net				(342)
Loss before income tax				$(8,104)

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2025
	Real Estate Brokerage	Mortgage	Technology	Total
Revenue	$314,067	$9,391	$2,109	$325,567
Intersegment revenue	—	—	1,257	1,257
Total segment revenue	314,067	9,391	3,366	326,824
Corporate and other services (a)				4,399
Elimination of intersegment revenue				(1,352)
Total revenue				329,871
Less:
Commissions	300,339	2,633	—	302,972
Compensation	4,282	3,123	1,221	8,626
Other segment expenses	4,199	3,938	1,394	9,531
Adjusted EBITDA by segment	5,247	(303)	751	5,695
Corporate and other services (a) expenses				(7,132)
Total adjusted EBITDA				(1,437)
Gain on sale of business				—
Stock based compensation				(3,013)
Litigation contingency				(2,011)
Depreciation and amortization				(4,380)
Other income (expense), net				(2,651)
Other non-cash items and transaction costs				—
Loss before income tax				$(13,492)

	Nine Months Ended September 30, 2024
	Real Estate Brokerage	Mortgage	Technology	Total
Revenue	$227,073	$8,877	$2,302	$238,252
Intersegment revenue	—	—	1,058	1,058
Total segment revenue	227,073	8,877	3,360	239,310
Corporate and other services (a)				5,191
Elimination of intersegment revenue				(1,058)
Total revenue				243,443
Less:
Commissions	215,585	2,718	9	218,312
Compensation	2,941	3,233	1,480	7,654
Other segment expenses	5,338	3,750	1,525	10,613
Adjusted EBITDA by segment	3,209	(824)	345	2,730
Corporate and other services (a) expenses				(5,507)
Total adjusted EBITDA				(2,777)
Gain on sale of business				2,958
Stock based compensation				(7,118)
Litigation contingency				(3,437)
Depreciation and amortization				(4,050)
Other expense (income), net				(890)
Other non-cash items and transaction costs				—
Loss before income tax				$(15,314)

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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 18. Commitments and Contingencies
Legal Proceedings
In September 2024, Fathom Realty, a wholly owned subsidiary of Fathom Holdings Inc. (the Company) reached a nationwide settlement related to claims asserted in Burnett v. The National Association of Realtors, et al. As part of the settlement, Fathom Realty will pay $500,000 into a settlement fund within five days after the settlement is formally approved by the court, $500,000 on October 1, 2025, and $1.95 million on or before October 1, 2026. The Company has included $1.0 million in accrued and other current liabilities and $1.95 million in other long-term liabilities in its balance sheet as of September 30, 2025. Fathom Realty has also agreed to adhere to the rule changes put forth by the NAR.
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
My Home Group, which the Company acquired on November 1, 2024, is a defendant in an active lawsuit in the United States District Court for the District of Arizona, filed in January 2024. In September 2025, the plaintiff filed for preliminary approval of a settlement agreement. The Company estimates the total cost of the settlement to be approximately $1.0 million. The Company has included $0.5 million in accrued and other current liabilities and $0.5 million in other long-term liabilities in its balance sheet as of September 30, 2025.
Fathom Realty, LLC is a defendant in an active lawsuit filed in August 2024 in the United States District Court for the Southern District of Florida. In September 2025, the court granted preliminary approval of a settlement agreement. The Company estimates the total cost of the settlement to be approximately $1.0 million. The Company has included $1.0 million in accrued and other current liabilities in its balance sheet as of September 30, 2025.
Other than the NAR settlement, the My Home Group settlement (filed in the United States District Court for the District of Arizona) and the Fathom Realty LLC settlement (filed in the United District Court for the Southern District of

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Florida) above, we cannot predict with certainty the cost of our defense, the cost of prosecution, insurance coverage, or the ultimate outcome of the lawsuits and any others that might be filed in the future, including remedies or damage awards. Adverse results in such litigation might harm our business and financial condition. Moreover, defending these lawsuits, regardless of their merits, could entail substantial expense and require the time and attention of our key management personnel.
Assets in Escrow
In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions, and is responsible for the proper disposition of these balances for its customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets, consistent with GAAP and industry practice. The balance amounted to $5.1 million and $1.9 million at September 30, 2025 and December 31, 2024, respectively.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in our most recent Annual Report on Form 10-K, as amended (the “Form 10-K”) and in our Quarterly Report on Form 10-Q for the period ended March 31, 2025 (the "Form 10-Q"), and the risk factors described in this quarterly report. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, liquidity, operating results, and common stock prices. Furthermore, this quarterly report, the Form 10-K and the Form 10-Q and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company. Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as “anticipate,” “believe,” “goals,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “forecast” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives and inflation are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in the Form 10-K and in the risk factors described in this quarterly report, which could cause actual results to differ materially from these Forward-Looking Statements. Except as required by law, the Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.
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
Fathom Realty Holdings, LLC, a Texas limited liability company ("Fathom Realty"), is a wholly-owned subsidiary of Fathom Holdings Inc. Fathom Realty owns 100% of 43 subsidiaries, each an LLC representing the state in which the entity operates (e.g. Fathom Realty NJ, LLC).
Corporate Developments During 2025

On March 10, 2025, the Company issued and sold shares of its common stock to certain investors and members of the Company’s Board in a registered direct offering (the "March 2025 Offering"). The cash proceeds to the Company from the issuance of the shares of common stock in the March 2025 Offering were $2.9 million after deducting the offering expenses.

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

On September 22, 2025, the Company issued and sold shares of its common stock in a public offering (the "September 2025 Offering"). The cash proceeds to the Company from the issuance of the shares of common stock in the offering were $6.5 million after deducting the offering expenses.
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
In periods of economic growth, demand typically increases resulting in increasing home sales transactions and home sales prices. Similarly, a decline in economic growth, uncertainty surrounding interest rates and declining consumer confidence generally decreases demand. These are the trends we have been facing. Additionally, industry litigation, and regulations imposed by local, state, and federal government agencies can also negatively impact the housing markets in which we operate. Finally, national and global events, including geopolitical instability, can impact economic conditions and financial markets, including interest rates, which can adversely impact the housing market.

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
As of September 30, 2025 and September 30, 2024, we had approximately 15,371 and 12,383 agent licenses, respectively, representing growth of approximately 24.1%.
Reportable Segments
The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer (CEO), who is responsible for evaluating the performance of the Company's operating segments and allocating resources. The Company identifies an operating segment as a component: (i) that engages in business activities from which it may earn revenues and incur expenses; (ii) that has available discrete financial information; and (iii) whose operating results are regularly reviewed by the CODM. The Company does not conduct business outside of the United States and no single customer accounts for more than 10% of total revenue in any reporting period.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024 (dollar amounts in thousands)
Revenue

	Three Months Ended September 30,		Change
	2025	2024	Dollars	Percentage
Gross commission income	$109,213	$78,563	$30,650	39.0%
Other service revenue	6,100	5,170	930	18.0%
Revenue	$115,313	$83,733	$31,580	37.7%
For the three months ended September 30, 2025, gross commission income increased by approximately $30.7 million, or 39.0%, as compared with the three months ended September 30, 2024. This increase was primarily attributable to a 23.0% increase in transaction volume, with 11,479 real estate transactions during the three months ended September 30, 2025, compared to 9,331 transactions during the three months ended September 30, 2024. Our transaction volume increased primarily due to the addition of My Home Group in November 2024. During the three months ended September 30, 2025, average revenue per transaction was $9,514, a 13.0% increase compared to $8,420 during the three months ended September 30, 2024, primarily attributable to a higher transaction value at My Home Group.
For the three months ended September 30, 2025, other service revenue increased by approximately $0.9 million, or 18.0%, as compared with the three months ended September 30, 2024. This increase is primarily attributable to an increase in title service transaction volume, which was primarily attributable to organic growth and walkovers.
Operating Expenses

	Three Months Ended September 30,		Change
	2025	2024	Dollars	Percentage
Commission and service costs	$105,743	$76,822	$28,921	37.6%
General and administrative	8,261	8,066	195	2.4%
Marketing	979	1,361	(382)	(28.1)%
Technology and development	1,818	1,702	116	6.8%
Litigation contingency	2,000	3,099	(1,099)	(35.5)%
Depreciation and amortization	550	444	106	23.8%
Total operating expenses	$119,351	$91,494	$27,857	30.4%

For the three months ended September 30, 2025, commission and service costs increased by approximately $28.9 million, or 37.6%, as compared with the three months ended September 30, 2024. Commission and service costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the increase in commission and service costs compared to the same period in 2024 was primarily attributable to an increase in agent commissions.
For the three months ended September 30, 2025, general and administrative expenses increased by approximately $0.2 million, or 2.4%, as compared with the three months ended September 30, 2024. The increase was primarily due to an increase in compensation expense related to the Company's investment in growth.
For the three months ended September 30, 2025, total marketing expenses decreased by approximately $0.4 million, or 28.1%, as compared with the three months ended September 30, 2024. The decrease was primarily due to lower marketing personnel costs following organizational efficiency initiatives.
For the three months ended September 30, 2025, total technology and development expenses increased by approximately $0.1 million, or 6.8%, as compared with the three months ended September 30, 2024. The increase was primarily due to our ongoing investment in the intelliAgent platform and our LiveBy business.

For the three months ended September 30, 2025, total litigation contingency expenses decreased by approximately $1.1 million, or 35.5%, as compared with the three months ended September 30, 2024. The decrease was due to fewer legal settlement fees being incurred in the current year, compared to the substantial legal costs associated with the NAR settlement and related activities incurred during 2024.
For the three months ended September 30, 2025, depreciation and amortization expenses increased by approximately $0.1 million, or 23.8%, as compared with the three months ended September 30, 2024. The increase was mainly due to capitalized software development cost placed into service.
Income Taxes
The Company recorded income tax (benefit) expense of approximately $0.02 million for each of the three months ended September 30, 2025 and 2024. This tax expense is primarily the result of current state income tax liabilities and deferred tax expense related to deferred tax liabilities that cannot be fully offset by deferred tax assets.
Comparison of the Nine Months Ended September 30, 2025 and 2024 (dollar amounts in thousands)
Revenue

	Nine Months Ended September 30,		Change
	2025	2024	Dollars	Percentage
Gross commission income	$314,067	$227,073	$86,994	38.3%
Other service revenue	15,804	16,370	(566)	(3.5)%
Total revenue	$329,871	$243,443	$86,428	35.5%
For the nine months ended September 30, 2025, gross commission income increased by approximately $87.0 million, or 38.3%, as compared with the nine months ended September 30, 2024. This increase was primarily attributable to a 24.8% increase in transaction volume; 33,904 real estate transactions during the nine months ended September 30, 2025, compared to 27,171 transactions during the nine months ended September 30, 2024. Our transaction volume increased primarily due to the addition of My Home Group in November 2024. During the nine months ended September 30, 2025, average revenue per transaction was $9,263, a 10.8% increase compared to $8,357 during the nine months ended September 30, 2024, primarily attributable to a higher transaction value at My Home Group.
For the nine months ended September 30, 2025, other service revenue decreased by approximately $0.6 million, or 3.5%, as compared with the nine months ended September 30, 2024. This decrease is primarily attributable to the reduction of insurance revenue as a result of the sale of our insurance business in May 2024, offset by an increase in mortgage and title service transaction volume, which were primarily attributable to organic growth and walkovers.
Operating Expenses

	Nine Months Ended September 30,		Change
	2025	2024	Dollars	Percentage
Commission and service costs	$302,815	$221,531	$81,284	36.7%
General and administrative	24,881	25,393	(512)	(2.0)%
Marketing	3,753	3,898	(145)	(3.7)%
Technology and development	5,594	4,848	746	15.4%
Litigation contingency	2,011	3,437	(1,426)	(41.5)%
Depreciation and amortization	1,658	1,718	(60)	(3.5)%
Total operating expenses	$340,712	$260,825	$79,887	30.6%

For the nine months ended September 30, 2025, commission and service costs increased by approximately $81.3 million, or 36.7%, as compared with the nine months ended September 30, 2024. Commission and service costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the increase in commission and service costs compared to the same period in 2024 was primarily attributable to an increase in agent commissions.
For the nine months ended September 30, 2025, general and administrative expenses decreased by approximately $0.5 million, or 2.0%, as compared with the nine months ended September 30, 2024. The decrease was primarily due to a $4.1 million decrease in stock compensation expense partially offset by an increase in compensation expense related to the Company's investment in growth.
For the nine months ended September 30, 2025, total marketing expenses decreased by approximately $0.1 million, or 3.7%, as compared with the nine months ended September 30, 2024. The decrease was primarily due to the Company's reduced reliance on external marketing agencies.
For the nine months ended September 30, 2025, total technology and development expenses increased by approximately $0.7 million, or 15.4%, as compared with the nine months ended September 30, 2024. The increase was primarily due to our ongoing investment in the intelliAgent platform and our LiveBy business.
For the nine months ended September 30, 2025, total litigation contingency expenses decreased by approximately $1.4 million or 41.5%, as compared with the nine months ended September 30, 2024. The decrease was due to reduced legal settlement fees being incurred in the current year, whereas the prior year included substantial legal costs associated with the NAR settlement and related activities.
For the nine months ended September 30, 2025, depreciation and amortization expenses decreased by approximately $0.1 million, or 3.5%, as compared with the nine months ended September 30, 2024. The decrease was due to the absence of amortization related to our insurance business that we sold in May 2024.
Gain on sale of business
For the nine months ended September 30, 2025, the Company did not recognize any gain on sale of business, compared to a gain of $3.0 million recognized during the nine months ended September 30, 2024.
Income Taxes
The Company recorded income tax expense of approximately $0.10 million and $0.03 million for the nine months ended September 30, 2025 and 2024, respectively. This tax expense is primarily the result of current state income tax liabilities and deferred tax expense related to deferred tax liabilities that cannot be fully offset by deferred tax assets.
Liquidity and Capital Resources (dollar amounts in thousands)
Capital Resources

	September 30, 2025	December 31, 2024	Change
			Dollars	Percentage
Current assets	37,499	24,956	12,543	50.3%
Current liabilities	26,639	19,381	7,258	37.4%
Net working capital	$10,860	$5,575	$5,285	94.8%
To date, our principal sources of liquidity have been the net proceeds we received through public offerings and private sales of our common stock, the sale of one of our businesses, as well as proceeds from loans. As of September 30, 2025, our cash and cash equivalents (including restricted cash) totaled approximately $9.9 million, which represented an increase of approximately $2.5 million compared to December 31, 2024. As of September 30, 2025, we had net working capital of approximately $10.9 million, which represented an increase of $5.3 million compared to December 31, 2024. As noted above, in May 2024 we sold our wholly-owned subsidiary Dagley Insurance Agency for approximately $15.0 million in cash, $7.4 million of which we received at closing. The Company received $4.0 million during the first nine months of 2025 related to the sale of its insurance business, which was completed in May 2024. The Company expects to receive the remaining $3.0 million in May 2026. On April 7, 2025, the Company repaid its $3.5 million convertible note (the “2023 Note”) in full. In March 2025, the Company completed a public offering of common stock (the "March 2025 Offering"), which resulted in the issuance and sale by the Company of 3,505,364 shares of common stock at an offering price of $0.68 per share and 832,639 shares of common stock at an offering price of $0.72 per share, generating gross proceeds of $3.0 million, of which the Company received total net proceeds of $2.9 million, after deducting underwriting discounts and other offering costs. In September 2025, the Company completed a public offering of common stock (the "September 2025 Offering"), which resulted in the issuance and sale by the Company of 3,450,000 shares of common stock at an offering price of $2.00 per share, generating gross proceeds of $6.9 million, of which the Company received total net proceeds of $6.5 million, after deducting underwriting discounts and other offering costs.
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
Cash Flows
Comparison of the Nine Months Ended September 30, 2025 and 2024 (dollar amounts in thousands)

	Nine Months Ended September 30,		Change
	2025	2024	Dollars	Percentage
Net cash (used in) operating activities	(8,633)	(4,371)	(4,262)	97.5%
Net cash provided by investing activities	1,717	5,099	(3,382)	(66.3)%
Net cash provided by financing activities	9,444	5,157	4,287	83.1%
Cash Flows from Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2025 consisted of a net loss of $13.6 million, non-cash charges of $8.5 million, including $3.0 million of stock-based compensation expense and $4.4 million of depreciation and amortization, partially offset by $5.4 million in gains on the sales of mortgages. Changes in assets and liabilities were primarily driven by $184.2 million in mortgage loan originations, partially offset by $185.3 million in proceeds from the sales and principal payments on mortgage loans held for sale. Accounts receivables increased $5.0 million, partially offset by a $4.6 million increase in accounts payable, primarily due timing difference for agent payments resulting from increased transaction volume and related revenue growth.
Net cash used in operating activities for the nine months ended September 30, 2024 consisted of a net loss of $15.3 million, a gain on sale of a business of $2.9 million, non-cash charges of $7.5 million, including $7.1 million of stock-based compensation expense and $4.0 million of depreciation and amortization, partially offset by $5.0 million in gains on the sales of mortgages. Changes in assets and liabilities were primarily driven by $192.2 million in mortgage loan originations; partially offset by $196.8 million in proceeds from the sales and principal payments on mortgage loans held for sale, and a $1.7 million increase in prepaid and other current assets as well as an aggregate increase of $3.1 million in accounts payable and accrued other current liabilities.

Cash Flows from Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2025 primarily consisted of proceeds from the sale of Dagley Insurance Agency completed in May 2024 of $4.0 million, partially offset by the purchases of intangible assets related to technology development of $2.1 million.
Net cash provided by investing activities for the nine months ended September 30, 2024 primarily consisted of proceeds from the sale of Dagley Insurance Agency of $7.8 million, partially offset by the purchases of intangible assets related to technology development of $2.2 million.
Cash Flows from Financing Activities
Net cash provided in financing activities for the nine months ended September 30, 2025 consisted primarily of the $9.5 million in proceeds from the issuance of common stock in connection with a public offering and the change of $4.4 million on our warehouse lines of credit, and the repayment of a $3.5 million convertible note.
Net cash used in financing activities for the nine months ended September 30, 2024 consisted primarily of the $4.9 million in the net proceeds from notes.
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
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented (amount in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss before income tax	$(4,333)	$(8,104)	$(13,492)	$(15,314)
Gain on sale of business	-	-	-	(2,958)
Stock based compensation	562	1,967	3,013	7,118
Depreciation and amortization	1,483	1,251	4,380	4,050
Litigation contingency	2,000	3,099	2,011	3,437
Other expense, net	295	342	2,651	890
Adjusted EBITDA	$6	$(1,445)	$(1,437)	$(2,777)
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Our Annual Report on Form 10-K for the year ended December 31, 2024 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the nine months ended September 30, 2025.
Recent Accounting Standards
For information on recent accounting standards, see Note 3 to our consolidated financial statements above.
JOBS Act Transition Period
In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 (the “Securities Act”) for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to not avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
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
The Company is also a smaller reporting company ("SRC") as of September 30, 2025. Under the terms of the JOBS Act, a SRC has public float of less than $250 million or has less than $100 million in annual revenue and no public float or public float less than $700 million. Being a SRC allows the Company to include less extensive narrative disclosure than required of other reporting companies, particularly concerning executive compensation. Being a SRC also only requires providing audited financial statements for two fiscal years, in contrast to non-SRCs, which must provide audited financial statements for three fiscal years.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on the evaluation of our Chief Executive Officer, who is also currently serving as our Chief Financial Officer, it was concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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

In September 2024, Fathom Realty, a wholly owned subsidiary of Fathom Holdings Inc. (the Company) reached a nationwide settlement related to claims asserted in Burnett v. The National Association of Realtors, et al. As part of the settlement Fathom Realty will pay $500,000 into a settlement fund within five days after the settlement is formally approved by the court, $500,000 on or before October 1, 2025, and $1.95 million on or before October 1, 2026. The Company has included $1.0 million in accrued and other current liabilities and $1.95 million in other long-term liabilities in its balance sheet as of March 31, 2025. Fathom Realty has also agreed to adhere to the rule changes put forth by the National Association of Realtors (the "NAR").
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
My Home Group, which the Company acquired on November 1, 2024 is a defendant in an active lawsuit in the United States District Court for the District of Arizona, filed in January 2024. In September 2025, the plaintiff filed for preliminary approval of the settlement agreement. The Company estimates the total cost of the settlement to be approximately $1.0 million. The Company has included $0.5 million in accrued and other current liabilities and $0.5 million in other long-term liabilities in its balance sheet as of September 30, 2025.

Fathom Realty, LLC is a defendant in an active lawsuit filed in August 2024 in the United States District Court for the Southern District of Florida. In September 2025, the court granted preliminary approval of a settlement agreement. The Company estimates the total cost of the settlement to be approximately $1.0 million. The Company has included $1.0 million in accrued and other current liabilities in its balance sheet as of September 30, 2025.
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
Item 1A. Risk Factors.
For more information regarding risk factors that could affect our results of operations, financial condition, and liquidity, see the risk factors previously disclosed in our most recent Annual Report on Form 10-K, as filed with the SEC on March 28, 2025 and amended on April 29, 2025, and in our Quarterly Report on Form 10-Q for the period ended March 31, 2025, as filed with the SEC on May 13, 2025. The risks described in our Annual Report and Quarterly Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock. Other than the risk described in our Quarterly Report for the period ended March 31, 2025, there have been material changes in risk factors relevant to our results of operations, financial condition, or liquidity since December 31, 2024.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities.
Sales of Unregistered Sales
None.
Issuer Repurchases of Equity Securities
There were no equity repurchases for the three and nine months ended September 30, 2025. The approximate dollar value of shares that may yet be purchased pursuant to the repurchase program is $4.0 million. Management has no plans to repurchase additional shares at this time.
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

Item 6. Exhibits.

Exhibit Number	Description
10.1	Fifth Amendment to the Company’s 2019 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 in the Form 8-K filed on August 21, 2025).

31.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024; (iii) Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2025 and 2024; (iv) Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024; and (v) Notes to Unaudited Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

FATHOM HOLDINGS INC.

Date: November 12, 2025	By:	/s/ Marco Fregenal
Marco Fregenal
Chief Executive Officer and President (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)