Form 10-K
period 2025-12-31
Fathom Holdings Inc.
filed 2026-03-30
CIK 1753162

32-52

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the registrant’s closing price of $1.24 as quoted on the NASDAQ Capital Market on June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $21,905,061, Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 27, 2026, there were approximately 32,782,364 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2025. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

Fathom Holdings Inc.
FORM 10-K
December 31, 2025

NOTES
In this Annual Report on Form 10-K (this “Report”), and unless the context otherwise requires, “Fathom,” “we,” “us,” “our,” “the Company,” “our Company” and “our business” refer to Fathom Holdings Inc. and its direct and indirect subsidiaries as of December 31, 2025, taken as a whole.
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
•our ability to grow in the various local markets that we serve or expand into new markets;
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
We might not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Report, particularly in the section titled “Risk Factors” included in Item 1A of Part I of this Report, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. The environment in which we operate is highly competitive and rapidly changing and it is not possible for our management to predict all risks, as new risks emerge from time to time.
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
•Our agent commission plans might not positively contribute to agent recruitment and retention, which would adversely affect our revenue growth and results of operations;
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
•Listing aggregator concentration and market power creates, and is expected to continue to create disruption in the residential real estate brokerage industry, which might have a material adverse effect on our results of operations and financial condition;
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
•We are a “smaller reporting company” and a non-accelerated filer, and as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies and non-accelerated filers, our common stock may be less attractive to investors;
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

•We have recently acquired businesses that are outside our core competencies as a real estate brokerage, which could be difficult to integrate, disrupt our core business, dilute shareholder value, and adversely affect our operating results and the value of our common stock;
•Our future revenue and growth prospects could be adversely affected by our dependence on other contractors;
•We might experience significant claims relating to our operations, and losses resulting from fraud, defalcation or misconduct.
•Part of our technology is currently being developed in foreign countries, which makes us subject to certain risks associated with foreign laws and regulations; and
•We might use interest rate derivatives from time to time to manage our exposure to interest rate risks associated with our mortgage business.
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
•Our intended bitcoin holdings may be less liquid than our existing cash and cash equivalents;
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
•Future sales of shares of our common stock by existing shareholders could depress the market price of our common stock; and
•Joshua Harley, our Founder and former Chief Executive Officer, Marco Fregenal, our President and Chief Executive Officer, and Scott Flanders and Adam Rothstein, members of our Board, each own a significant percentage of our stock, and as a result, they can take actions that may be adverse to the interests of the other shareholders and the trading price for our common stock may be depressed.

PART I
Item 1. Business.
Overview
Fathom Realty LLC was founded in January 2010 and later incorporated as Fathom Holdings Inc. in the state of North Carolina on May 5, 2017. We are a national, technology-driven, real estate services platform integrating residential brokerage, mortgage, title, and Software as a Service (“SaaS”) offerings to brokerages and agents by leveraging intelliAgent®, our proprietary cloud-based software. The Company’s brands include Fathom Realty, Encompass Lending, intelliAgent, Real Results, and Verus Title.
For Fathom Realty, our core business, our low overhead business model leverages our proprietary software platform for management of real estate brokerage back-office functions, without the cost of physical brick and mortar offices or of redundant personnel. As a result, we can offer our agents significantly more of their commissions compared to traditional real estate brokerage firms by charging a flat fee per real estate transaction, and we also offer a revenue share plan that provides agents with additional income opportunities. We believe we offer our agents some of the best technology, training, and support available in the industry. We believe our commission structure, business model, advanced technology offerings, and focus on treating our agents well attract more agents and higher producing agents to join and stay with our Company.
Fathom Realty’s commission model is designed to empower real estate agents to build a more profitable business by allowing them to keep a high percentage of their commission without sacrificing support, technology, or training. We believe that by simply joining the Company, agents from traditional model brokerages can increase their income by over 25% on average. More importantly, agents can reinvest that increase into their marketing thereby increasing their transaction volume which also benefits Fathom.
In a slowing housing market, it is difficult to increase revenue. Our low flat transaction fee allows agents greater marketing budgets than their competition while netting the same amount of money as an agent at a traditional brokerage. For example, even during a period in which home sales declined by 20%, we believe most of our real estate agents could net as much income as they would during the prior period at a traditional brokerage. In other words, the agents may close 20% fewer homes but could earn the same income as before under our fee model compared to that of a traditional brokerage, which we believe is a competitive advantage.
Traditional brokerage companies retain between 20% and 50% of their agents' commission. Below is a comparison of our commission model against of a traditional brokerage company’s commission model assuming a 30% split. This is an example of potential commission savings and results may vary and are not guaranteed.
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

We believe our commission model also allows agents to directly compete against discount brokerages and other disruptive new competitors. Our flat transaction fee model allows our agents to adjust the commission they charge to be more competitive in their markets.

The commission we collect from our agents is our primary source of revenue. For leases, we recognize revenue through lease commissions negotiated between our agents and landlords, and we retain $85 per transaction with the remainder paid to the agent.
In 2023, our agents paid $550 for each of their first 15 completed sales transactions and $150 per transaction for the rest of their anniversary year. Each agent paid a $600 annual fee on their first sale (recognized as a reduction to commission and other agent-related costs over the following twelve months), which helped cover our operating costs. In 2023, our average cost to recruit a new agent was $1,050 and our annual costs associated with each agent was $1,150, meaning we broke even if an agent completed just two sales in his or her first year.
In 2024, we increased the fee we charged on an agent’s first transaction of each anniversary year from $600 to $700. A second change included a new fee on sales of properties over $600,000 and is in addition to the agent’s transaction fee of $550. This new "High-Value Property Fee" consists of an additional $200 on properties priced between $600,000 and $999,999, with a tiered fee structure of $250 for each $500,000 tier over a $1,000,000 sales price.
In August 2024, we introduced two new commission plans, Fathom Max and Fathom Share, designed to provide agents with greater flexibility and a revenue sharing opportunity.
•Fathom Max Plan: Agents on the Fathom Max Plan pay a fee of $465 per transaction until they reach an annual cap of $9,000 in fees paid to the Company. Once the cap is met, the fee is reduced to $165 per sale for the remainder of the agent’s anniversary year. Additionally, transactions on properties priced over $500,000 are subject to a High-Value Property Fee of $250 per $500,000 tier for properties over $500,000.
•Fathom Share Plan: Agents on the Fathom Share Plan pay a 12% commission fee on each transaction until they reach an annual cap of $12,000 in fees paid to the Company. Once the cap is met, the transaction fee is reduced to $165 per sale for the remainder of the agent's anniversary year. The High-Value Property Fee does not apply to the Fathom Share Plan.
•Errors & Omissions ("E&O") Insurance Fee: Regardless of whether an agent has reached their cap, a $35 E&O fee is charged on every transaction to cover the cost of maintaining professional liability insurance for all transactions.
In addition to these changes, the Company launched a revenue share program in August 2024 to provide agents with the opportunity to earn additional income by recruiting other agents to the Company. This program allows agents to receive a percentage of the Company’s retained commission from agents they sponsor, with earnings based on a five-tier structure. The percentage of revenue share varies by plan, with higher earnings available for Fathom Share Plan participants.
During 2025, the Company continued to implement its strategic initiatives focused on platform development, geographic expansion, and selective acquisitions. The Company launched Elevate, an agent support program designed to provide participating agents with marketing resources, lead generation tools, transaction coordination support, coaching, and recruiting assistance. In August 2025, the Company entered into a licensing agreement for its intelliAgent platform and Elevate program with Sovereign Realty Partners, operating under the Fathom Elite brand. The Company believes this agreement represents an initial step in its strategy to offer its proprietary technology platform and related services to independent brokerages. The Company also expanded its ancillary services operations during the year, including the expansion of Verus Title into Arizona and Alabama. In addition, the Company completed the acquisition of START Real Estate ("START") and began expanding operations into additional states. The Company expects START to operate in approximately fifteen states within the next year. The Company intends to integrate START’s operating model with its proprietary technology platform.
Every agent also pays an annual $700 fee, which is charged on their first transaction of each anniversary year. This fee contributes to covering the Company’s operational costs, including technology, training, and agent support services. These structural changes are expected to enhance agent attraction and retention, increase gross profit per transaction from higher producing agents, and provide an additional revenue stream for agents through the revenue share program. The Company anticipates that these adjustments will drive increased agent engagement and transaction volume, ultimately strengthening EBITDA as the new plans and revenue share program gains traction and industry awareness.
We have grown rapidly since our Company's launch and now have operations in 43 states plus the District of Columbia. We achieved gross commission income of approximately $399.0 million on $16.5 billion in real estate sales volume for the year ended December 31, 2025. As of December 31, 2025, we had approximately 14,135 agent licenses.

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
On November 1, 2024, the Company acquired My Home Group ("MHG"). MHG is a real estate agency group with over 2,200 agents. The acquisition increased the Company's real estate brokerage and ancillary business presence in Arizona and Washington.
In November 2025, the Company completed the divestiture of LiveBy, a subsidiary focused on data and technology solutions. The transaction was part of the Company’s ongoing efforts to evaluate its portfolio of businesses and allocate capital in alignment with its strategic priorities.
Industry Background
We primarily operate in the U.S. residential real estate industry, with a market size of over $3.5 trillion with over 4.06 million new and existing properties sold in the United States in 2025. We derive most of our revenues from serving buyers and sellers of existing homes, although our agents also opportunistically engage in commercial real estate transactions. According to the National Association of Realtors (the "NAR"), existing home sales represented approximately 90% of the number of real estate transactions in 2025.
The U.S. residential real estate industry has a long history of growth, despite periodical downturns. Periodic downturns, like the current one, are often defined by things over which industry participants have no control, such as economic uncertainty and increased interest rates (see "Industry Trends" below for further detail). The following information is based on data published by the NAR. This data includes the significant and lengthy downturn from the second half of 2005 through 2011, when the number of annual U.S. existing home sale transactions declined by approximately 39%. Beginning in 2012, the U.S. residential real estate industry began its recovery, and the number of annual U.S. existing home sale units improved. However, there was another housing downturn beginning in 2022, when elevated inflation and rising mortgage interest rates contributed to a significant decline in transaction activity. U.S. existing home sale transactions declined by approximately 33.5% in 2023 and declined an additional approximately 0.7% in 2024. In 2025, existing home sales remained at historically subdued levels, totaling approximately 4.06 million units, which was generally flat compared to 2024 and among the lowest annual transaction volumes recorded in nearly three decades.
Industry Trends
In addition to the negative impacts of recent economic uncertainty and increased interest rates, we believe the following trends have impacted, and will continue to impact the U.S. real estate market:
•The use of the Internet in home searches. According to the NAR, 97% of homebuyers use the Internet to search for homes, illustrating the importance of technology and transition away from expensive brick-and-mortar offices in the industry, while only 2% found their agent through the agent’s office;
•The use of Agents by Buyers and Sellers. Nevertheless, according to the NAR, 88% of home buyers and 91% of home sellers still used an agent or broker in 2025, up from 86% for both buyers and sellers in 2022;
•Technological advancement. The complexity of the home selling or buying process continues to require the best personal service possible, while technology can make the process and business more efficient; and
•Economic downturns. Downturns like the current one are inevitable, and favor companies with lower-cost business models that pay higher commissions to their agents.
Our Strategy
Our goal is to be the leading 100% commission real estate brokerage in the United States while offering superior customer service, state of the art technology, and a great company culture. We have grown rapidly since inception, and plan to accelerate our growth by executing the following aspects of our vision:
•Offering full brokerage services via our technology-enabled, low-overhead business model;
•Attracting and retaining high-producing agents by offering high compensation per transaction and industry-leading benefits;

•Enhancing and refining our proprietary software platform to facilitate our own business and create licensing opportunities; and
•Pursuing further growth through acquisitions, including potentially using our publicly traded stock as consideration, depending on its value at the time.
Technology
Fathom Realty operates primarily as a cloud-based real estate brokerage by utilizing our proprietary consumer-facing website, https://www.FathomRealty.com, and our internal proprietary technology, intelliAgent, to manage our brokerage operations. Through our website, we provide buyers, sellers, landlords, and tenants with access to all available properties for sale or lease on the multiple listing service, or MLS, in each market in which we operate. We provide each of our agents their own personal website that they can modify to match their personal branding. Our website also gives consumers access to our network of professional real estate agents and vendors. Through a combination of our proprietary technology platform and several third-party systems, we provide our agents with marketing, training, and other support services, as well as client and transaction management. Our technology, services, data, lead generation, and marketing tools are designed for our agents to be able to represent their real estate clients with best-in-class service.
Internally, we use our technology to provide agents with opportunities to increase their profitability, reduce risk, and develop professionally, while fostering a culture that values collaboration, community, and commitment to serving the consumer’s best interests. We provide our agents with the systems, support, professional development and infrastructure to help them succeed in unpredictable, and often challenging, economic conditions. This includes delivering 24/7 access to collaborative tools and training for agents.
At no cost to our agents, we can improve compliance and oversight by providing advanced Internet-based software and technology tools and services to our agents and their customers, including:
•A robust, mobile-friendly, customer-facing corporate website providing viewing access to all homes for sale and lease in the markets that we serve, with the ability to search and save favorite properties and receive alerts for new properties that fit their criteria;
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
•On-demand training modules for the professional development of agents at all levels of experience; and
•Agent access to intelliAgent, which is described in more detail below.
Our proprietary intelliAgent real estate technology platform provides a suite of brokerage and agent level tools, technology, business processes, business intelligence and reporting, training. IntelliAgent includes consumer facing websites, transaction management, personnel management, customer relationship management, accounting management for agent transactions, reporting, and social media marketing, along with a marketplace for add-on services and third-party technology. Our intelliAgent rollout strategy began with the core technology needed by every real estate brokerage to manage its agents, its agents’ transactions, commission structures, payments, and compliance, as well as the ability to gain a better understanding of the operations of the business through business intelligence and robust reporting. IntelliAgent has since grown to include brokerage and agent-level websites, content creation and management, customer relationship management, social media marketing, agent reviews, a training platform, and marketing repository. Our technology roadmap includes our own fully-integrated e-signature platform, goal setting and accountability for agents, expense tracking for agents, and application programming interfaces for integration with additional third-party tools. We intend for intelliAgent to be more than just a technology platform for Fathom; we might someday use a simplified version of intelliAgent as a platform to unify independent brokerages through a smarter broker network, which would help them effectively compete against larger regional and national brands. Doing so would allow us to monetize intelliAgent and generate revenue from small-to-medium sized brokerages who would not otherwise join our company. We believe that intelliAgent also provides us a platform to more fully integrate our mortgage and title business. This deeper integration is designed to encourage a higher level of agent adoption and use of our ancillary services, thereby creating a better agent and customer experience, which could lead to higher revenues for the Company and add value for our shareholders.
In addition to building intelliAgent internally, in March 2021 we acquired Naberly, a home search website and customer relationship management technology company, to help us achieve technology independence, which further enhanced our proprietary intelliAgent platform to give us a stronger competitive advantage. Naberly allowed us to further improve our operational efficiency while reducing costs from third-party providers. Offering even more robust technology to help our agents grow their businesses is a key strategy to continuing our agent growth trajectory. We intend to offer an enhanced version of the Naberly platform to launch a national real estate portal to generate leads for our agents, including non-Fathom agents, in the markets in which we are not currently operating.
To develop and accelerate agent growth, we developed the Fathom Talent Acquisition Platform. The Fathom Talent Acquisition Platform combines talented agents, technology and process. Fathom has built an extensive database of potential agents who we believe would fit our culture and benefit from joining the Company. A content marketing strategy updates candidate agents on the latest developments and offers that may be of interest to them in growing their business. Additionally, a team of experienced recruiters focuses on personally introducing and sharing the Company's value proposition with real estate professionals nationwide. These elements are designed to build brand awareness and position Fathom as the brokerage of choice for agents making career decisions.
Our Focus on Agents
We believe that agents deliver unique value to the specific customers they serve in different ways depending upon their knowledge, skills or expertise and the needs and desires of the customers. We also believe that customers who choose agents because of the agent’s skills and service prioritize the agent's skill service levels and style over the brokerage brand with which the agent is affiliated. Therefore, we heavily emphasize serving our agents, so that we attract and retain the best in the industry.
In a recent study by the NAR, only 3% of home sellers chose their agent because of the agent's brokerage. We believe home buyers and sellers choose an agent because of the individual agent's marketing prowess, professionalism, and personality. To capitalize on this, we focus on helping our agents improve professionally and increase their financial ability to invest in their personal marketing.
Cost Structure
Our lower overall operating costs relative to competitors enables us to offer our agents a 100% commission model. The 100% commission model charges each agent a flat fee per real estate transaction. Consequently, the higher commission retained by our agents combined with our unique delivery of support services has facilitated our growth over the past several years. We also differentiate ourselves by not charging our agents royalties or franchise fees. A commission calculator on our website allows agents to determine how much money they could make if they join our company.

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
We primarily target urban or suburban areas or regions with populations of at least 50,000, of which there are approximately 775 in the United States. We believe this provides opportunity for continued growth. We have expanded rapidly since our inception fifteen years ago. As we continue to expand, we might also target smaller rural markets as well as move into Canada.
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
Intellectual Property
We have a registered trademark with the USPTO for the name and logo of “intelliAgent” and “Fathom Realty”, as they relate to real estate and associated industries. We also own the rights to the domain names FathomHoldings.com, FathomRealty.com, FathomCareers.com, intelliAgent.com, and Naberly.com.
We have developed and own the intelliAgent software. We also license third-party software. While we currently utilize these vendors to provide our services in the short-term, we believe other alternatives are available in the longer term, should they be needed, to license or develop replacement technology.
If necessary, we will aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property. We protect these rights through trademark law, the maintenance of trade secrets, the development of trade dress, and, where appropriate, legal proceedings against those who are, in our opinion, infringing these rights.
While asserting our rights could result in a substantial costs and diversion of management attention, we believe the protection and defense against infringement of our intellectual property rights are essential to our business. There is also risk that someone else will claim that we are violating their intellectual property rights, which could cost money and time to defend, even if we are successful.
Seasonality of Business
Seasons and weather traditionally impact the real estate industry. Continuous poor weather or natural disasters negatively impact listings and sales. Spring and summer seasons historically reflect greater sales periods compared to fall and winter seasons. The latter periods also tend to see greater agent attrition. We have historically experienced lower revenues during the fall and winter seasons, as well as during periods of unseasonable weather, which reduces our results of operations.
Because real estate listings precede sales, a period of poor listing activity could negatively impact revenue. Past performance in similar seasons or during similar weather events can provide no assurance of future performance, and macroeconomic shifts in the markets we serve can obscure the impact of poor weather and/or seasonality.
Home sales in successive quarters can fluctuate widely due to a wide variety of factors, including holidays, national or international emergencies, the school year calendar’s impact on timing of family relocations, interest rate changes, speculation of pending interest rate changes and the overall macroeconomic market. Our revenue and operating margins each quarter is subject to seasonal fluctuations, poor weather, natural disasters and macroeconomic market changes that may make it difficult to compare or analyze our financial performance effectively across successive quarters.
Furthermore, the residential real estate market is often cyclical, characterized by protracted periods of depressed home values, lower buyer demand, inflated rates of foreclosure and often changing regulatory or underwriting standards applicable to mortgages. The best example of this was the significant downturn in the U.S. residential real estate market between 2005 and 2011. Such depressed real estate cycles are often followed by extended periods of higher buyer demand, lower available real estate supply and increasing home values. While we believe we are well-positioned to compete during a downturn, our business is affected by these cycles in the residential real estate market, which can make it difficult to compare or analyze our financial performance effectively across successive periods.
Government Regulation
We serve the residential real estate industry which is highly-regulated by federal, state and local authorities as well as private associations or state sponsored associations or organizations.
We are also subject to federal and state regulations relating to employment, contractor, and compensation practices. Except for our employed state agents, all agents in our brokerage operations have been retained as independent contractors, either directly or indirectly through third-party entities formed by these independent contractors for their business purposes. With respect to these independent contractors, like all brokerage firms, we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation.
Real Estate Regulation - Federal
The Real Estate Settlement Procedures Act of 1974, as amended ("RESPA"), requires lenders, mortgage agents, or servicers of home loans to provide borrowers with pertinent and timely disclosures regarding the nature and costs of the real estate settlement process. RESPA also protects borrowers against certain abusive practices, such as kickbacks, and limits the use of escrow accounts. RESPA also requires detailed disclosures concerning the transfer, sale, or assignment of mortgage servicing, as well as disclosures for mortgage escrow accounts.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), moved authority to administer RESPA from the Department of Housing and Urban Development to the Consumer Financial Protection Bureau (the "CFPB"). The Dodd-Frank Act also increased regulation of the mortgage industry, including: (i) generally prohibiting lenders from making residential mortgage loans unless a good faith determination is made of a borrower’s creditworthiness based on verified and documented information; (ii) requiring the CFPB to enact regulations to help ensure that consumers are provided with timely and understandable information about residential mortgage loans that protect them against unfair, deceptive and abusive practices; and (iii) requiring federal regulators to establish minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize without retaining any of the loans’ default risk. In addition, federal fair housing laws generally prohibit discrimination against protected classes of individuals in housing or brokerage services. Other federal laws and regulations applicable to our business include (i) the Federal Truth in Lending Act of 1969; (ii) the Federal Equal Credit Opportunity; (iii) the Federal Fair Credit Reporting Act; (iv) the Fair Housing Act; (v) the Home Mortgage Disclosure Act; (vi) the Gramm-Leach-Bliley Act; (vii) the Consumer Financial Protection Act; (viii) the Fair and Accurate Credit Transactions Act; and (ix) the Do Not Call/Do Not Fax Act and other federal and state laws pertaining to the privacy rights of consumers, which affects our opportunities to solicit new agents.
Real Estate Regulation - State and Local Level
Real estate and brokerage licensing laws and requirements vary by state. In general, all individuals and entities lawfully conducting businesses as real estate agents or sales associates must be licensed in the state in which they carry on business.
States require a real estate broker to be engaged by the brokerage firm either as an employee or an independent contractor, and the broker may work for another broker conducting business on behalf of the sponsoring broker.
States may require a person licensed as a real estate agent, sales associate or salesperson to be affiliated with a broker to engage in licensed real estate brokerage activities or allow the agent, sales associate or salesperson to work for another agent, sales associate or salesperson conducting business on behalf of the sponsoring agent, sales associate or salesperson. Agents, sales associates or salespersons are generally classified as independent contractors.
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
Real estate licensees must follow the state’s real estate licensing laws and regulations. These laws and regulations generally specify minimum duties and obligations of these licensees to their clients and the public, as well as standards for the conduct of business, including contract and disclosure requirements, record keeping requirements, requirements for local offices, escrow trust fund management, agency representation, advertising regulations and fair housing requirements.
We assign appropriate personnel to manage and comply with applicable laws and regulations in each of the states where we operate.
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
Third-Party Rules
Beyond federal, state and local government regulations, the real estate industry is subject to rules established by private real estate groups and/or trade organizations, including, among others, state Associations of REALTORS® (AOR), and local Associations of REALTORS® (AOR), the National Association of Realtors® (NAR), and local Multiple Listing Services (MLSs). “REALTOR” and “REALTORS” are registered trademarks of the National Association of REALTORS®.
Each third-party organization has prescribed policies, bylaws, codes of ethics or conduct, and fees and rules governing the actions of members in dealings with other members, clients and the public, as well as how the third-party organization’s brand and services may or might not be deployed or displayed.
Human Capital
As of December 31, 2025, we had approximately 281 full-time employees.
Our management oversees all responsibilities in the areas of corporate administration, training, agent relations, business development, technology, and research. We intend to expand and retain our current management and skilled employees with experience relevant to our businesses.
As of December 31, 2025, we had approximately 14,135 agent licenses.
None of our employees or agents are represented by unions, and we believe our employee and agent relations are good.
Information about our Executive Officers and [Senior Management]
The following table sets forth current information concerning our executive officers [and a member of our senior management]:

Name	Age	Position
Marco Fregenal	62	Chief Executive Officer and President

Laura Muller	55	President of Fathom Realty

Jon Gwin	46	Chief Revenue Officer of Fathom Holdings
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
Laura (Lori) Muller — President of Fathom Realty
Lori Muller has served as President of Fathom Realty since February 2026. Prior to this, Ms. Muller served as Vice President and the President of U.S. Organization with Exit Realty Corp. International, where she oversaw U.S. brokerage operations.
[Jon Gwin - Chief Revenue Officer
Jon Gwin has served as our Chief Revenue Officer for Fathom Holdings since November 2024. Prior to this, he served as Chief Operating Officer from June 2024 to November 2024. Prior to joining Fathom Holdings, Mr. Gwin served as the Chief Operating Officer for American Financial Network for 14 years. Mr. Gwin received his BBA in Business Administration from the University of San Diego and his Juris Doctor in Litigation and Corporate Law from Purdue Global University.]
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
We experienced net losses of approximately $20.3 million and $21.6 million for the years ended December 31, 2025 and 2024, respectively. We cannot guarantee when or if we will achieve sustained profitability, particularly considering current economic uncertainty and increased interest rates. We expect to make significant future expenditures to develop and expand our business. We might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for many reasons, including the other risks described in this Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.
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
To capture and retain market share in the various local markets that we serve, we must compete successfully against other brokerages for agents and for the consumer relationships that they bring. Our competitors could lower the fees that they charge to agents or could raise the compensation structure for those agents. Our competitors may have access to greater financial resources than we, allowing them to undertake expensive local advertising or marketing efforts. In addition, our competitors may be able to leverage local relationships, referral sources, and strong local brand and name recognition that we have not established. Our competitors could, as a result, have greater leverage in attracting both new and established agents in the market and in generating business among local consumers. Our ability to grow in the local markets that we serve will depend on our ability to compete with these local brokerages.
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
Participation in our commission plan represents a key component of our agent and broker value proposition. Agents might not understand or appreciate our value. In addition, agents might not appreciate other components of our value proposition including the systems and tools that we provide to agents, and the professional development opportunities we create and deliver. We compete with many other real estate brokerages for qualified agents and if agents do not understand the elements of our agent value proposition, or do not perceive it to be more valuable than the models used by most competitors, we might not be able to attract, retain and incentivize new and existing agents to grow our revenue. This could also negatively impact our agent growth rate. Our net licensed agent and broker base decreased by approximately 1.2% from approximately 14,300 agent licenses at December 31, 2024, to approximately 14,135 agent licenses at December 31, 2025. Because we derive revenue from real estate transactions in which our agents receive commissions, the size of our licensed agent base directly impacts our revenue. If declines in our agent base are not offset by increased productivity or transaction volume, our revenue and results of operations could be adversely affected.
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
For the year ended December 31, 2025, our revenue increased to $420.5 million from $335.2 million, which represents an increase of approximately 25.4%. We believe that our future revenue growth will depend, among other factors, on our ability to:
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
We currently use and intend to continue to use Adjusted EBITDA, a non-GAAP financial measure, in reporting our annual and quarterly results of operations; however, Adjusted EBITDA is not equivalent to net income (loss) from operations as determined under GAAP, and shareholders may consider GAAP measures to be more relevant to our operating performance.
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
Specifically, we use Adjusted EBITDA, which we use to represent net income (loss), excluding other income (expense), income taxes expense (benefit), depreciation and amortization, share-based compensation expense and transaction-related costs. We believe the exclusion of share-based compensation expense related to restricted stock awards and stock options provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency of our results of operations. We believe that our non-GAAP financial measures are meaningful to investors when analyzing our results of operations, as they are a key metric used by our management for financial and operational decision-making.
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

Adverse outcomes in legal and regulatory actions against other companies, brokers, and agents in the residential and commercial real estate industry may adversely impact the financial condition of the Company and our real estate brokers and agents when those matters relate to business practices shared by the Company, our real estate brokers and agents, or our industry at large. Such matters may include, without limitation, the federal Real Estate Settlement Procedures Act, Telephone Consumer Protection Act of 1991 and state consumer protection laws, antitrust and anticompetition, and worker classification claims. Additionally, the success of plaintiffs or regulatory bodies in such actions, may increase the likelihood that similar claims are made against the Company and/or our real estate brokers and agents, which could result in significant liability and adversely impact our financial results if we or our brokers and agents are unable to distinguish or defend our business practices.

As an example, in the matter of Burnett v. National Association of Realtors (U.S. District Court for the Western District of Missouri), a federal jury found that the NAR and certain other remaining brokerage defendants liable for $1.8 billion in damages on claims that these companies conspired to artificially inflate brokerage commissions, which is in violation of federal antitrust law (the “Burnett Ruling”). The verdict was appealed on October 31, 2023. Additionally, certain other brokerage defendants settled with the plaintiffs, including both monetary and non-monetary settlement terms. That same day, the NAR, eXp World Holdings, Inc., Compass, Inc., Redfin Corporation, Weichert Realtors, United Real Estate, Howard Hann Real Estate Services, and Douglas Elliman, Inc. were named as defendants in Gibson v. National Association of Realtors (U.S. District Court for the Western District of Missouri), alleging a similar fact pattern and antitrust violations. On or about March 15, 2024, NAR agreed to settle the Burnett Ruling, along with similar litigation, by agreeing to pay $418 million over approximately four years, and changing certain of its rules surrounding agent commissions (the “NAR Settlement”). On November 26, 2024, the NAR Settlement was granted over objections, which resolved the claims against the Company.

Due to the NAR Settlement, there may be rule changes for the NAR. As a result of the NAR Settlement, effective mid-July 2024, NAR put in place a new rule prohibiting offers of compensation on the MLS, and adopted rules requiring written agreements between buyers and buyers’ agents. The direct and indirect effects, if any, of the NAR Settlement and similar settlements upon the real estate industry are not yet entirely clear. There could also be further changes in real estate industry practices. All of this has prompted discussion of regulatory changes to rules established by local or state real estate boards or multiple listing services and may require changes to brokers’ business models, including changes in agent and broker compensation.

Because we charge our agents a flat fee per transaction, our agents have always been empowered to negotiate their own fees. Further, the flat fee per transaction model eliminates any incentive for us to interfere with our agent’s ability to negotiate their fees, as changes in agent commission does not affect our net income. Agents who can set their own fees can tailor fees to better compete in their target market, affording them greater flexibility. Agents who are better positioned to compete in their markets will likely increase their transaction volume, which would positively impact our revenues since we are paid on a per-transaction basis. We believe the freedom of our agents to negotiate their own fees helps us recruit and retain agents without having any material adverse effect on our operations, revenues, earnings, or financial results.

We face significant risk to our brand and revenue if we fail to maintain compliance with the law and regulations of federal, state, foreign, or county governmental authorities, or private associations and governing boards.
We operate in a heavily regulated industry with regulated labor classifications which present significant risks in general for each potential instance in which we fail to comply.

Our agents could be classified as either employees or independent contractors, and we could potentially misclassify or fail to consistently comply with the requirements of such classifications. Classifications and compliance are subject to the Internal Revenue Service regulations and applicable state law guidelines and penalties.

Classifications, regulations and guidelines for agents are subject to judicial and agency interpretation as well as periodic changes. Changes, or any indication of changes, may adversely impact our workforce classifications, expenses, compensation, commission structure, roles and responsibilities and broker organization.

In addition to workforce regulations and classifications, complex, heavily regulated federal, state and local authority laws, regulations and policies govern our real estate business, as well as our title, title insurance, insurance, mortgage, lead generation, and other ancillary services.

The laws, rules and regulations applicable to our business practices include, without limitation:
•RESPA;
•The federal Fair Housing Act;
•The Dodd-Frank Act;
•Federal advertising laws, as well as comparable state statutes;
•Rules of trade organizations such as the NAR, local MLSs, and state and local AORs;

•Licensing requirements and related obligations that could arise from our business practices relating to the provision of services other than real estate brokerage services, including our title, insurance and mortgage businesses;
•Privacy regulations relating to our use of personal information collected from the registered users of our websites;
•Laws relating to the use and publication of information through the Internet; and
•State real estate brokerage licensing requirements, as well as statutory due diligence, disclosure, record keeping and standard-of-care obligations relating to these licenses.
The U.S. Department of Justice has opened an anti-trust investigation of some of our biggest competitors, and they are defendants in related lawsuits that could negatively impact our industry.
In addition, Fathom Realty, LLC (“Fathom Realty”), a wholly-owned subsidiary of the Company, has been named as a defendant in two purported class actions in the United States District Court for the Eastern District of Texas Sherman Division. The complaints allege that coordination among several realtor associations, MLSs, and Texas real estate brokerages resulted in inflated commissions paid by home sellers to buyer brokers beginning in 2019. The Company believes the lawsuits are without merit, particularly with respect to Fathom Realty, and intends to vigorously defend itself.
Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains the Mortgage Reform and Anti-Predatory Lending Act (the "Mortgage Act"), which imposes several additional requirements on lenders and servicers of residential mortgage loans by amending certain existing provisions and adding new sections to RESPA and other federal laws. The Mortgage Act also broadly prohibits unfair, deceptive or abusive acts and practices, and knowingly or recklessly providing substantial assistance to a covered person in violation of that prohibition. The Mortgage Act also significantly increased the penalties for noncompliance with these laws, which could lead to an increase in lawsuits against mortgage lenders and servicers.
Maintaining legal compliance is challenging and increases our costs due to the resources required to continually monitor business practices for compliance with laws, rules and regulations, and to monitor changes in existing applicable laws and the enactment of new ones.
We might not be aware of all the laws, rules and regulations applicable to our business, or be able to comply with all of them, given the rate of regulatory changes, ambiguities in regulations, contradictions in laws and regulations between jurisdictions, and the difficulties in achieving both company-wide and jurisdiction-specific knowledge and compliance.

If we fail, or we have been alleged to have failed, to comply with any applicable laws, rules and regulations, we could be subject to lawsuits and administrative complaints and proceedings, as well as criminal proceedings. Our noncompliance could result in significant defense costs, settlement costs, damages and penalties.
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
Further, if we lose our ability to obtain and maintain the regulatory approvals and licenses necessary to conduct business as we currently operate, our ability to conduct business may be harmed. Lastly, any lobbying or related activities we undertake regarding existing, proposed, or new regulations could substantially increase our operating expenses.
If we fail to protect the privacy or personal information of employees, independent contractors, or consumers, or if we fail to comply with privacy or data security legal requirements, our reputation and business could be significantly harmed.
Tens of thousands of consumers, independent contractors, and employees have shared personal information with us during the normal course of our business. Such information includes, but is not limited to, social security numbers, annual income amounts and sources, names, addresses, phone numbers, and email addresses.
The application, disclosure and safeguarding of this information is regulated by federal and state privacy laws. To comply with privacy laws, we have adopted a privacy policy (the "Privacy Policy") governing our use and safeguarding of personal information. Our Privacy Policy includes informing consumers, independent contractors and employees that we will not share their personal information with third parties without their prior consent unless required to do so by law.
Privacy policies and compliance with federal and state privacy laws present risks including legal liability. We might not become aware of all privacy laws, changes to privacy laws, or third-party privacy regulations governing the real estate business or be unable to comply with all of these regulations, given the rate of regulatory changes, ambiguities in regulations, contradictions in regulations between jurisdictions, and the difficulties in achieving both company-wide and jurisdiction-specific knowledge and compliance.
Our Privacy Policy and safeguards could be deemed insufficient if third parties with whom we have shared personal information fail to safeguard that information. Legal liability under such laws would impose significant costs and would damage our reputation. Any of these consequences could result in a material adverse impact on our brand, business model, and operating results.
We participate in a highly competitive market, and pressure from existing and new competitors might adversely affect our business and operating results.
The market to provide home listings and marketing services for the residential real estate industry is highly competitive and fragmented. Homes are typically marketed through multiple channels. Accordingly, current and potential competitors could aggregate a set of listings similar to ours. We compete with online real estate marketplaces, such as Zillow and Realtor.com, and traditional offline media. We compete to attract consumers by the number and quality of listings; user experience; the breadth, depth, and relevance of insights and other content on homes, neighborhoods, and professionals; brand and reputation; and the quality of mobile products. We compete to attract real estate professionals through the quality of our website and mobile products; the size and attractiveness of the consumer audience; the quality and measurability of the leads we generate; the perceived return on investment we deliver and the effectiveness of marketing and workflow tools. We also compete for advertisers against other media, including print media, television and radio, social networks, search engines, other websites, and email marketing. We compete primarily on the size and attractiveness of the audience, pricing, and the ability to target desired audiences.
Many of our existing competitors have substantial competitive advantages, such as:
•greater scale;
•stronger brands and greater name recognition;
•longer operating histories;
•larger budgets and greater financial resources, for research and development, sales and marketing;
•more extensive relationships with participants in the residential real estate industry, such as brokers, agents, and advertisers;
•stronger relationships with third-party data providers, such as multiple listing services and listing aggregators;
•access to larger user bases; and
•larger intellectual property portfolios.
These advantages could be increasingly important considering current economic uncertainties and increased interest rates, and recent industry consolidation could further strengthen industry competition.
Our competitors' success could result in the loss of market share.
There is also intense competition for the ancillary services we offer including title insurance, mortgage and lead generation. Our efforts to create a more complete transaction experience for consumers through these services will require significant integration and coordination and might not positively impact our financial performance particularly if agents or consumers perceive that our competitors offer more attractive rates or a better transactional experience. This increased competition could stall our growth in these areas.
We expect increased competition if our market continues to expand. In addition, our competitors might be acquired by third parties with greater resources than we, which would further strengthen our competitors and enable them to compete more vigorously or broadly with us. If we cannot compete effectively, our business and operating results will be materially and adversely affected.
Listing aggregator concentration and market power creates, and is expected to continue to create, disruption in the residential real estate brokerage industry, which might have a material adverse effect on our results of operations and financial condition.
The concentration and market power of the top real estate listing aggregators allow them to monetize their platforms by expanding into the brokerage business, charging significant referral, listing, and display fees diluting the relationship between agents and brokers and between agents and the consumer, tying referrals to use of their products, consolidating and leveraging data, and engaging in preferential or exclusionary practices to favor or disfavor other industry participants. These actions divert and reduce the earnings of other industry participants, including the Company and its agents.
One dominant listing aggregator has introduced an iBuying offering to consumers and recently launched a brokerage with employee sales agents in several locations to support this offering, and has joined many local MLSs as a broker to gain electronic access directly to real estate listings rather than relying on disparate electronic feeds from other brokers participating in MLS or MLS syndication feeds. If this listing aggregator or another aggregator is successful in gaining market share with such offering, it could control significant industry inventory and an increasing portion of agent referrals, including the ability to direct referrals to agents and brokers that share revenue with them. In addition, this listing aggregator may attempt to use its growing influence to displace or preempt its competitors before they can reach customers.
Aggregators could intensify their current business tactics or introduce new programs that could be materially disadvantageous to our business including, but not limited to:
•broadening and/or increasing fees for their programs that charge brokerages and their affiliated sales agents fees including fees for referral, listing, display, and advertising;
•establishing competing brokerages and/or expanding their offerings to include products (including agent tools) and ancillary services, such as title, escrow and mortgage origination services, that compete with our offerings;
•excluding the Company's listings or its franchisees’ listings on their websites;
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
Seasons and weather traditionally impact the real estate industry. Historically, spring and summer reflect greater sales activity compared to fall and winter. We have historically experienced lower revenues during the fall and winter seasons, as well as during periods of unseasonable weather, which reduces our results of operations. Because real estate listings precede sales, a period of poor listings activity could negatively impact revenue. Past performance in similar seasons or during similar weather events can provide no assurance of future performance, and macroeconomic shifts in the markets we serve can obscure the impact of seasonality.
Home sales in successive quarters can fluctuate widely due to a wide variety of seasonal factors, including holidays, and the school year calendar’s impact on timing of family relocations. Our revenue and operating margins each quarter

(including downstream revenue at our title, insurance and mortgage groups) is subject to seasonal fluctuations, which may make it difficult to compare or analyze our financial performance effectively across successive quarters.
Our business could be adversely affected if we are unable to expand, maintain and improve the systems and technologies upon which we rely to operate.
As the numbers of our agents, acquired companies, and business lines increase, our success will depend on our ability to expand, maintain, and improve the technology that supports our business operations, including, but not limited to, our cloud office platform and our ability to adopt and integrate new technologies such as machine learnings and artificial intelligence ("AI") solutions. Loss of key personnel or the lack of adequate staffing with the requisite expertise and training could impede our efforts in this regard. If we fail to adopt and offer new in-demand technologies, and/or if our systems and technologies lack capacity or quality necessary to service agents and their clients, our products could be less attractive to agents, the level of client service and transaction volume afforded by our systems could suffer, and our costs could increase. Our competitors or other third parties may incorporate AI and emerging technologies into their products or operations more quickly or more successfully than we do, which could impact our ability to compete effectively. Additionally, AI algorithms and other emerging technologies may be flawed and datasets underlying such technologies may be insufficient or contain biased information. If the new technologies integrated into our products or that we use in our operations produce analyses or recommendations that are, or are alleged to be, deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected. In addition, if our systems, procedures or controls are not adequate to provide reliable, accurate and timely financial and other reporting, we might not be able to satisfy regulatory scrutiny or contractual obligations with third parties and our reputation could be damaged. Any of these events could negatively affect our financial position and results of operations.
Cybersecurity incidents, data breaches and other privacy/data security incidents could disrupt our business operations, result in the loss or exposure of critical, confidential and/or sensitive information, adversely impact our reputation, result in costly regulatory investigations or litigation, create legal liability and harm our business.
Cybersecurity incidents, data breaches and other types of privacy/data security incidents are not uncommon in our industry due to the nature of our industry’s services, the volume of sensitive information involved, and the desirability of that information to bad actors. Incidents involving phishing, hacking and unintentional exposure of sensitive information, among others, can and do occur. Cybersecurity and other threats directed at us could range from uncoordinated attempts to gain unauthorized access to information technology systems to sophisticated, targeted measures aimed at disrupting business or gathering personal data of customers, employees, contractors and other individuals. Recent high-profile ransomware attacks are examples of the cybersecurity risks we face.
In the ordinary course of our business, we collect and store sensitive data, including proprietary business information and personal information about our customers, employees and contractors. Our business, and particularly our cloud-based platform, is reliant on the uninterrupted functioning of our information technology systems. The secure processing, maintenance, and transmission of information are critical to our operations, especially the processing and closing of real estate transactions. Although we employ measures designed to prevent, detect, address, and mitigate these threats (including access controls, data encryption, vulnerability assessments, and maintenance of backup and protective systems), cybersecurity incidents and other privacy/data security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including potentially sensitive personal information of our customers) and the disruption of business operations. Any such compromises to our security could harm our reputation, which could cause customers or agents to lose confidence in us. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers and business partners. We may also be subject to legal claims, government investigation, and additional state and federal statutory requirements.
Like others in our industry, we experience immaterial privacy/data security incidents, such as cybersecurity incidents and other attempts to disrupt or gain unauthorized access to our systems on a regular basis and instances of unauthorized or inadvertent access to or disclosure of sensitive personal information. When we become aware of privacy/data security incidents, we work diligently to address them, including by working to terminate unauthorized or inappropriate access and implementing additional measures and operational changes to avoid reoccurrence and future incidents. The consequences of a material privacy/data security incident can include violations of applicable privacy or data security laws, reputational damage, loss of market value, costly litigation with third parties (which could result in our exposure to material civil or criminal liability) and regulatory investigations, diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs (that may include liability for stolen assets or information), which in turn could have a material adverse effect on our competitiveness and results of operations. For more information see, "Item 1C. Cybersecurity."
Our business, financial condition and reputation may be substantially harmed by security breaches, interruptions, delays and failures in our systems and operations.
The performance and reliability of our systems and operations are critical to our reputation and ability to attract agents and teams of agents to join our Company as well as our ability to service home buyers and sellers. Our systems and operations are vulnerable to security breaches, interruption or malfunction due to certain events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. In addition, we rely on third-party vendors to provide the cloud office platform and additional systems and related support. If we cannot retain these services on acceptable terms, our access to these systems and services could be interrupted. Any security breach, interruption, delay or failure in our systems and operations could substantially reduce the transaction volume that can be processed with our systems, impair quality of service, increase costs, prompt litigation and other consumer claims, and damage our reputation, any of which could substantially harm our financial condition.
If our mortgage business is unable to sell its originated loans, we would need to service the loans and potentially foreclose on the home or do so through a third party, either of which could impose significant costs, on the Company. Our inability to sell originated loans could also expose us to adverse market conditions affecting mortgage loans.
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
Our inability to sell originated loans, would expose us to adverse market conditions affecting mortgage loans. For example, we may be required to write down the value of the loan, which reduces the amount of our current assets. Additionally, if we borrowed under a warehouse credit facility for the loan, then we could be required to repay the borrowed amount, which reduces our cash on hand available for other corporate uses. Finally, if a homeowner was unable to make his or her mortgage payments, we may be required to foreclose on the home securing the loan. We do not currently have processes to foreclose a home, and we may be unable to establish such processes or retain a third party to do so on acceptable terms. Furthermore, any proceeds from selling a foreclosed home may be significantly less than the remaining amount of the loan due to us.
If we are unable to obtain sufficient financing through warehouse credit facilities to fund origination of mortgage loans, then we may be unable to grow our mortgage business.
We rely on borrowings from warehouse credit facilities to fund substantially all of the mortgage loans that our mortgage business originates. To grow, our mortgage business depends, on having sufficient borrowing capacity under current facilities or obtaining additional borrowing capacity under new facilities. The borrowing capacity under one or more of our current facilities may be reduced if we fail to comply with a facility’s ongoing obligations, including failing to satisfy financial covenants and cross-default clauses. If we were unable to receive the necessary capacity on acceptable terms and did not have sufficient liquidity or established operations to fund originations ourselves, we may be unable to maintain or increase the amount of mortgage loans that we originate, which would adversely affect the growth of our mortgage business.
We might identify material weaknesses that could cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective internal controls over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
We might identify material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, and we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. We cannot provide assurance that material weaknesses do not exist, any of which could adversely affect our reputation, financial condition and results of operations.
We are a “smaller reporting company” and a non-accelerated filer and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies and non-accelerated filers, our common stock may be less attractive to investors.
We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act. As a “smaller reporting company,” we are subject to scaled disclosure obligations in our SEC filings compared to other issuers. Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, and have certain other reduced disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Further, as a non-accelerated filer, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” and non-accelerated filer may make it harder for investors to analyze our operating results and financial prospects.
Loss of our current executive officers or other key management could significantly harm our business
We depend on the industry experience and talent of our current executives, including Marco Fregenal, our President and Chief Executive Officer. We also rely on individuals in key management positions within our operations, finance, and technology teams. We believe that our future results depend, on our ability to retain and attract highly skilled and qualified management. The loss of our executive officers or any key personnel could have a material adverse effect on our operations because other officers might not have the experience and expertise to readily replace these individuals. To the extent that one or more of our top executives or other key management personnel depart, our operations and business prospects may be adversely affected. In addition, changes in executives and key personnel could be disruptive to our business. We do not have any key person insurance.

Employee or agent litigation and unfavorable publicity could negatively affect our future business.
Our employees or agents may, from time to time, bring lawsuits against us alleging injury, creation of a hostile workplace, discrimination, wage and hour disputes, sexual harassment, or other employment issues. In recent years there has been an increase in the number of discrimination and harassment claims against companies generally. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims can have a significant negative impact on some businesses. Certain companies that have faced such lawsuits have terminated management or other key personnel as a result and have suffered reputational harm that has negatively impacted their business. If we were to face any claims, our business could be negatively affected.
Failure to protect intellectual property rights could adversely affect our business.
Our intellectual property rights, including existing and future trademarks, trade secrets and copyrights, are important assets of our business. We have taken measures to protect our intellectual property, but these measures might not be sufficient or effective. We may bring lawsuits to protect against the potential infringement of our intellectual property rights and other companies, including our competitors, could make claims against us alleging our infringement of their intellectual property rights. There can be no assurance that we would prevail in such lawsuits. Any significant impairment of our intellectual property rights could harm our business.
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
We have recently acquired businesses that are outside our core competencies as a real estate brokerage, which could be difficult to integrate, disrupt our core business, dilute shareholder value, and adversely affect our operating results.
In the past few years, we have made acquisitions outside our core real estate brokerage competency, including Verus Title Inc., Naberly Solutions, E4:9 Holdings, Inc. and Cornerstone. These acquisitions present challenges that, should we fail to understand or address adequately, could result in not achieving the expected financial results of these acquisitions. The acquisitions of less mature businesses carry the additional risk of not being supported by a history of operating results.
In addition, integrating the operations, technologies, services and personnel from acquisitions takes time and resources, and could disrupt our core business by diverting financial and managerial resources from existing operations. If we fail to properly integrate these acquisitions, we might not achieve their anticipated benefits.
Our future revenue and growth prospects could be adversely affected by our dependence on other contractors.
Our business is highly dependent on a few significant technology vendors. In the event we were to lose one of our significant vendor partners, we could be forced to source this technology from another vendor, which would take significant time and management attention. Our business, results of operations and financial condition could be materially adversely affected by the loss of one key relationship, as it would take significant time to replace this relationship with uncertain results.
We are subject to certain risks related to litigation filed by or against us, and adverse results might harm our business and financial condition.
We are often involved in various lawsuits and legal proceedings that arise in the ordinary course of business.
We cannot predict with certainty the cost of our defense, the cost of prosecution, insurance coverage, or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards. Adverse results in such litigation and other proceedings might harm our business and financial condition. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, negligence and fiduciary duty claims arising from our brokerage operations, actions against our title company for defalcations on closing payments or claims against the title agent contending that the agent knew or should have known that a transaction was fraudulent or that the agent was negligent in addressing title defects or conducting settlement, standard brokerage disputes like the failure to disclose hidden defects in a property such as mold, vicarious liability based upon conduct of individuals or entities we control, including our agents, third-party service or product providers, antitrust claims, general fraud claims, employment law claims, including claims challenging the classification of our agents as independent contractors and compliance with wage and hour regulations, and claims alleging violations of RESPA or state consumer fraud statutes. In addition, class action lawsuits can often be particularly burdensome given the breadth of claims, large potential damages and significant costs of defense. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third-party patents or other third-party intellectual property rights. In addition, we may be required to enter into licensing agreements (if available on acceptable terms) and pay royalties.
We have general liability and an errors and omissions insurance policy to help protect us against claims of inadequate work or negligent action. However, this insurance might not continue to be available to us on commercially reasonable terms or at all, or a claim otherwise covered by our insurance may exceed our coverage limits, or a claim might not be covered at all. We may be subject to errors or omissions claims that could have an adverse effect on us. Moreover, defending a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management.
We might experience significant claims relating to our operations, or losses resulting from fraud, defalcation or misconduct.
We issue title insurance policies covering real property to mortgage lenders and buyers of real property. When acting as a title agent issuing a policy on behalf of an underwriter, our insurance risk is typically limited to the first five thousand dollars for claims on any one policy, though our insurance risk is not limited if we are negligent. To date, we have experienced claims losses that are significantly below the industry average; however, our claims experience could increase in the future, which could negatively impact our profitability. We may also be subject to legal claims or additional claims losses arising from the handling of escrow transactions and closings by our owned title agency. We carry errors and omissions insurance for errors made by our title and escrow companies, errors made by our company owned brokerage business during the real estate settlement process, and errors made by us related to real estate services. The occurrence of a significant number of claims in any given period could have a material adverse effect on our financial condition and results of operations during the period. In addition, insurance carriers may dispute coverage for various reasons and there can be no assurance that all claims will be covered by insurance. Fraud, defalcation and misconduct by employees are also risks inherent in our business, particularly given the high transactional volumes in our company owned brokerage, title, escrow and settlement services and relocation operations. To the extent that any loss or theft of funds substantially exceeds our insurance coverage, our business could be materially adversely affected.
We might use interest rate derivatives to manage our exposure to interest rate risks associated with our mortgage business.
To manage the risks associated with fluctuating interest rates, we might invest in derivative instruments in an attempt to offset this risk of volatility, although no hedging strategy can offer complete protection. We cannot assure our shareholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging of these transactions will not result in losses. If we are not effective in hedging this volatility, we may experience an increase in our costs of borrowing and our business could be materially adversely affected.
Part of our technology is currently being developed in foreign countries, including Brazil, India, and the Philippines, which makes us subject to certain risks associated with foreign laws and regulations.
We currently develop portions of our technology in Brazil, India, and the Philippines and could conduct operations in other foreign jurisdictions in the future. Conducting business in foreign countries involves inherent risks, including, but not limited to: difficulties in staffing, funding and managing foreign operations; unexpected changes in regulatory requirements; export restrictions; tariffs and other trade barriers; difficulties in protecting, acquiring, enforcing and litigating intellectual property rights; fluctuations in currency exchange rates; and potentially adverse tax consequences.
If we were to experience any of the difficulties listed above, or any other difficulties, any international development activities and our overall financial condition may suffer.
Investors’ expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance (“ESG”) factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of ESG performance. The criteria by which companies’ ESG practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our corporate governance policies are inadequate. We may face reputational damage if our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, if we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.
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
Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $64,900 per bitcoin and above $124,000 per bitcoin on Coinbase in the 12 months preceding the date of this Report. The trading price of bitcoin was significantly lower during prior periods, and such decline may occur again in the future.
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
Our Bitcoin Treasury Strategy has not been tested. We have not yet acquired bitcoin since the adoption of our Bitcoin Treasury Strategy in January 2025. Although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our bitcoin acquisition strategy or actions we undertake to implement it. If bitcoin prices were to decrease or our bitcoin acquisition strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our common stock would be materially adversely impacted.
We will be subject to counterparty risks, including in particular risks relating to our custodians. Although we intend to implement various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the bitcoin we may own in custody accounts at U.S.-based, institutional-grade custodians and negotiating contractual arrangements intended to establish that our property interest in custodially-held bitcoin is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held bitcoin were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin and this may ultimately result in the loss of the value related to some or all of such bitcoin. Even if we are able to prevent our bitcoin from being considered the property of a custodian’s bankruptcy estate in an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock.
The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of bitcoin. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Any similar bankruptcies, closures, liquidations and other events might result in a loss or misappropriation of our intended bitcoin holdings, or adversely impact our access to our bitcoin holdings. Further, any such bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry may negatively impact the adoption rate, price, and use of bitcoin, limit our ability to collateralize financing with bitcoin, or create or expose additional counterparty risks.
Accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-08, which requires us to measure any in-scope crypto assets (including bitcoin holdings) at fair value on our balance sheet, and to recognize gains and losses from changes in the fair value of bitcoin in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to bitcoin holdings. To the extent we invest in bitcoin we expect ASU 2023-08 to increase the volatility of our financial results, and affect the carrying value of bitcoin on our balance sheet, and it could also have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our common stock.
The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.
Changes in our ownership of bitcoin could have accounting, regulatory and other impacts. While we currently intend to own bitcoin directly, we may investigate other potential approaches to owning bitcoin, including indirect ownership (for example, through ownership interests in a fund that owns bitcoin). If we were to own all or a portion of our bitcoin in a different manner, the accounting treatment for our bitcoin, our ability to use our bitcoin as collateral for additional borrowings, and the regulatory requirements to which we are subject, may change. For example, the volatile nature of bitcoin may force us to liquidate our holdings to use it as collateral, which could be negatively affected by any disruptions in the crypto market, and if liquidated, the value of the collateral would not reflect potential gains in market value of bitcoin, all of which could negatively affect our business and implementation of our bitcoin strategy.
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
The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. It is not possible to predict whether, or when, Congress will grant additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also impossible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock.
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
The growth of digital assets in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is uncertain. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.
Because bitcoin has no physical existence beyond the record of transactions on the bitcoin blockchain, a variety of technical factors related to the bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin could be reduced, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Similarly, the open-source nature of the bitcoin blockchain means contributors and developers of the bitcoin blockchain are generally not directly compensated for their contributions in maintaining and developing the blockchain, and any failure to properly monitor and upgrade the bitcoin blockchain could adversely affect the bitcoin blockchain and negatively affect the price of bitcoin.
Recent actions by U.S. banking regulators have reduced the ability of bitcoin-related services providers to gain access to banking services and the liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.
Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our common stock.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this Report.
While senior SEC officials have stated that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consists of investments in bitcoins exceeds the 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulations that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.
We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. If bitcoin is determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of bitcoins that constitute investment assets under the 1940 Act. These steps may include, among others, selling bitcoin that we might otherwise hold long term and deploying our cash in non-investment assets, and we may be forced to sell our bitcoin. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if bitcoin is deemed a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock.
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
Historically, bitcoin markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we might not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our bitcoin holdings might not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, bitcoin we may hold with our custodians and transact with our trade execution partners will not be protected to the same extent as to cash or securities deposited with institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, our business and financial condition could be negatively impacted.
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
In 2019, reports claimed that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, particularly on unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 2023 complaint that Binance Holdings Ltd. committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought actions against individuals and digital asset market participants alleging such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived false trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin. Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. The price of our common stock may be affected by the value of our bitcoin holdings and the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our common stock.
If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.
Currently, we intend to hold any bitcoin we may own in custody accounts at U.S.-based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021, hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:
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
Further, any actual or perceived security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader bitcoin blockchain ecosystem or in the use of the bitcoin network to conduct financial transactions, which could negatively impact us.
Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, leverage AI and sophisticated technology, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. We expect that unauthorized parties will attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we might not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.
Risks Related to Our Industry
Our results are tied to the residential real estate market and we might be negatively impacted by downturns in this market and general global economic conditions.
The residential real estate market tends to be cyclical and typically is affected by changes in general macroeconomic conditions which are beyond our control. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, levels of unemployment, consumer confidence and the general condition of the U.S. and the global economy. Further, geopolitical factors, including the ongoing war in Ukraine, Iran and the Israeli-Palestinian conflict, could have residual effects on the global economy that negatively impact the U.S. residential real estate market and our business. The residential real estate market also depends upon the strength of financial institutions, which are sensitive to changes in the general macroeconomic and regulatory environment. Lack of available credit or lack of confidence in the financial sector could impact the residential real estate market, which in turn could materially and adversely affect our business, financial condition and results of operations.
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
•instability of financial institutions;
•legislative, tax or regulatory changes that would adversely impact the residential real estate or mortgage markets, including but not limited to potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities, that provide liquidity to the U.S. housing and mortgage markets;
•increasing mortgage rates, like we have experienced recently, and increasing down payment requirements or constraints on the availability of mortgage financing, including but not limited to the potential impact of various provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or other legislation and regulations that may be promulgated thereunder relating to mortgage financing, including restrictions imposed on mortgage originators, as well as retention levels required to be maintained by sponsors to securitize certain mortgages;
•excessive or insufficient home inventory levels on a regional level;
•high levels of foreclosure activity, including but not limited to the release of homes already held for sale by financial institutions;
•adverse changes in local or regional economic conditions;
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
The monetary policy of the U.S. government, and particularly the Federal Reserve Board, significantly affects the availability of financing at favorable rates and on favorable terms, which in turn affects the domestic real estate market. Policies of the Federal Reserve Board can affect interest rates available to potential homebuyers. Further, we are affected by any rising interest rate environment. Changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control, are difficult to predict, and could restrict the availability of financing on reasonable terms for homebuyers, which could have a material adverse effect on our business, results of operations and financial condition. Historically, changes in the federal funds rate have led to changes in interest rates for other loans, but the extent of the impact on the future availability and price of mortgage financing cannot be predicted with certainty.
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
The Dodd-Frank Act, created the Consumer Financial Protection Bureau (“CFPB”), an independent federal bureau, which enforces consumer protection laws, including various laws regulating mortgage finance. The Dodd-Frank Act also established new standards and practices for mortgage lending, including a requirement to determine a prospective borrower’s ability to repay a loan, removing incentives to originate higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. Rules implementing many of these changes protect creditors from certain liabilities for loans that meet the requirements for “qualified mortgages.” The rules place several restrictions on qualified mortgages, including caps on certain closing costs. These and other rules promulgated by the CFPB could have a significant impact on the availability of home mortgages and how mortgage agents and lenders transact business. In addition, the Dodd-Frank Act contains provisions that require entities such as Fannie Mae and Freddie Mac, to retain an interest in the credit risk arising from the assets they securitize. This may serve to reduce Fannie Mae and Freddie Mac's demand for mortgage loans, which could have a material adverse effect on the mortgage industry, and may reduce the availability of mortgages to certain borrowers.
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
Numerous pieces of legislation seeking various changes for government sponsored entities have been introduced in Congress to reform the U.S. housing finance market. Such proposed changes include among other things, changes designed to reduce government support for housing finance and the winding down of the federal conservatorship of Fannie Mae or

Freddie Mac over a period of years. Legislation, if enacted, or additional regulation which curtails Fannie Mae’s and/or Freddie Mac’s activities and/or results in the wind down of the federal conservatorship of these entities, could increase mortgage costs and could result in more stringent underwriting guidelines imposed by lenders or cause other disruptions in the mortgage industry. Any of the foregoing could have a material adverse effect on the housing market in general and our operations in particular.
The occurrence of natural or man-made disasters or pandemics could adversely affect our operations, results of operations and financial condition.
The occurrence of natural disasters, including hurricanes, floods, earthquakes, tsunamis, tornadoes, fires, explosions, pandemic disease, and man-made disasters, including acts of terrorism and military actions, could adversely affect our operations, results of operations or financial condition, even if home values and buyers’ access to financing has not been affected.
The introduction and integration of emerging technologies into the real estate industry and any delay or inability to successfully integrate such technologies into our business or the businesses of our real estate professionals could result in competitive harm.
The real estate brokerage industry is susceptible to disruption by emerging technologies, particularly AI and machine learning. Integrating such emerging technologies is vital for optimizing efficiency and reducing operational costs for real estate brokerages, professionals, and homebuyers. These tools have the potential to streamline operations, enhance client interactions, and provide insights derived from vast data sets. These emerging technologies may also allow for new industry entrants and new industry platforms that compete with existing industry brokerages, and agents and such new entrants and platforms could offer solutions that are more cost-effective, efficient, or user-friendly, and which may change broker, agent, and client expectations. Delays in embracing and integrating these AI-driven technologies could adversely impact existing industry participants. If we are unable to provide enhancements and new features and efficiencies for our existing offerings, or if we cannot innovate quickly enough to keep pace with these rapid technological developments, our business could be harmed.
Risks Related to Ownership of Our Common Stock
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board of director members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and other applicable securities rules and regulations. Compliance with these rules and regulations, even as a “smaller reporting company,” will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Significant resources and management oversight may be required to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to deploy more resources in the future, which will increase our costs and expenses.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

These new rules and regulations make it more expensive for us to obtain director and officer liability insurance, and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors also could make it more difficult for us to attract and retain qualified management and members of our board of directors (the “Board”), particularly to serve on our audit committee and compensation committee.
Because of our filing obligations, our business and financial condition is now more visible, which we believe may result in threatened or actual litigation, including by competitors. If such claims are successful, our business and operating results could be harmed. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially harm our business, operating results, and financial condition.
Our common stock price might fluctuate significantly, and the price of our common stock might be negatively impacted by factors which are unrelated to our operations.
Prior to our 2020 initial public offering, there was no market for shares of our common stock. An active trading market for our common stock might not be sustained, which could depress the market price of our common stock and affect your ability to sell our shares. The trading price of our common stock has ranged from $0.65 to $56.81 and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:
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
•large volumes of sales of our shares of common stock by existing shareholders; and
•general political and economic conditions.
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
Unless we consent to the selection of an alternative forum, our amended and restated bylaws provide that North Carolina state courts will be, to the fullest extent permitted by law, the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to the Company or its shareholders; any action asserting a claim against us arising pursuant to the North Carolina Business Corporation Act, or our articles of incorporation or bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Since the choice of forum provisions are only applicable to “the fullest extent permitted by law,” as provided in our bylaws, the provisions do not designate North Carolina courts as the exclusive forum for any derivative action or other claim for which the applicable statute creates exclusive jurisdiction in another forum. As such, the choice of forum provision does not apply to any actions arising under the Securities Act or the Exchange Act.

These choice of forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our bylaws inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.
Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our shareholders will not be able to receive a return on their shares unless they sell them.
We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of our Board, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors our Board considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them.
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
Joshua Harley, our Founder and former Chief Executive Officer, Marco Fregenal, our President and Chief Executive Officer, and Scott Flanders and Adam Rothstein, significant shareholders and directors, own a significant percentage of our stock, and as a result, they can take actions that may be adverse to the interests of the other shareholders and the trading price for our common stock may be depressed.
As of December 31, 2025, Joshua Harley, Marco Fregenal, Scott Flanders, and Adam Rothstein beneficially owned approximately 15.9%, 5.2%, 5.1% and 2.8% of our outstanding common stock, respectively. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling shareholders. The four shareholders voting together can significantly influence all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, acquisition, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Chief Executive Officer, Mr. Fregenal controls the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other shareholders.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
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
Risk Management and Strategy
We maintain robust cybersecurity protocols designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. The Audit Committee of the Board of Directors oversees management’s compliance with, and implementation of, the cybersecurity protocols and receives periodic updates on the Company’s cybersecurity risks. Our cybersecurity protocols and related processes are integrated into our overall enterprise risk management (ERM) process. We use the COSO Framework as a framework for our Cybersecurity Policy.
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
Governance
As of December 31, 2025, no risks from cybersecurity threats, including as a result of cybersecurity incidents we have experienced in the past, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Our Board of Directors is involved in the design, implementation, and evaluation of our cybersecurity protocols. Particularly, our Audit Committee receives regular and frequent reports on the existence of cybersecurity threats, and works with management to devise appropriate measures to mitigate risks.
Staying Updated with Cybersecurity
The Company goes through a quarterly systems penetration test, using an independent third-party vendor, to identify possible vulnerabilities in the system and recommendations to mitigate each vulnerability. With those recommendations, we schedule improvements and upgrades to resolve the vulnerabilities promptly.
Mitigation, System Recovery, Redundancy and Continuity
As a process of mitigation, redundancy, and recovery, we keep multiple temporal copies of our databases and code base in multiple places, both on cloud and offline. We have a completed automated system deploy, which allows us to "revive" our entire systems, via code (using a concept of infrastructure as code) in any cloud (or even physical servers) of our choice.
Item 2. Properties.
Our principal executive office is located at 2000 Regency Parkway Drive, Suite 300, Cary, North Carolina, 27518, where we lease approximately 28,700 square feet on a lease expiring in December 2028.
We also lease office space on a month-to-month lease at 24800 Chrisanta Drive, Suite 140, Mission Viejo, California, 92691. This office space is approximately 1,980 square feet and is primarily for our accounting team. We also lease small office spaces in the various regions in which we operate to comply with regulatory and licensing requirements within such jurisdictions and in some cases, to provide office space for our agents.
We do not own any real property and we believe that our leased facilities are suitable and adequate to meet current needs.
Item 3. Legal Proceedings.
From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include actions relating to employment law and misclassification of agents as independent contractors, intellectual property, commercial or contractual claims, brokerage or real estate disputes, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and various liabilities based upon conduct of individuals or entities, including agents and third-party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur.
In September 2024, Fathom Realty, a wholly-owned subsidiary of the Company, reached a nationwide settlement related to claims asserted in Burnett v. The National Association of Realtors, et al. As part of the settlement Fathom Realty paid $500,000 into a settlement fund on October 1, 2025, $500,000 on January 2, 2026, and will pay $1.95 million on or before October 1, 2026. The Company has included $2.45 million in other short-term liabilities in its balance sheet as of December 31, 2025. Fathom Realty has also agreed to adhere to the rule changes put forth by the NAR.
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
A fourth purported class action was filed against Fathom Realty, LLC and other real estate brokers on September 26, 2024 on behalf of buyers of residential property nationwide, and with an Illinois-specific sub-class. In the complaint, the Plaintiffs allege that Defendants conspired to raise buyer broker commissions in violation of Section 1 of the Sherman Act, the Illinois Antitrust Act, and the Illinois Consumer Fraud and Deceptive Business Practices Act. On December 16, 2024, the Company filed a Motion to Dismiss for Failure to State a Claim, and the plaintiffs filed an amended complaint in January 2025. The parties have agreed in principle to a settlement amount of $250,000, payable in three installments; however, the agreement remains subject to negotiation and execution of a mutually acceptable settlement agreement.
My Home Group ("MHG"), which the Company acquired in November 2024, is a defendant in an active lawsuit in the United States District Court for the District of Arizona, filed in January 2024. In September 2025, the plaintiff filed for preliminary approval of the settlement agreement. The Company estimates the total cost of the settlement to be approximately $1.0 million. The Company has included $0.5 million in accrued and other current liabilities and $0.5 million in other long-term liabilities in its balance sheet as of December 31, 2025.
Fathom Realty, LLC is a defendant in an active lawsuit filed in August 2024 in the United States District Court for the Southern District of Florida. In September 2025, the court granted preliminary approval of a settlement agreement. The Company estimates the total cost of the settlement to be approximately $1.0 million. The Company has included $1.0 million in accrued and other current liabilities in its balance sheet as of December 31, 2025.
On January 28, 2026 the Company received written notice from TotalBrokerage alleging that MHG failed to remit certain subscription fees due in January 2026 under the parties’ subscription agreement (the “Agreement”). The TotalBrokerage matter involves an alleged claim of approximately $1.0 million.
The Company is currently evaluating the claims asserted by TotalBrokerage and assessing its contractual rights and obligations under the Agreement. At this time, the Company cannot reasonably estimate the ultimate outcome of this matter or determine whether a loss contingency exists or the amount of any potential loss, if any. Accordingly, no accrual has been recorded as of December 31, 2025. The Company will continue to evaluate this matter and will record a liability in a future period if and when a loss becomes probable and reasonably estimable.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The information regarding our equity compensation plans required by this Item 5 is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters” contained in our proxy statement related to the 2026 Annual Meeting of Shareholders (the “Proxy Statement”).
Market Information
Our common stock trades on The Nasdaq Capital Market under the symbol “FTHM”.
Holders of Common Stock
As of December 31, 2025, we had approximately 704 shareholders of record of our common stock.
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
There were no equity repurchases for the year ended December 31, 2025. The approximate dollar value of shares that may yet be purchased pursuant to the repurchase program is $4.0 million. Management has no plans to repurchase additional shares at this time.
Item 6. [Reserved].

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
Overview
Fathom Holdings Inc. (the “Company,” “Our,” or “We”), headquartered in Cary, North Carolina, is a national, technology-driven, end-to-end real estate services company integrating residential brokerage, mortgage, title, and SaaS offerings for brokers and agents. Our primary business, Fathom Realty (as defined below), operates as a real estate brokerage company, working with real estate agents to help individuals purchase and sell residential and commercial properties, primarily in the South, Atlantic, Southwest, and Western parts of the United States, with the intention of expanding into all states.
Fathom Realty Holdings, LLC, a Texas limited liability company (“Fathom Realty”), is a wholly owned subsidiary of the Company. Fathom Realty owns 100% of 43 subsidiaries, each an LLC representing the state in which the entity operates (e.g. Fathom Realty NJ, LLC).
Company Acquisitions
In November 2024, the Company acquired My Home Group ("MHG"), a real estate brokerage business in Arizona for total consideration of approximately $4.2 million. The purchase price included initial cash consideration of approximately $0.3 million and 814,672 shares of the Company's common stock with an acquisition date fair value of $2.1 million. $1.0 million of additional consideration, subject to certain adjustments, as defined, was due within one year of the acquisition date; however, no payment was made as the applicable conditions for such consideration were not satisfied. Further, contingent consideration with an initial estimated present value of $0.7 million is due upon the occurrence of certain milestones. The Company will pay the contingent consideration, which may be paid in cash or shares of common stock at the Company’s discretion, equal to the amount by which MHG's net income exceeds defined thresholds during each fiscal year through December 31, 2027. The acquisition was accounted for as a business combination in accordance with ASC 805. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s consolidated balance sheet at their estimated fair values as of acquisition date, including current assets of $0.1 million and accounts payable and accrued liabilities of $0.2 million. The Company recorded finite-lived intangible assets of approximately $3.2 million and goodwill of approximately $1.4 million.
For the year ended December 31, 2025, MHG's revenue was $126.7 million. The related earnings do not have a material effect on the Company’s consolidated results of operations. Pro forma information has not been included as it is impracticable to obtain the information due to the lack of availability of historical GAAP financial data.
In October 2025, the Company acquired START Real Estate ("START"), a real estate brokerage business in the Colorado real estate market, for total consideration of approximately $1.2 million. The purchase price included initial cash consideration of approximately $0.2 million and 157,356 shares of the Company's common stock with an acquisition date fair value of $0.3 million. Contingent consideration with an initial estimated present value of $0.7 million is due upon the occurrence of certain milestones. The Company will pay the contingent consideration, which may be paid in cash or shares of common stock at the Company’s discretion, equal to the amount by which START's net income exceeds defined thresholds during each fiscal year through December 31, 2028. The acquisition was accounted for as a business combination in accordance with ASC 805. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s consolidated balance sheet at their estimated fair values as of acquisition date, including current assets of $0.04 million and accounts payable and accrued liabilities of $0.1 million. The Company recorded finite-lived intangible assets of approximately $0.8 million and goodwill of approximately $0.3 million. None of the goodwill is expected to be deductible for income tax purposes.
Financing Transactions

In December 2023, the Company completed an offering of common stock, which resulted in the issuance and sale by the Company of 2,450,000 shares at a public offering price of $2.00 per share, generating gross proceeds of approximately $4.9 million, of which the Company received approximately $4.2 million after deducting underwriting discounts and other offering costs.
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
In March 2025, the Company completed the March 2025 Offering, which resulted in the issuance and sale by the Company of 3,505,364 shares of common stock at an offering price of $0.68 per share and 832,639 shares of common stock at an offering price of $0.72 per share, generating gross proceeds of $3.0 million, of which the Company received total net proceeds of $2.9 million after deducting underwriting discounts and other offering costs. The Company issued and sold shares of its common stock to certain investors and members of the Company’s Board.
In September 2025, the Company completed the September 2025 Offering, which resulted in the issuance and sale by the Company of 3,450,000 shares of common stock at an offering price of $2.00 per share, generating gross proceeds of $6.9 million, of which the Company received total net proceeds of $6.5 million, after deducting underwriting discounts and other offering costs.
Market Conditions and Industry Trends
Our business depends on the economic conditions of the markets in which we operate. Changes in these conditions can impact our business. The economic conditions influencing the housing markets primarily include economic growth, interest rates, unemployment, consumer confidence, mortgage availability and supply and demand.
Demand for housing typically increases in periods of economic growth, resulting in higher home sales transactions and home sales prices. Similarly, a decline in economic growth, increasing interest rates and declining consumer confidence generally decreases demand. Additionally, regulations imposed by local, state and federal government agencies and geopolitical instability can negatively impact the housing markets in which we operate.
Due to rising inflation and increasing mortgage interest rates, the U.S. residential real estate market began a contraction trend in the second quarter of 2022. In 2023, existing home sales declined approximately 6.2% compared to the prior year and declined an additional approximately 0.7% in 2024. In 2025, existing home sales remained at historically subdued levels, totaling approximately 4.06 million units, representing little growth from 2024, one of the lowest annual transaction volumes recorded since 1995.
The Company believes that it is well-positioned for growth in all of its businesses in the current economic climate. We have a strong base of agent support, which should drive organic market share growth, retention and productivity. Additionally, we have an efficient operating model with lower fixed costs driven by our cloud-based model, with minimum brick-and-mortar locations.
Regardless of whether the housing market continues to slow or grow, we believe that we are positioned to leverage our low-cost, high-engagement model, affording agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to prosper in a series of fluctuations in economic activity.
National Housing Inventory
Throughout 2024 and continuing into 2025, historically elevated mortgage interest rates and high home prices contributed to subdued transaction activity and increased inventory levels. Construction of new homes also remained constrained due to elevated financing costs and continued challenges related to labor availability and material costs. According to the NAR, inventory of existing homes for sale in the United States was approximately 1.15 million units at the end of December 2024, compared to approximately 990,000 units at the end of December 2023. Inventory levels increased further during 2025 as transaction activity remained below long-term historical averages.
Mortgage Rates

Historically elevated mortgage interest rates are negatively impacting the demand for homebuying. Based on Freddie Mac data, the average rate for a 30-year, conventional fixed rate mortgage was 6.21% in December 2025 compared to 6.61% in December 2024. If inflation continues to lessen into 2026 as anticipated, mortgage rates should decline, which we expect to boost homebuyer demand and homebuilder sentiment. The NAR anticipates transactions to increase by 14% in 2026, from 4.06 million existing home sales in 2025 to 4.63 million existing home sales in 2026. According to the NAR, nationwide average sales price for existing homes in December 2025 (preliminary) was $405,400, up 0.4% from $403,700 in December 2024.
Rising Interest Rates, and Other Risks
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
In response to these macroeconomic and consumer demand developments, we adjusted our operations to manage our business towards longer-term profitability despite these adverse macroeconomic factors. Looking ahead, we remain focused on getting back to positive total company Adjusted EBITDA for the full year 2026.
On October 31, 2023, a federal jury in Missouri found that the NAR and certain companies conspired to artificially inflate brokerage commissions, which violates federal antitrust law. The judgment was appealed on October 31, 2023. Additionally, certain other brokerage defendants settled with the plaintiffs, including both monetary and non-monetary settlement terms. That same day, the NAR, EXP World Holdings, Inc., Compass, Inc., Redfin Corporation, Weichert Realtors, United Real Estate, Howard Hann Real Estate Services, and Douglas Elliman, Inc. were named as defendants in Gibson v. National Association of Realtors (U.S. District Court for the Western District of Missouri), alleging a similar fact pattern and antitrust violations. On or about March 15, 2024, NAR agreed to settle the Burnett Ruling, along with a sister litigation, by agreeing to pay $418 million over approximately four years, and changing certain of its rules surrounding agent commissions (the “NAR Settlement”). In November 2024, the NAR Settlement was granted over objections, which resolved the claims against the Company.
There could also be further changes in real estate industry practices. All of this has prompted discussion of changes to rules established by local or state real estate boards or multiple listing services. All of this may require changes to many brokers’ business models, including changes in agent and broker compensation. For example, many of our competitors may need to develop mechanisms that enable buyers and sellers to negotiate commissions. In contrast, our flat fee per real estate transaction model has always enabled our agents to negotiate their own fees. Our flat fee helps us avoid interfering with our agents' ability to negotiate commissions because we have no direct incentive to do so. Our flat fee per real estate transaction model enables our agents to freely settle their transaction commissions at their own discretion. The Company will continue to monitor ongoing and similar antitrust litigation against our competitors, however, as our agent compensation model fully supports commission negotiation, we do not expect to have to change our compensation model in a manner that would adversely affect our financial condition and results of operations. However, the litigation and its ramifications could cause unforeseen turmoil in our industry, the impacts of which could have a negative effect on us as an industry participant.
Real Estate Agents
Due to our low-overhead business model, we can offer our agents the ability to retain significantly more of their commissions compared to traditional real estate brokerage firms. We believe we offer our agents some of the best technology, training, and support available in the industry. We believe our business model and our focus on treating our agents well will attract more agents and higher-producing agents.
Fathom’s real estate agent licenses decreased 1.2% to approximately 14,135 agent licenses as of December 31, 2025, down from approximately 14,300 as of December 31, 2024.

Agent Equity Ownership
Beginning in January 2023, agents have been primarily able to earn stock grants in the form of stock units based on the achievement of agent referral metrics. These stock grants typically are granted quarterly and vest in two years. The Company discontinued this program during 2025, and no additional stock grants are expected to be issued under this program in the future.
Reportable Segments
The Company's Chief Executive Officer is its Chief Operating Decision Maker ("CODM"), who is responsible for evaluating the performance of the Company's operating segments and allocating resources. The Company identifies an operating segment as a component: (i) that engages in business activities from which it may earn revenues and incur expenses; (ii) that has available discrete financial information; and (iii) whose operating results are regularly reviewed by the CODM. The Company does not conduct business outside of the United States and no single customer accounts for more than 10% of total revenue in any reporting period.
Our CODM makes operating decisions and assesses performance based on the services of identified operating segments and has identified three operating and reportable segments: (1) Real Estate Brokerage, (2) Mortgage, and (3) Title. Through its Real Estate Brokerage segment, the Company provides real estate brokerage services. Through its Mortgage segment, the Company provides residential loan origination and underwriting services. Through its Title segment, the Company provides title insurance, escrow, and settlement services to facilitate residential real estate transactions.
The CODM reviews revenue and Adjusted EBITDA to evaluate financial performance of the reportable segments and to allocate resources. Adjusted EBITDA represents the revenues of the operating segment less operating expenses directly attributable to the respective operating segment. We define Adjusted EBITDA as net income (loss), excluding: (i) other income and expense, (ii) costs related to acquisitions, (iii) income taxes, (iv) depreciation and amortization, and (v) share-based compensation expense. In particular, the Company believes the exclusion of non-cash share-based compensation expense related to restricted stock awards and stock options and transaction-related costs provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. The Company’s presentation of Adjusted EBITDA might not be comparable to similar measures used by other companies. Refer to Note 17 – Segment Reporting for further information regarding the Company’s business segments.
Components of Our Results of Operations
Revenue
Our revenue primarily consists of commissions generated from real estate brokerage services. We also have other service revenue, including mortgage lending, title insurance, and SaaS revenues.
Gross Commission Income
We recognize commission-based revenue when a transaction closes, less the amount of any closing-cost reductions. Revenue is affected by the number of real estate transactions we close, the mix of transactions, home sale prices, and commission rates.
Other Service Revenue
Mortgage Lending Revenue
We recognize revenue streams for our mortgage lending services business which primarily consists of loans sold, origination and other fees.
The gain on the sale of mortgage loans represents the difference between the net sales proceeds and the carrying value of the mortgage loans sold and includes the servicing rights release premiums.
Servicing rights release premiums represent one-time fee revenues earned for transferring the risk and rewards of ownership of servicing rights to third parties.

Retail origination fees are principally revenues from loan originations and are recorded in the statement of operations in other service revenue. Direct loan origination costs and expenses associated with the loans are expensed when the loans are sold. Interest income is interest earned on originated loans prior to the sale of the asset.
Title Service Revenue
Title services revenue includes fees charged for title search and examination, property settlement and title insurance services provided in association with property acquisitions and refinance transactions.
SaaS Revenue
The Company generated revenue from subscription and services related to the use of the LiveBy platform. The SaaS contracts are generally annual contracts paid monthly in advance of service and cancellable upon 30 days’ notice after the first year. The Company’s subscription arrangements do not provide customers with the right to take possession of the software supporting the platform. Subscription revenue, which includes support, is recognized on a straight-line basis over the non-cancellable contractual term of the arrangement, generally beginning on the date that the Company’s service is made available to the customer and is recorded as other service revenue in the statement of operations. The Company sold LiveBy in November 2025.
Operating Expenses
Commission and service costs
Commission and service costs consist primarily of: agent commissions, less fees paid by the Company to agents; order fulfillment; share-based compensation for agents; title searches; and direct costs to fulfill the services provided for our brokerage, mortgage lending, title service, and other services provided.
Technology and development
Technology and development expenses primarily include personnel costs related to ongoing development and maintenance of proprietary software for use by our own agents, customers, and support staff. Such personnel costs including base pay, bonuses, benefits, and share-based compensation. Technology and development expenses also include amortization of capitalized software and development costs, data licenses, other software, and equipment costs, as well as infrastructure and operational expenses, such as, for data centers, communication, and hosted services.
General and administrative
General and administrative expenses consist primarily of fees for professional services and personnel costs, including base pay, bonuses, benefits, and share-based compensation. Professional services principally consist of external legal, audit, and tax services. In the short term, we expect general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and to meet the increased compliance requirements associated with operation as a public company. However, in the long term, we anticipate general and administrative expenses as a percentage of revenue to decrease over time, if and as revenue increases.
Marketing
Marketing expenses consist primarily of online and traditional advertising, as well as costs for marketing and promotional materials. Advertising costs are expensed as they are incurred. We expect marketing expenses to increase in absolute dollars as we continue to expand our advertising programs and promote our newly acquired business lines, but we anticipate marketing expenses as a percentage of revenue to decrease over time, if and as our revenue increases.

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
Income Taxes
In 2025, we recognized a U.S. federal and state income tax benefits for a portion of historical net losses. Previously, we had not recognized the tax benefits because of the uncertainty of realizing a future benefit from those items. As a result of certain acquisitions during the period ended December 31, 2022, we realized a portion of the pre-existing deferred tax assets due to the reversal of temporary book-tax differences. As of December 31, 2025, we had federal net operating loss carryforwards of approximately $59.2 million and state net operating loss carryforwards of approximately $33.5 million. Of the federal net operating losses $1.0 million are subject to expiration beginning in 2035 and $58.2 million carry forward indefinitely. State net operating losses will begin to expire, if not utilized, in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar state law provisions.
Results of Operations
Comparison of the Years Ended December 31, 2025, and 2024 (amounts in thousands)
Revenue

	Year Ended December 31,		Change
	2025	2024	Dollars	Percentage
Gross commission income	$398,767	$314,741	$84,026	26.7%
Other service revenue	21,710	20,443	1,267	6.2%
Revenue	$420,477	$335,184	$85,293	25.4%
For the year ended December 31, 2025, gross commission income increased by approximately $84.0 million, or 26.7%, as compared with the year ended December 31, 2024. This increase was primarily attributable to a 14.6% increase in transaction volume to approximately 42,405 real estate transactions from approximately 37,000 transactions in the prior year. Our transaction volume increased primarily due to the addition of My Home Group in November 2024. Average revenue per transaction increased by 7.9% to $9,404 for year ended December 31, 2025, compared to $8,712 for the year ended December 31, 2024.
For the year ended December 31, 2025, other service revenue was approximately $21.7 million, a 6.2% increase from 2024. This revenue increase is primarily attributable to an increase in mortgage loans and title service transaction volume, which were primarily attributable to organic growth and walkovers.
Operating Expenses

	Year Ended December 31,		Change
	2025	2024	Dollars	Percentage
Commission and service costs	$386,281	$306,913	$79,368	25.9%
General and administrative	33,058	33,573	(515)	(1.5%)
Marketing	5,157	5,796	(639)	(11.0%)
Technology and development	7,303	6,635	668	10.1%
Litigation contingency	2,027	3,491	(1,464)	(42%)
Depreciation and amortization	2,230	2,239	(9)	(0.4%)
Total operating expenses	$436,056	$358,647	$77,409	21.6%
For the year ended December 31, 2025, commission and service costs increased by approximately $79.4 million, or 25.9%, as compared with the year ended December 31, 2024. Commission and service costs primarily includes costs related to agent commissions, net of fees paid to us by our agents and commission costs for our mortgage and other ancillary business. These costs generally correlate with recognized revenues. As such, the increase in commission and service costs compared to the same period in 2024 was primarily due to an increase in agent commissions paid due to higher transaction volume.
For the year ended December 31, 2025, general and administrative expenses decreased by approximately $0.5 million, or 1.5%, as compared with the year ended December 31, 2024. This decrease is primarily due to a $3.0 million decrease in stock compensation expense, partially offset by an increase in compensation expense related to the Company's investment in growth.
For the year ended December 31, 2025, total marketing expenses decreased by approximately $0.6 million, or 11.0%, as compared with the year ended December 31, 2024. The decrease in marketing expenses is primarily due to the Company's reduced reliance on external marketing agencies.
For the year ended December 31, 2025, total technology and development expenses increased by approximately $0.7 million, or 10.1%, as compared with the year ended December 31, 2024. This increase is primarily due to our ongoing investment in the intelliAgent platform.
For the year ended December 31, 2025, total litigation contingency expenses decreased by approximately $1.5 million, or 41.9%, as compared with the year ended December 31, 2024. The decrease was due to reduced legal settlement fees being incurred in the current year, whereas the prior year included substantial legal costs associated with the NAR Settlement and related activities.
For the year ended December 31, 2025, depreciation and amortization expenses decreased by approximately $0.01 million, or 0.4%, as compared with the year ended December 31, 2024. The decrease was due to the absence of amortization related to our insurance business that we sold in May 2024.
Income Taxes
The Company recorded an income tax expense of $0.1 million and an income tax benefit of $1.0 million for the years ended December 31, 2025 and 2024, respectively. The tax benefit for the period ended December 31, 2025 primarily the result of the release of a portion of the valuation allowance against historical deferred tax assets. The Company maintains a valuation allowance on the remaining net deferred tax assets at year-end due to historical operating losses.

Liquidity and Capital Resources (amounts in thousands)
Capital Resources

	December 31, 2025	December 31, 2024	Change
			Dollars	Percentage
Current assets	$35,920	$24,956	$10,964	43.9%
Current liabilities	33,897	19,381	14,516	74.9%
Net working capital	$2,023	$5,575	$(3,552)	(63.7)%
To date, our principal sources of liquidity have been revenues and the net proceeds from public offerings and private sales of our common stock, as well as proceeds from loans. As of December 31, 2025, our cash totaled approximately $5.8 million, which represented a decrease of $1.4 million compared to December 31, 2024. As of December 31, 2025, we had net working capital of approximately $2.0 million, which represented a decrease of $3.6 million compared to December 31, 2024. In March 2026, the Company received $2.0 million in proceeds from a subordinated secured promissory note maturing in April 2027.
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
In March 2025, the Company completed an offering of common stock (the "March 2025 Offering"), which resulted in the issuance and sale by the Company of 3,505,364 and 832,639 shares of common stock, at a public offering price of $0.68 per share and $0.72 per share, respectively, generating gross proceeds of $3.0 million, of which the Company received approximately $2.9 million, after deducting underwriting discounts and other offering costs.
In September 2025, the Company completed an offering of common stock (the "September 2025 Offering"), which resulted in the issuance and sale by the Company of 3,450,000 shares of common stock at an offering price of $2.00 per share, generating gross proceeds of $6.9 million, of which the Company received total net proceeds of $6.5 million, after deducting underwriting discounts and other offering costs.
The Company had cash and cash equivalents of $5.8 million and $7.1 million as of December 31, 2025 and 2024, respectively. Management believes that existing cash along with its planned budget, the implementation of a $250 transaction fee for Fathom Realty transactions, an increase in monthly fees for MHG agents, growth from increasing attach rates across the Company’s businesses from internal referrals, ongoing expense reduction initiatives executed throughout 2025 and continuing in 2026, the ability to effectively manage working capital, and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements.
Our future capital requirements depend on many factors, including any future acquisitions, our level of investment in technology, and our rate of growth into new markets. Our capital requirements might also be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes, any of which could adversely affect the manner in which we currently operate. Additionally, we will continuously assess our liquidity needs as other world events, such as the ongoing conflict in Ukraine and in the Middle East, may impact the economy and our operations in new ways. In the event of a sustained market deterioration, we may need or seek advantageously to obtain additional funding through equity or debt financing, which might not be available on favorable terms or at all and could hinder our business and dilute our existing shareholders.

Cash Flows
Comparison of the Years Ended December 31, 2025 and 2024 (amounts in thousands)

	Year Ended December 31,		Change
	2025	2024	Dollars	Percentage
Net cash used in operating activities	$(20,536)	$(4,688)	$(15,848)	338%
Net cash provided by investing activities	$4,021	$3,302	$719	22%
Net cash provided by financing activities	$15,042	$1,236	$13,806	1117%
Cash Flows from Operating Activities
Net cash used in operating activities was approximately $20.5 million for the year ended December 31, 2025, compared to $4.7 million for the year ended December 31, 2024. The increase in cash used in operating activities was primarily driven by changes in mortgage activity, where originations of mortgage loans held for sale increased to $248.1 million compared to $234.0 million in 2024, while proceeds from sales and principal payments increased to $244.5 million from $243.8 million, resulting in a larger net cash outflow due to timing differences between loan originations and sales. Non-cash adjustments included $5.8 million of depreciation and amortization, and $3.7 million of stock-based compensation, partially offset by a $7.1 million gain on sale of mortgages. Changes in operating assets and liabilities also contributed to cash usage, primarily due to increases in prepaid and other current assets and accounts receivable, partially offset by increases in accounts payable and accrued liabilities.
Cash Flows from Investing Activities
Net cash provided by investing activities was approximately $4.0 million for the year ended December 31, 2025, compared to $3.3 million for the year ended December 31, 2024. Proceeds from the sale of multiple businesses were $7.1 million in 2025 compared to $7.4 million in 2024. Proceeds in 2025 were derived from multiple business dispositions, including the sale of the Company’s LiveBy business and the receipt of a second payment related to the prior-year sale of its insurance business. Proceeds in 2024 were primarily attributable to the sale of the Company’s insurance business. Purchases of intangible assets were $2.8 million in 2025 compared to $3.2 million in 2024, while cash used for acquisitions decreased to $0.2 million from $0.8 million in the prior year.
Cash Flows from Financing Activities
Net cash provided by financing activities was $15.0 million for the year ended December 31, 2025 compared to $1.2 million for the year ended December 31, 2024. The increase was primarily driven by $9.5 million of gross proceeds from public offerings of common stock in 2025, partially offset by $0.4 million of offering costs. Principal debt repayments were $4.6 million in 2025 compared to $0.6 million in 2024. In 2024, the Company received $5.7 million in debt proceeds, while no new debt was issued in 2025. Borrowings and repayments under warehouse lines of credit were $246.9 million and $236.3 million, respectively, in 2025, compared to $233.3 million and $237.1 million in 2024, reflecting an increase in transaction volume and timing of mortgage loan originations and sales.
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
We define the non-GAAP financial measure of Adjusted EBITDA as net income (loss), excluding other expense, income tax benefit, depreciation and amortization, share-based compensation expense, gain on sale of business benefit, and transaction-related cost.
We believe that Adjusted EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted EBITDA. In particular, we believe the exclusion of share-based compensation expense related to restricted stock awards and stock options and transaction-related costs associated with our acquisition activity provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. Adjusted EBITDA also excludes other income and expense, net, which primarily includes nonrecurring items, such as gain on debt extinguishment, gain on sale of business, severance costs, and non-cash items representing reserves on certain agent fee collection, if applicable.
We are presenting Adjusted EBITDA to assist investors in seeing our financial performance through the eyes of management, and because we believe this measure provides an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are limitations related to the use of Adjusted EBITDA compared to net income (loss), the closest comparable GAAP measure. Some of these limitations include:
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
•Adjusted EBITDA excludes the loss (gain) on the sale of the business, as this item is non-recurring and not indicative of the company’s core operating performance; and
•Adjusted EBITDA excludes litigation expenses, including expenses related to the NAR Settlement, which could continue to be significant recurring expenses in our business until any final settlements have been approved by a court.
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented (amounts in thousands):

	Year Ended December 31,
	2025	2024
Loss before income tax	$(20,222)	(22,599)
Loss (gain) on sale of business	922	(2,958)
Stock based compensation	3,704	8,839
Depreciation and amortization	5,847	5,423
Litigation contingency	2,027	3,491
Other expense, net	3,721	2,094
Adjusted EBITDA	$(4,001)	$(5,710)
Critical Accounting Estimates
Discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue, and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require the most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Goodwill
Goodwill is not amortized but is subject to impairment testing. We review goodwill for impairment on an annual basis in our fourth fiscal quarter or on an interim basis if an event occurs or circumstances change that indicate goodwill may be impaired. We assess goodwill for possible impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. No additional impairment steps are necessary if we qualitatively determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value. An impairment loss for goodwill would be recognized based on the difference between the carrying value and its estimated fair value, which would be determined based on either discounted future cash flows or another appropriate valuation method.
The evaluation of goodwill for impairment requires management to use significant judgments and estimates in accordance with GAAP, including, economic, industry and company-specific qualitative factors, projected future net sales, operating results and cash flows. Although we currently believe the estimates used in the evaluation of goodwill are reasonable, differences between actual and expected net sales, operating results and cash flows and/or changes in the discount rates used could cause these assets to be deemed impaired. If this were to occur, we would be required to record a non-cash charge to earnings for the write-down in the value of the goodwill, which could have a material adverse effect on our results of operations and financial position but not on our cash flows from operations.
To perform these assessments, we identified and analyzed macroeconomic conditions, industry and market conditions and Company-specific factors. As a result of the analysis performed, management believes the estimated fair values of the reporting units continue to exceed their carrying values and does not represent a more likely than not possibility of potential impairment. For further information on goodwill, see Note 4 - Goodwill.
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
The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and the selection of comparable companies. The estimated fair values reflected in the purchase accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements. For each business combination, the estimated fair value of identifiable intangible assets, primarily consisting of agent relationships, tradenames, customer relationships and technology, was determined using the relief-from-royalty and multi-period excess earnings methods. The most significant assumptions under these methods include the estimated remaining useful life, expected future revenue, annual agent revenue attrition, costs to develop new agents, charges for contributory assets, tax rate, discount rate and tax amortization benefit. Management has developed these assumptions based on historical knowledge of the business and projected financial information of the respective acquired company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.
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
Recent Accounting Standards
For information on recent accounting standards, see Note 2 - Summary of Significant Accounting Policies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.
FATHOM HOLDINGS INC.
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Fathom Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fathom Holdings Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill — Mortgage Reporting Unit — Refer to Note 4 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determined the fair value of its mortgage reporting unit using the discounted cash flow model and the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, profit margins, and discount rates. The determination of the fair value using the market approach requires management to make assumptions related to guideline public companies and selected revenue multiples. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $17.7 million as of December 31, 2025, of which $10.4 million is allocated to the mortgage reporting unit. The fair value of the mortgage reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
We identified goodwill for the mortgage reporting unit as a critical audit matter because of the significant judgments and assumptions management makes to estimate its fair value and the sensitivity of its operations to changes in demand. Auditing these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimate of the fair value of the mortgage reporting unit included the following, among others:
•We evaluated the reasonableness of management’s forecasted revenue and profit margins by comparing the forecasts to (1) historical results, (2) internal and external communications, and (3) analyst and industry reports for the Company and companies in its peer group.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and assumptions by:
◦Testing the source information underlying the determination of the valuation assumptions as well as the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and compared those to the valuation assumptions selected by management.
◦With respect to the revenue multiples, testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.
/s/ Deloitte & Touche LLP

Raleigh, North Carolina
March 30, 2026
We have served as the Company's auditor since 2021.

FATHOM HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,773	$7,127
Restricted cash	144	263
Accounts receivable	3,718	3,147
Other receivable-current	3,000	4,000
Mortgage loans held for sale, at fair value	15,479	4,772
Prepaid and other current assets	7,806	5,647
Total current assets	35,920	24,956
Property and equipment, net	1,606	1,854
Lease right of use assets	4,180	3,781
Intangible assets, net	18,576	20,234
Goodwill	17,668	21,498
Other receivable-long-term	—	3,000
Other assets	94	74
Total assets	$78,044	$75,397
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,649	$4,305
Accrued and other current liabilities	5,973	4,894
Warehouse lines of credit	15,106	4,556
Lease liability - current portion	1,663	1,237
Long-term debt - current portion	5,506	4,389
Total current liabilities	33,897	19,381
Lease liability, net of current portion	3,296	3,522
Long-term debt, net of current portion	80	5,087
Other long-term liabilities	3,332	2,726
Total liabilities	40,605	30,716
Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock (no par value, shares authorized, 100,000,000; shares issued and outstanding, 32,716,641 and 22,732,716 as of December 31, 2025 and 2024, respectively)	—	—
Additional paid-in capital	150,909	137,844
Accumulated deficit	(113,470)	(93,163)
Total shareholders’ equity	37,439	44,681
Total liabilities and shareholders’ equity	$78,044	$75,397
The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)

	Year Ended December 31,
	2025	2024
Revenue	$420,477	$335,184
Commission and service costs	386,281	306,913
General and administrative	33,058	33,573
Marketing	5,157	5,796
Technology and development	7,303	6,635
Litigation contingency	2,027	3,491
Depreciation and amortization	2,230	2,239
Loss from operations	(15,579)	(23,463)

Other expense (income), net
Loss (gain) on sale of business	922	(2,958)
Interest expense, net	594	537
Other nonoperating expense, net	3,127	1,557
Other (income) expense, net	4,643	(864)
Loss before income taxes	(20,222)	(22,599)
Income tax expense (benefit)	85	(1,022)
Net loss	$(20,307)	$(21,577)
Net loss per share:
Basic	$(0.72)	$(1.07)
Diluted	$(0.72)	$(1.07)
Weighted average common shares outstanding:
Basic	28,196,335	20,244,255
Diluted	28,196,335	20,244,255
The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024
(amounts in thousands except share data)

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2024	22,732,716	$—	$137,844	$(93,163)	$44,681
Stock-based compensation, net of forfeitures	2,038,566	—	3,704	—	3,704
Issuance of common stock for public offering	7,788,003	—	9,513	—	9,513
Issuance of common stock for purchase of business	157,356	—	300	—	300
Offering costs in connection with public offering	—	—	(387)	—	(387)
Other	—	—	(64)	—	(64)
Net loss	—	—	—	$(20,307)	(20,307)
Balance at December 31, 2025	32,716,641	$—	$150,909	$(113,470)	$37,439

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2023	20,671,515	$—	$126,820	$(71,586)	$55,234
Stock-based compensation, net of forfeitures	1,246,529	—	8,839	—	8,839
Offering costs in connection with public offering	—	—	(58)	—	(58)
Issuance of common stock for purchase of businesses	814,672	—	2,110	—	2,110
Other	—	—	132	—	132
Net loss	—	—	—	(21,577)	(21,577)
Balance at December 31, 2024	22,732,716	$—	$137,844	$(93,163)	$44,681
The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,307)	$(21,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,847	5,423
Loss (gain) on sale of business	922	(2,958)
Non-cash lease expense	1,423	2,067
Deferred financing costs amortization	29	100
Gain on sale of mortgages	(7,086)	(5,942)
Stock-based compensation	3,704	8,839
Deferred income taxes	3	(1,107)
Change in operating assets and liabilities:
Accounts receivable	(614)	113
Prepaid and other current assets	(1,516)	(1,872)
Other assets	(20)	(16)
Accounts payable	1,344	1,053
Accrued and other current liabilities	978	2,067
Operating lease liabilities	(1,622)	(2,268)
Other long-term liabilities	—	1,618
Mortgage loans held for sale originations	(248,081)	(233,979)
Proceeds from sale and principal payments on mortgage loans held for sale	244,460	243,751
Net cash used in operating activities	(20,536)	(4,688)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(121)	(51)
Purchase of intangible assets	(2,773)	(3,192)
Proceeds from sale of business	7,070	7,435
Other investing activities	—	(130)
Amounts paid for business and asset acquisitions, net of cash acquired	(155)	(760)
Net cash provided by investing activities	4,021	3,302
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(4,570)	(602)
Proceeds from debt	—	5,674
Borrowings from warehouse lines of credit	246,893	233,269
Repayment on warehouse lines of credit	(236,343)	(237,067)
Deferred acquisition consideration payments	(64)	—
Proceeds from other financing activities	—	20
Proceeds from the issuance of common stock in connection with a public offering	9,513	—
Payment of offering cost in connection with issuance of common stock in connection with public offering	(387)	(58)
Net cash provided by financing activities	15,042	1,236
Net decrease in cash, cash equivalents, and restricted cash	(1,473)	(150)
Cash, cash equivalents, and restricted cash at beginning of period	7,390	7,540
Cash, cash equivalents, and restricted cash at end of period	$5,917	$7,390
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$608	$299
Income taxes paid	68	2
Right of use assets obtained in exchange for new lease liabilities	1,822	2,031
Intangible assets acquired upon sale of business	4,031	—
Issuance of common stock for purchase of business	300	2,110
Reconciliation of cash and restricted cash:
Cash and cash equivalents	$5,773	$7,127
Restricted cash	144	263
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$5,917	$7,390
The accompanying notes are an integral part of these consolidated financial statements.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Nature of Operations
Fathom Holdings Inc. (“Fathom,” “Fathom Holdings,” and collectively with its consolidated subsidiaries and affiliates, the “Company”) is a national, technology-driven, real estate services platform integrating residential brokerage, mortgage, title, insurance services and supporting software called intelliAgent. The Company's brands include Fathom Realty, Encompass Lending, intelliAgent, Real Results, MHG, Verus Title and Cornerstone.
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
Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $20.3 million and $21.6 million for the years ended December 31, 2025 and 2024, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business organically and via acquisitions. The Company had cash and cash equivalents of $5.8 million and $7.1 million as of December 31, 2025 and 2024, respectively. The Company received $4.0 million in 2025 related to the sale of its insurance business, which was completed in May 2024. The Company expects to receive the remaining $3.0 million in May 2026. On April 7, 2025, the Company repaid its $3.5 million convertible note (the "2023 Note") in full. In March 2025, the Company completed a public offering of common stock (the "March 2025 Offering"), which resulted in the issuance and sale by the Company of 3,505,364 shares of common stock at an offering price of $0.68 per share and 832,639 shares of common stock at an offering price of $0.72 per share, generating gross proceeds of $3.0 million, of which the Company received total net proceeds of $2.9 million, after deducting underwriting discounts and other offering costs. In September 2025, the Company completed a public offering of common stock (the "September 2025 Offering"), which resulted in the issuance and sale by the Company of 3,450,000 shares of common stock at an offering price of $2.00 per share, generating gross proceeds of $6.9 million, of which the Company received total net proceeds of $6.5 million, after deducting underwriting discounts and other offering costs. The Company received $3.0 million in November 2025 related to the sale of its LiveBy business. In March 2026, the Company received $2.0 million in proceeds from a subordinated secured promissory note maturing in April 2027. The Company has short-term obligations totaling $8.7 million, consisting of a $5.0 million promissory note due in October 2025 and $3.7 million in liabilities related to legal settlements. In September 2024, the Company completed a private placement of senior secured convertible promissory notes with an aggregate principal amount of $5.0 million (the “2024 Notes”). The 2024 Notes were issued to an existing shareholder who beneficially owned more than 5% of the Company’s common stock and to the Chairman of the Company’s Board of Directors (the “2024 Offering”). The 2024 Notes mature in October 2026. Management believes that existing cash along with its planned budget, the implementation of a $250 transaction fee for Fathom Realty transactions, an increase in monthly fees for MHG agents, growth from increasing attach rates across the Company’s businesses from internal referrals, ongoing expense reduction initiatives executed throughout 2025 and so far in 2026, the ability to effectively manage working capital, and the expected ability to achieve sales volumes necessary to cover forecasted expenses, provide sufficient funding to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements.

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
Fair Value Measurements — FASB ASC 820, Fair Value Measurement, (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. The methodology establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:
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
The fair value of cash and cash equivalents, restricted cash, accounts receivable, other receivable-current, mortgage loans held for sale, prepaid and other current assets, accounts payable and accrued liabilities approximate their carrying value due to their short-term maturities. The current portion of long-term debt, warehouse line of credit, long-term debt, and lease liability are presented at their carrying value, which based on borrowing rates currently available to the Company for loans and leases with similar terms, approximate their fair values.
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
Agent Annual Fees Receivable - Agent annual fees receivable, net of estimated allowance for credit losses were approximately $6.0 million and $3.2 million as of December 31, 2025 and 2024, respectively, and are recorded in prepaid and other current assets on the consolidated balance sheet. The agent annual fees receivable represents the $700 fee that agents pay on their first sale or their one-year anniversary date, which is recognized as a reduction to cost of revenue ratably over the year in which the fee pertains. The Company estimates the allowance for credit losses based on historical write-off experience each period.
Property and Equipment — Property and equipment is stated at cost, less accumulated depreciation. Maintenance and repairs are expensed when incurred. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in current earnings.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Depreciation is calculated using the straight-line method in amounts considered to be sufficient to amortize the cost of the assets to operations over their estimated useful lives, as follows:

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
Business Combinations — The Company accounts for its business combinations under Accounting Standards Codification (“ASC”) Topic 805-10, Business Combinations (“ASC 805-10”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. For transactions that are business combinations, the Company evaluates the existence of goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.
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
Asset Acquisitions — The Company follows the guidance in ASC 805-10 for determining the appropriate accounting treatment for asset acquisitions. ASC 805-10 provides an initial fair value screen to determine if substantially all of the fair value of the assets acquired is concentrated in a single asset or group of similar assets. If the initial screening test is not met, the asset is considered a business based on whether there are inputs and substantive processes in place. We derive the accounting treatment based on the results of this analysis and conclusion on an acquisition’s classification of a business combination or an asset acquisition.

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
Intangible Assets, Net — Intangible assets, net consists of definite-lived intangibles and capitalized internal use software.
Definite-lived intangibles — The Company’s definite-lived intangible assets primarily consist of trade names, agent relationships, customer relationships, know-how and technology acquired as part of the Company’s business acquisitions. For definite-lived intangible assets, whenever impairment indicators are present, the Company reviews for impairment. The Company calculates the undiscounted value of the projected cash flows associated with the asset, or asset group, and compares this estimated amount to the carrying amount. If the carrying amount is found to be greater, the Company will record an impairment loss for the excess of book value over the fair value. In addition, in all cases of an impairment review, the Company will reevaluate the remaining useful lives of the assets and modify them, as appropriate. Currently, trade names, agent relationships, customer relationships, know-how and software development have a useful life estimated at ten years, seven years, eight years, five years and five years, respectively.
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
Capitalized software costs are amortized over the expected useful lives of the applicable software and such amortization is recorded in technology and development expense on the statement of operations. Currently, capitalized software costs for internal use have an estimated useful life of five years.
Estimated useful lives of website and software development activities are reviewed annually or whenever events or changes in circumstances indicate that intangible assets may be impaired and are adjusted as appropriate to reflect upcoming development activities that may include significant upgrades or enhancements to the existing functionality.
Goodwill - Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. Goodwill is assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and compare the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, then no impairment is recognized. If the carrying value recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill for the year ended December 31, 2025.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition — The Company applies ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), for revenue recognition. The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. To achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when a performance obligation is satisfied.
The Company has utilized the practical expedient in ASC 606 and elected not to capitalize contract costs for customer contracts with durations less than one year. The Company does not have significant remaining unfulfilled performance obligations or contract balances.
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
Mortgage Lending Revenue
The revenue streams for the Company’s mortgage lending services business primarily consist of gains and losses from loans sold, and origination and other fees. The majority of these revenue streams are exempted from ASC 606, as the scope of the standard does not apply to revenue on contracts accounted for under ASC 860 Transfers and Servicing. Origination and other fees are not specifically separable from actual mortgage loans.
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
SaaS Revenue
The Company generated revenue from subscription and services related to the use of the LiveBy platform. The SaaS contracts are generally annual contracts paid monthly in advance of service and cancellable upon 30 days’ notice after the first year. The Company’s subscription arrangements do not provide customers with the right to take possession of the software supporting the platform. Subscription revenue, which includes support, is recognized on a straight-line basis over the non-cancellable contractual term of the arrangement, generally beginning on the date that the Company’s service is made available to the customer, and recorded as other service revenue in the statement of operations. The Company sold LiveBy in November 2025.
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
General and Administrative - General and administrative expenses consist primarily of personnel costs, share-based compensation, and fees for professional services. Professional services principally consist of external legal, audit, and tax services.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Litigation Contingency - Litigation contingency expenses consist primarily of costs associated with legal settlements.
Marketing - Marketing expenses consist primarily of marketing and promotional materials. Marketing costs are expensed as incurred.
Leases - The Company categorizes leases as either operating or finance leases at their inception. On certain lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments.
Share-based Compensation - Share-based compensation for employees and non-employees is measured at the grant date based on the fair value of the award and is expensed over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are recognized when they occur. Fully vested restricted stock awards are measured at their grant date fair value.
Common Stock Warrant - The Company accounts for common stock warrants as either equity instruments or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), depending on the specific terms of the warrant agreement. If warrants are issued in exchange for services the Company evaluates whether they should be accounted for in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). Under ASC 718, the warrants are classified as a liability if (1) the underlying shares are classified as liabilities, or (2) the issuing entity can be required under any circumstances to settle the warrant by transferring cash or other assets. For additional discussion on warrants, see Note 11 – Equity-classified Warrants.
Derivative financial instruments — The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (“Interest Rate Lock Commitments”). Interest Rate Lock Commitments on loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees from potential borrowers, are recorded at fair value in derivative assets and liabilities, with changes in fair value recorded in the statement of operations in other service revenue. Fair value is based upon changes in the fair value of the underlying mortgages, estimated to be realized upon sale into the secondary market. Fair value estimates take into account Interest Rate Lock Commitments not expected to be exercised by customers.
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
The Company believes that it is currently more likely than not that its deferred tax assets will not be realized. Consequently, it has recorded a full valuation allowance for these assets. The Company evaluates the likelihood of the ability to realize deferred tax assets in future periods on a quarterly basis, and when appropriate evidence indicates it would release its valuation allowance accordingly. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and accumulated deficit, the Company provided a full valuation allowance against the U.S. tax assets resulting from the tax losses as of December 31, 2025 and 2024.
Recently Implemented Accounting Pronouncements

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In December 2023, the FASB issued ASU 2023‑09 - Income Taxes (Topic 740) ("ASU 2023-09"). ASU 2023-09 enhanced disclosures about the income tax rate reconciliation and income taxes paid. ASU 2023-09 is intended to improve the transparency and decision-usefulness of income tax disclosures for investors. The Company adopted ASU 2023‑09 on January 1, 2025, on a prospective basis, as required for public companies with fiscal years beginning after December 15, 2024. The adoption did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.
Recent Upcoming Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosure (Subtopic 220-40) ("ASU 2024-03"). ASU 2024-03 requires the disclosure of specified information about certain costs and expenses in the notes to the financial statements. Per the amendment, for each interim and annual reporting period, the reporting entity must 1) disclose the amounts of (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization and (v) depreciation, depletion, and amortization recognized as part of oil-and-gas producing activities; 2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; 3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and 4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This amendment is effective for all annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the effect ASU 2024-03 will have on its disclosures.
In September 2025, the FASB issued Accounting Standards Update ASU 2025-06 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 (i) eliminates references to discrete development “stages” in ASC 350-40, (ii) clarifies that internal-use software costs may be capitalized only when both of the following criteria are met: (a) management authorizes and commits to fund the project; and (b) it is probable that the project will be completed and the software will be used to perform the intended function (the “probable-to-complete” threshold), and (iii) introduces new guidance to evaluate whether there is significant development uncertainty (for example, where software features are novel, unproven, or performance requirements have not been identified or remain subject to substantial revision). ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027. The Company is currently evaluating the effect ASU 2025-06 will have on its consolidated financial statement and related disclosures.
Note 3. Acquisitions
Acquisition of My Home Group
In November 2024, the Company acquired My Home Group ("MHG"), a real estate brokerage business in the Arizona real estate market, for total consideration of approximately $4.2 million. The purchase price included initial cash consideration of approximately $0.3 million and 814,672 shares of common stock with an acquisition date fair value of $2.1 million. $1.0 million of additional consideration, subject to certain adjustments, as defined, is due within one year of the acquisition date; however, no payment was made as the applicable conditions for such consideration were not satisfied. Further, contingent consideration with an initial estimated present value of $0.7 million is due upon the occurrence of certain milestones. The Company will pay the contingent consideration, which may be paid in cash or shares of common stock at the Company’s discretion, equal to the amount by which MHG's net income exceeds defined thresholds during each fiscal year through December 31, 2027. The acquisition was accounted for as a business combination in accordance with ASC 805. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s consolidated balance sheet at their estimated fair values as of acquisition date, including current assets of $0.1 million and accounts payable and accrued liabilities of $0.2 million. The Company recorded finite-lived intangible assets of approximately $3.2 million and goodwill of approximately $1.4 million. None of the goodwill is expected to be deductible for income tax purposes.
For the year ended December 31, 2025, MHG revenue was $126.7 million. The related earnings do not have a material effect on the Company’s consolidated results of operations.
Acquisition of START Real Estate

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In October 2025, the Company acquired START Real Estate ("START"), a real estate brokerage business in the Colorado real estate market, for total consideration of approximately $1.2 million. The purchase price included initial cash consideration of approximately $0.2 million and 157,356 shares of the Company's common stock with an acquisition date fair value of $0.3 million. Contingent consideration with an initial estimated present value of $0.7 million is due upon the occurrence of certain milestones. The Company will pay the contingent consideration, which may be paid in cash or shares of common stock at the Company’s discretion, equal to the amount by which START's net income exceeds defined thresholds during each fiscal year through December 31, 2028. The acquisition was accounted for as a business combination in accordance with ASC 805. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s consolidated balance sheet at their estimated fair values as of acquisition date, including current assets of $0.04 million and accounts payable and accrued liabilities of $0.1 million. The Company recorded finite-lived intangible assets of approximately $0.8 million and goodwill of approximately $0.3 million. None of the goodwill is expected to be deductible for income tax purposes.
Note 4. Goodwill
The Company recorded goodwill in connection with the acquisitions: Verus, which the Company acquired in November 2020; Red Barn, E4:9, Epic and Woodhouse, which the Company acquired in 2021; My Home Group, which the Company acquired in November 2024; and START, which the Company acquired in October 2025. These acquisitions have been accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the total purchase price to the tangible and identifiable intangible assets acquired, and assumed liabilities based on their estimated fair values as of the acquisition date, as determined by management. The excess of the purchase price over the aggregate fair values of the identifiable assets was recorded as goodwill.
The change in goodwill within Other is a result of the sale of LiveBy in November 2025.
The Company no longer presents its Technology operations as a reportable segment. Changes in carrying value of goodwill by segment information has been recast to conform to the current period presentation to reflect the change in reportable segments. See Note 17 - Segment Reporting for more information.
The changes in carrying value of goodwill by segment as of December 31, 2025 are as noted in the table below (amounts in thousands):

	Real Estate Brokerage	Mortgage	Title	Other[1]	Total
Balance at December 31, 2024	$4,068	$10,428	$929	$6,073	$21,498
Goodwill acquired during the period	339	—	—	—	339
Goodwill disposed during the period	—	—	—	(4,168)	(4,168)
Balance at December 31, 2025	$4,407	$10,428	$929	$1,905	$17,668
(1) Other comprises goodwill not assigned to a reportable segment.
Note 5. Property and Equipment, Net
Property and equipment, net consisted of the following at the dates indicated (amounts in thousands):

	December 31,
	2025	2024
Computers and equipment	$784	$710
Furniture and fixtures	1,199	1,190
Leasehold improvements	1,689	1,689
Total property and equipment	3,672	3,589
Accumulated depreciation	(2,066)	(1,735)
Total property and equipment, net	$1,606	$1,854

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Depreciation expense for property and equipment was approximately $0.4 million for each of the years ended December 31, 2025 and 2024.
Note 6. Intangible Assets, Net
Intangible assets, net, consisted of the following at the dates indicated (amounts in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$4,256	$(1,881)	$2,375
Software development	14,027	(7,743)	6,284
Customer relationships	—	—	—
Agent relationships	10,033	(4,105)	5,928
Know-how	430	(405)	25
Data usage	4,031	(67)	3,964
	$32,777	$(14,201)	$18,576

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$5,226	$(1,841)	$3,385
Software development	17,371	(8,404)	8,967
Customer relationships	2,020	(723)	1,297
Agent relationships	9,235	(2,761)	6,474
Know-how	430	(319)	111
	$34,282	$(14,048)	$20,234
The decrease in intangible assets is due to the sale of LiveBy on November 28, 2025.
As of December 31, 2025, the estimated future amortization expense for definite-lived intangible assets will be (amounts in thousands):

Years Ended December 31,
2026	$5,014
2027	4,455
2028	3,514
2029	2,666
2030	2,054
Thereafter	873
Total	$18,576
Amortization expense for purchased and capitalized software included in technology and development expense was approximately $3.6 million and $3.2 million for the years ended December 31, 2025 and 2024, respectively.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Accrued and other Current Liabilities
Accrued and other current liabilities consisted of the following at the dates indicated (amount in thousands):

	December 31,
	2025	2024
Deferred annual fee	$681	$851
Due to sellers	936	1,328
Accrued compensation	901	818
Other accrued liabilities	3,455	1,897
Total accrued and other current liabilities	$5,973	$4,894
Note 8. Warehouse Lines of Credit
Encompass Lending Group (“Encompass”), a wholly owned subsidiary of the Company, uses line of credit facilities to temporarily finance mortgage loans pending their sale. The underlying warehouse lines of credit agreements, as described below, contain financial and other debt covenants.

	December 31, 2025
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
Bank A1	$8.0	$6.3	6.10%
Bank B2	$10.0	$2.3	6.46%
Bank C3	$10.0	$6.5	6.24%

	December 31, 2024
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted-Average Interest Rate on Outstanding Borrowings
Bank A1	$10.0	$2.5	6.84%
Bank B2	$10.0	$2.0	7.01%
(1) Bank A's interest on funds borrowed is equal to the greater of 5.50%, or the 30-Day Secured Overnight Financing Rate ("SOFR") plus 2.438%. The agreement ends on August 31, 2026. Encompass was in compliance with debt covenants under this facility as of December 31, 2025.
(2) Bank B's interest on funds borrowed is equal to the note rate. The agreement does not expire and can be canceled by either party at any time. As of December 31, 2025, Encompass was not in compliance with certain of these debt covenants under this facility related to earnings. Encompass has requested a waiver for the non-compliant covenant and expects to receive the waiver from the bank. If the Company is unable to obtain the covenant waiver, the bank would have the right to terminate the credit facility.

(3) Bank C's interest on funds borrowed is equal to the greater of 4.50% or the 1-month CME Term SOFR plus 2.40%. The agreement ends in May 2026. Encompass was in compliance with debt covenants under this facility as of December 31, 2025.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Debt
Long-term debt consisted of the following at the dates indicated (amounts in thousands):

	December 31, 2025	December 31, 2024
3.75% Small Business Administration installment loan due May 2050	$102	$109
Convertible note payable, less unamortized costs $29	5,000	8,471
Promissory note	53	226
Revolving credit line	—	197
Director and Officer (D&O) insurance policy promissory note[1]	102	135
Executive and Officer (E&O) insurance policy promissory note[2]	329	338
Total debt	5,586	9,476
Long-term debt, current portion	(5,506)	(4,389)
Long-term debt, net of current portion	$80	$5,087
(1) The 2025 D&O note carries a 7.80% interest rate and is payable quarterly with the last quarterly payment due in June 2026. The 2024 D&O note carried a 7.35% interest rate and final payment was made in August 2025.
(2) The October 2025 E&O note carries 12.25% interest rate and is payable monthly with the last monthly payment being due in August 2026. The October 2024 E&O note carried a 13.5% interest rate and final payment was made in August 2025.
Debt maturities and principal amortization of our consolidated existing debt as of December 31, 2025 for the next five years and thereafter are as follows (amounts in thousands):

Calendar Year	Amount
2026	$5,506
2027	—
2028	—
2029	—
2030	—
Thereafter	80
Total	$5,586

Promissory Note
In connection with the acquisition of My Home Group (“MHG”) in November 2024, the Company assumed a promissory note with a principal balance of $0.2 million, bearing an interest rate of 8.5% per annum. The note is payable in 20 equal installments of $13,413, with the final payment due in April 2026.
Revolving Credit Line
In connection with the acquisition of MHG in November 2024, the Company assumed a revolving credit line with an outstanding balance of $0.2 million, bearing an interest rate of 12% per annum. The final payment was made in December 2025.
Convertible Note Payable
In September 2024, the Company sold and issued senior secured convertible promissory notes in aggregate principal amount of $5.0 million (the "2024 Notes") to an existing shareholder, who beneficially owns more than 5% of Fathom's

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
common stock, and the chairman of the Company's Board of Directors in a private placement (the "2024 Offering"). The cash proceeds to the Company from the issuance of the 2024 Note were $4.9 million after deducting the 2024 Offering expense.
Beginning on September 25, 2024 quarterly interest payments are due in cash on the principal amount at a fluctuating equal to (i) the monthly average SOFR plus (ii) 4% per annum, subject to certain adjustments, with a minimum rate of 8%. The 2024 Notes have a conversion price of $4.25 per share of common stock, representing an initial conversion premium of approximately 85% above the last reported sale price of Fathom's common stock on September 26, 2024. The 2024 Notes mature on October 1, 2026, unless repurchased or converted in accordance with their terms prior to such date. The 2024 Notes may not be converted by either purchaser into shares of common stock if such conversion would result in the purchaser and its affiliates owning an aggregate of in excess of 19.99% of the then-outstanding shares of the Company’s common stock.
In connection with the 2024 Offering, the Company also entered into Security Agreements pursuant to which the 2024 Note is secured by all existing and future assets of the Company.
Note 10. Fair Value Measurements
FASB ASC 820, Fair Value Measurement, (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. The methodology establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:
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
In general, fair value is based upon quoted market prices. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value.
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

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:
•Agreed prices from Interest Rate Lock Commitments (“IRLC”);
•Trading prices for derivative hedges; and
•Closing prices at December 31, 2025 for derivative hedges.
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024, respectively (amounts in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$15,479	$—	$15,479
Derivative assets	—	—	41	41
Derivative liabilities	—	—	(57)	(57)
	$—	$15,479	$(16)	$15,463

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$4,772	$—	$4,772
Derivative assets	—	—	26	26
Derivative liabilities	—	—	—	—
	$—	$4,772	$26	$4,798
The Company enters into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specific period of time (generally between 30 and 90 days), with applicants who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs meet the definition of a derivative and are reflected on the consolidated balance sheets at fair value with changes in fair value recognized in other service revenue on the consolidated statements of operations. Unrealized gains and losses on the IRLCs, reflected as derivative assets and derivative liabilities, respectively, are measured based on the fair value of the underlying mortgage loan, quoted agency mortgage-backed security (“MBS”) prices, estimates of the fair value of the mortgage servicing rights and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The fair value of the forward loan sales commitment and mandatory delivery commitments being used to hedge the IRLCs and mortgage loans held for sale not committed to purchasers are based on quoted agency MBS prices.
Note 11. Shareholders’ Equity
On March 10, 2022, the Company’s Board of Directors authorized an expenditure of up to $10 million for the repurchase of shares of the Company’s common stock. The share repurchase program does not have a fixed expiration. Under the program, repurchases can be made using a variety of methods, including open market transactions, privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The repurchase program does not obligate the Company to acquire any shares and may be suspended or discontinued at any time at the Company’s discretion. There were no equity repurchases during the years ended December 31, 2025 or 2024. The approximate dollar value of shares that may yet be purchased pursuant to the repurchase program is $4.0 million.
The Company issued an equity-classified warrant issued to an underwriter in August 2020 (the “Underwriter Warrant”) to purchase 240,100 shares of common stock. The Underwriter Warrant had an exercise price of $11.00 per share and was exercisable at any time through August 4, 2025, at which time it expired unexercised.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2024, the Company issued shares of common stock as part of the purchase consideration in connection with the acquisition of MHG. Refer to Note 3 for additional information.
In March 2025, the Company completed the March 2025 Offering, which resulted in the issuance and sale by the Company of 3,505,364 shares of common stock at an offering price of $0.68 per share and 832,639 shares of common stock at an offering price of $0.72 per share, generating gross proceeds of $3.0 million, of which the Company received total net proceeds of $2.9 million, after deducting underwriting discounts and other offering costs. The Company issued and sold shares of its common stock to certain investors and members of the Company's Board.
In September 2025, the Company completed the September 2025 Offering, which resulted in the issuance and sale by the Company of 3,450,000 shares of common stock at an offering price of $2.00 per share, generating gross proceeds of $6.9 million, of which the Company received total net proceeds of $6.5 million, after deducting underwriting discounts and other offering costs.
Note 12. Stock-based Compensation
The Company’s 2017 Stock Plan (the “2017 Plan”) provides for granting stock options and restricted stock awards to employees, directors, contractors and consultants of the Company. A total of 3,182,335 shares of common stock are authorized to be issued pursuant to the 2017 Plan. As of December 31, 2025, there were 2,739,261 shares available for future grants under the 2017 Plan. Since August 2019, the Company has not granted, and in the future does not intend to grant, awards under the 2017 Stock Plan.
The Company’s 2019 Omnibus Stock Incentive Plan (the “2019 Plan”) provides for granting stock options and restricted stock awards to employees, directors, contractors and consultants of the Company. A total of 5,760,778 shares of common stock are authorized to be issued pursuant to the 2019 Plan. On August 19, 2024, the Company's shareholders approved an amendment to the 2019 Plan that increased the share reserve of the 2019 Plan by 1,600,000 shares from 5,760,778 shares to 7,360,778 shares. On August 20, 2025, the Company's shareholders approved an amendment to the 2019 Plan that increased the share reserve of the 2019 Plan by 1,300,000 shares from 7,360,778 to 8,660,778 shares.
As of December 31, 2025, there were 596,258 shares available for future grants under the 2019 Plan.
Restricted Stock Awards

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	1,766,417	$10.01
Granted	590,002	2.40
Vested	(1,535,536)	(9.33)
Forfeited	(274,230)	(7.97)
Nonvested at December 31, 2024	546,653	$4.72
Granted	—	—
Vested	(348,074)	4.59
Forfeited	(63,998)	8.95
Nonvested at December 31, 2025	134,581	$2.88
At December 31, 2025, the total unrecognized compensation related to unvested restricted stock awards granted was $0.2 million which the Company expects to recognize over a period of approximately 15 months.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	2,191,297	$4.94
Granted	2,049,983	2.02
Vested	(935,943)	(4.95)
Forfeited	(286,963)	(4.25)
Nonvested at December 31, 2024	3,018,374	$3.02
Granted	1,727,471	1.03
Vested	(2,168,287)	2.72
Forfeited	(529,468)	2.62
Nonvested at December 31, 2025	2,048,090	$1.36
During 2022, the Company commenced granting restricted stock units to employees and agents.
At December 31, 2025, the total unrecognized compensation related to unvested restricted stock units was granted was $1.4 million which the Company expects to recognize over a period of approximately 13 months.
Stock Option Awards
A summary of stock option activity under the 2017 Plan and 2019 Plan is as follows:

Stock Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2023	147,707	$11.87	9.32	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance at December 31, 2024	147,707	$11.87	9.32	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(103,711)	8.22	9.67	—
Balance at December 31, 2025	43,996	20.46	4.23	—
Options exercisable at December 31, 2025	43,996	$20.46	4.23	$—
There were no options granted in the year ended December 31, 2025. At December 31, 2025, all stock option awards were vested and all related compensation expense had been recognized.
Stock based compensation related to the Company’s 2019 Plan is reported within the consolidated statement of operations as follows (amounts in thousands):

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2025	2024
Commission and service costs	$1,724	$3,739
General and administrative	1,945	4,918
Marketing	35	182
Total stock-based compensation	$3,704	$8,839
The Company did not capitalize any stock-based compensation expense associated with the cost of developing software for internal use during the years ended December 31, 2025 and 2024.
Note 13. Leases
Operating Leases
The Company has operating leases primarily consisting of office space with remaining lease terms of 1 to 5 years, subject to certain renewal options as applicable.
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
Lease Costs
The table below presents certain information related to the lease costs for the Company’s operating leases for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2025	2024
Operating lease expense	$1,423	$2,067
Short-term lease expense	565	630
Total lease cost	$1,988	$2,697

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Lease Position as of December 31, 2025 and 2024
Right of use lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows (amounts in thousands):

	December 31,
	2025	2024
Assets
Lease right of use assets	$4,180	$3,781
Total lease assets	$4,180	$3,781

Liabilities
Current liabilities:
Lease liability - current portion	$1,663	$1,237
Noncurrent liabilities:
Lease liability, net of current portion	3,296	3,522
Total lease liability	$4,959	$4,759
Lease Terms and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of:

	December 31,
	2025	2024
Weighted average remaining lease term (in years) - operating leases	3.2	4.1
Weighted average discount rate - operating leases	8.33%	7.61%
Future Minimum Lease Payments
Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2025, for the following five fiscal years and thereafter were as follows (amounts in thousands):

Years Ended December 31,	Operating Leases
2026	$1,995
2027	1,822
2028	1,273
2029	184
2030	123
Thereafter	280
Total Minimum Lease Payments	5,677
Less effects of discounting	(718)
Present value of future minimum lease payments	$4,959
Note 14. Related Party Transactions
Effective May 3, 2024, the Company sold its wholly-owned insurance agency, Dagley Insurance Agency, to its original owner (for more information see Note 18 - Sale of Business.)

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
In September 2024, intelliAgent, a wholly owned subsidiary of the Company, purchased Hometown Heroes, LLC from Joshua Harley, the founder and former Chief Executive Officer of the Company, who is an employee of the Company and holds more than 15% of its outstanding stock. The purchase price was $500,000, of which $200,000 was paid at closing and the remaining balance was paid in five monthly installments of $60,000 beginning in October 2024 and ending in February 2025. The terms of the transaction were approved by the disinterested members of the Company's Board of Directors in accordance with related-party transaction policies of the Company.
We lease office space from entities affiliated with certain of our employees. We paid $0.1 million and $0.4 million in total rent expense under these leases for the years ended December 31, 2025 and 2024, respectively.
Included in marketing expense for each of the years ended December 31, 2025 and 2024 was approximately $0.1 million and $0.5 million, respectively, from related parties in exchange for the Company receiving marketing services.
In March 2025, the Company completed a $3.0 million offering of common stock, which resulted in the issuance and sale by the Company of 832,639 shares of common stock to members of its Board of Directors, at a public offering price of $0.72 per share, generating gross proceeds of $0.6 million, of which the Company received approximately $0.5 million, after deducting underwriting discounts and other offering costs.
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
The calculation of basic and diluted net loss per share attributable to common stock was as follows (amounts in thousands except share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss attributable to common stock—basic and diluted	$(20,307)	$(21,577)
Denominator:
Weighted- average basic and diluted shares outstanding	28,196,335	20,244,255

Net loss per share attributable to common stock—basic and diluted	$(0.72)	$(1.07)

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive.

	Year Ended December 31,
	2025	2024
Stock options	43,996	147,707
Non-vested restricted stock awards	134,581	546,653
Non-vested restricted stock units	2,048,090	3,018,374
Common stock warrants	—	240,100
Note 16. Income Taxes
The provision for income taxes consists of the following (amounts in thousands):

	December 31,
	2025	2024
Current provision:
Federal	$—	$—
State	91	85
Total current	91	85
Deferred expense (benefit):
Federal	45	(998)
State	(51)	(109)
Total deferred	(6)	(1,107)
Income tax expense (benefit)	$85	$(1,022)
A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate consists of the following (amounts in thousands):

	For the Years Ended December 31,
	2025		2024
Provision for federal income taxes at statutory rates	$(4,246)	21%	$(4,761)	21%
Provision for state income taxes, net of federal benefit*	31	—%	(19)	—%
Change in valuation allowance	2,479	(12)%	252	(1)%
Nondeductible expenses	0	—%	350	(2)%
Nondeductible book goodwill disposed	875	(4)%	0	—%
Nondeductible meals and entertainment	18	—%	0	—%
Other nondeductible expenses	1	—%	0	—%
Stock compensation adjustments	927	(5)%	3,287	(14)%
Other	—	—%	(131)	1%
Income tax expense (benefit)	$85	—%	$(1,022)	5%
Effective Tax Rate	(0.4)%		4.5%
*The jurisdiction that contributes to the majority of the tax effect in this category is Texas.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The tax effects of the temporary differences and carryforwards that give rise to the deferred tax assets consist of the following (amounts in thousands):

	December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforward	$13,682	$12,564
Property and equipment	167	139
Reserves	1,029	587
Share-based compensation	369	1,229
Interest expense carryforward	300	173
Research and development credits	35	35
Lease liability	1,151	1,095
Basis in partnership	13	2
Internally developed software	910	12
Charitable contributions carryover	34	34
Total deferred tax assets	17,690	15,870
Deferred tax liabilities
Intangibles	(580)	(1,512)
Right-of-Use assets	(970)	(870)
Prepaid expenses	(379)	(374)
Total deferred tax liabilities	(1,929)	(2,756)
Valuation allowance	(15,803)	(13,162)
Deferred tax liability, net	$(42)	$(48)
The income taxes paid (net of refunds) by jurisdiction are set forth below:

	Year Ended December 31,
	2025	2024
Federal	$—	$—
State*	68	2
Total	$68	$2
*For the year ended December 31, 2025, all income tax payments related to state income taxes. The majority of state income tax payments were made to the State of Texas.
As of December 31, 2025, and December 31, 2024, the Company had federal net operating loss carryforwards of approximately $59.2 million and $54.6 million and state net operating loss carryforwards of approximately $33.5 million and $28.9 million, respectively. Federal net operating losses in the amount of $58.2 million carryforward indefinitely; the remainder are subject to expiration beginning in 2035. Unused state net operating losses will begin to expire in 2032. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.
The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The adoption of this interpretation did not have any impact on the Company’s consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the years ended December 31, 2025 and 2024. Due to the Company's carryforward of net operating losses the statute of limitations remains open subsequent to and including the year ended December 31, 2015.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Our CODM makes operating decisions and assesses performance based on the services of identified operating segments and has identified three operating and reportable segments: Real Estate Brokerage; Mortgage; and Title. Through its Real Estate Brokerage segment, the Company provides real estate brokerage services. Through its Mortgage segment, the Company provides residential loan origination and underwriting services. Through its Title segment, the Company provides title insurance, escrow, and settlement services to facilitate residential real estate transactions. Beginning in the fourth quarter of 2025, the Company determined that its Title operations meet the quantitative thresholds under ASC 280, segment reporting, to be presented as a reportable segment. Following the sale of LiveBy in November 2025, the Company no longer presents its Technology operations as a reportable segment, as these activities no longer meet the quantitative thresholds or aggregation criteria for separate disclosure and are now managed and evaluated together with the Company’s other operating segments. Prior period segment information has been recast to conform to the current period presentation to reflect this change in reportable segments.
The CODM reviews revenue and Adjusted EBITDA to evaluate financial performance of the reportable segments and to allocate resources. Adjusted EBITDA represents the revenues of the operating segment less operating expenses directly attributable to the respective operating segment. Adjusted EBITDA is defined by us as net income (loss), excluding: (i) other income and expense, (ii) costs related to acquisitions, (iii) income taxes, (iv) depreciation and amortization, and (v) share-based compensation expense. In particular, the Company believes the exclusion of non-cash share-based compensation expense related to restricted stock awards and stock options and transaction-related costs provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. The Company’s presentation of Adjusted EBITDA might not be comparable to similar measures used by other companies.
The Company has determined that the main expenses regularly reviewed by the CODM in assessing segment performance are:
•Compensation Expense – Includes salaries and wages for personnel across the Real Estate Brokerage, Mortgage, Title, and Corporate and Other Services functions.
•Commission Expense – Includes commissions and related agent payments incurred in connection with revenue-generating transactions, across the Real Estate Brokerage, Mortgage, Title, and Corporate and Other Services functions.
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

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Key operating data for the reportable segments for the years ended December 31, 2025 and 2024 and are set forth in the tables below (amounts in thousands). The Company has included the results of the acquisitions from the acquisition date.

	For the Year Ended December 31, 2025
	Real Estate Brokerage	Mortgage	Title	Total
Revenue	$398,953	$12,813	$6,030	$417,796
Intersegment revenue	—	—	128	128
Total segment revenue	398,953	12,813	6,158	417,924
Corporate and other services (a)				4,342
Elimination of intersegment revenue				(1,789)
Total revenue				420,477
Less:
Commissions	381,445	3,704	949	386,098
Compensation	5,628	4,238	3,814	13,680
Other segment expenses	6,849	5,373	2,607	14,829
Adjusted EBITDA by segment	5,031	(502)	(1,212)	3,317
Corporate and other services (a) expenses				(7,318)
Total adjusted EBITDA				(4,001)
Loss (gain) on sale of business				(922)
Stock based compensation				(3,704)
Litigation contingency				(2,027)
Depreciation and amortization				(5,847)
Other expense (income), net				(3,721)
Other non-cash items and transactions costs				—
Loss before income tax				$(20,222)
(a) Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and other services line.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2024
	Real Estate Brokerage	Mortgage	Title	Total
Revenue	$314,741	$10,925	$4,424	$330,090
Intersegment revenue	—	—	112	112
Total segment revenue	314,741	10,925	4,536	330,202
Corporate and other services (a)				6,504
Elimination of intersegment revenue				(1,522)
Total revenue				335,184
Less:
Commissions	299,257	3,255	358	302,870
Compensation	3,594	3,297	2,387	9,278
Other segment expenses	8,725	5,857	2,309	16,891
Adjusted EBITDA by segment	3,165	(1,484)	(518)	1,163
Corporate and other services (a)				(6,873)
Total adjusted EBITDA				(5,710)
Loss (gain) on sale of business				2,958
Stock based compensation				(8,839)
Litigation contingency				(3,491)
Depreciation and amortization				(5,423)
Other expense (income), net				(2,094)
Other non-cash items and transactions costs				—
Loss before income tax				$(22,599)
(a)Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and other services line.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Sale of Business
On May 3, 2024, the Company completed the sale of its Dagley Insurance Agency operations (the "Dagley Disposal Group"), to its former owner. The Dagley Disposal Group had been included in the Company's Corporate and Other Services segment. The aggregate sales price was $15.0 million, excluding closing adjustments, of which approximately (i) $7.4 million, net of closing adjustments, was received by the Company in cash at closing, (ii) $4.0 million was received in cash on the first anniversary of the closing date, and (iii) $3.0 million will be received in cash on the second anniversary of the closing date (a short-term receivable). The total gain on the transaction was approximately $3.0 million, which is recorded in the Loss (gain) on sale of business in the consolidated statements of earnings.
The Dagley Disposal Group did not meet the requirements to be classified as discontinued operations, as the sale did not materially affect the Company's operations and did not represent a strategic shift for the Company. Our consolidated earnings from operations for the first four months of 2024 included net loss of approximately $0.3 million from the Dagley Disposal Group.
The major classes of divested assets and liabilities were as follows (amounts in thousands):

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

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On November 28, 2025, the Company completed the sale of its LiveBy business (the "LiveBy Disposal Group"), to a third party. The LiveBy Disposal Group had been included in the Company's Technology segment. The purchase price included cash of $3.0 million, excluding closing adjustments. The sale also provided the Company access to certain LiveBy technology products for a period of five years, commencing on the closing date, at no cost. The future use of LiveBy products was treated as non-cash consideration in the sale and measured at fair value using the income approach. The fair value was determined by estimating the discrete future cash flows attributable to the use of the products over the contractual term of five years, and discounting those cash flows to their present value using a risk-adjusted discount rate of 15.5%. The Company recognized an intangible asset of approximately $4.0 million related to the product usage which will be amortized over its 5 year contractual life. The total loss on the transaction was approximately $0.9 million, which is recorded in the Loss (gain) on sale of business in the consolidated statements of earnings.
The LiveBy Disposal Group did not meet the requirements to be classified as discontinued operations, as the sale did not materially affect the Company's operations and did not represent a strategic shift for the Company. Our consolidated earnings from operations for the first eleven months of 2025 included net loss of approximately $0.7 million from the LiveBy Disposal Group.
The major classes of divested assets and liabilities were as follows (amounts in thousands):

As of November 28, 2025
Assets divested
Accounts receivable, net	$52
Property and equipment, net	8
Intangible assets, net	3,765
Goodwill	4,168
Total assets divested	7,993

Liabilities divested
Deferred revenue	15
Total liabilities divested	15

Disposal group, net	$7,978

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 19. Commitments and Contingencies
Legal Proceedings
From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include actions relating to employment law and misclassification of agents as independent contractors, intellectual property, commercial or contractual claims, brokerage or real estate disputes, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and various liabilities based upon conduct of individuals or entities, including agents and third-party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur.
In September 2024, Fathom Realty, a wholly-owned subsidiary of the Company, reached a nationwide settlement related to claims asserted in Burnett v. The National Association of Realtors, et al. As part of the settlement, Fathom Realty paid $0.5 million into a settlement fund on October 1, 2025, $0.5 million on January 2, 2026, and is obligated to pay an additional $1.95 million on or before October 1, 2026. The Company has included $2.45 million in other short-term liabilities in its balance sheet as of December 31, 2025. Fathom Realty has also agreed to adhere to the rule changes put forth by the NAR.
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
A fourth purported class action was filed against Fathom Realty, LLC and other real estate brokers on September 26, 2024 on behalf of buyers of residential property nationwide, and with an Illinois-specific sub-class. In the complaint, the Plaintiffs allege that Defendants conspired to raise buyer broker commissions in violation of Section 1 of the Sherman Act, the Illinois Antitrust Act, and the Illinois Consumer Fraud and Deceptive Business Practices Act. On December 16, 2024, the Company filed a Motion to Dismiss for Failure to State a Claim, and the plaintiffs filed an amended complaint in January 2025. The parties have agreed in principle to a settlement amount of $250,000, payable in three installments; however, the agreement remains subject to negotiation and execution of a mutually acceptable settlement agreement.
My Home Group, which the Company acquired in November 2024, is a defendant in an active lawsuit in the United States District Court for the District of Arizona, filed in January 2024. In September 2025, the plaintiff filed for preliminary approval of the settlement agreement. The Company estimates the total cost of the settlement to be

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
approximately $1.0 million. The Company has included $0.5 million in accrued and other current liabilities and $0.5 million in other long-term liabilities in its balance sheet as of December 31, 2025.
Fathom Realty, LLC is a defendant in an active lawsuit filed in August 2024 in the United States District Court for the Southern District of Florida. In September 2025, the court granted preliminary approval of a settlement agreement. The Company estimates the total cost of the settlement to be approximately $1.0 million. The Company has included $1.0 million in accrued and other current liabilities in its balance sheet as of December 31, 2025.
On January 28, 2026 the Company received written notice from TotalBrokerage alleging that My Home Group (“MHG”) failed to remit certain subscription fees due in January 2026 under the parties’ subscription agreement (the “Agreement”). TotalBrokerage matter involves an alleged claim amount of approximately $1.0 million.
The Company is currently evaluating the claims asserted by TotalBrokerage and assessing its contractual rights and obligations under the Agreement. At this time, the Company cannot reasonably estimate the ultimate outcome of this matter or determine whether a loss contingency exists or the amount of any potential loss, if any. Accordingly, no accrual has been recorded as of December 31, 2025. The Company will continue to evaluate this matter and will record a liability in a future period if and when a loss becomes probable and reasonably estimable.
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
Assets in Escrow

In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheet at December 31, 2025, consistent with GAAP and industry practice. The balances amounted to $3.2 million and $1.9 million at December 31, 2025 and 2024, respectively.
Encompass Net Worth Requirements
To maintain approval from the U.S. Department of Housing and Urban Development to operate as a Title II non-supervised mortgagee, our indirect subsidiary, Encompass Lending Group, is required to maintain adjusted net worth of $1.0 million and must maintain liquid assets (cash, cash equivalents, or readily convertible instruments) of 20% of the required net worth. As of December 31, 2025, Encompass had adjusted net worth of approximately $2.3 million and liquid assets of $2.4 million.
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
Regulatory Commitments
Encompass is subject to periodic audits and examinations from various federal and state agencies, including those made as part of the regulatory oversight of mortgage origination, servicing and financing activities. Such audits and examinations could result in additional actions, penalties or fines by state or federal government bodies, regulators or the courts.

FATHOM HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 20. Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to December 31, 2025, through the date the consolidated financial statements were filed with the SEC.

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
As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our principal executive officer, our principal financial officer, and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2025, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective.
Based on his evaluation, our Chief Executive Officer, who is also our Chief Financial Officer, concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (the “2013 Framework”).
Based on this evaluation under the 2013 Framework, our Chief Executive Officer, President, and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of December 31, 2025. Based on this evaluation under the 2013 Framework, our Chief Executive Officer, who is also our President and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of December 31, 2025.

46

Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

A substantial portion of the compensation of our executive officers is awarded in the form of equity awards, which consist of restricted stock units and restricted stock awards. All of these awards vest based on continued service to the Company and over a vesting schedule. We believe equity-based compensation provides our executive officers with a direct interest in our long-term performance and creates an ownership culture that aligns interests between our executive officers and our shareholders. Following delivery of shares of our common stock under such equity awards, once any applicable time have been met, our executive officers from time to time may engage in the open-market sale of some of those shares for reasons such as satisfying vesting related income tax requirements, investment diversification, or other personal reasons.

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
47

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
(b)Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated November 4, 2020, by and among Fathom Holdings Inc., Verus Title Inc., and the sellers named therein.*	8-K	—	2.1	November 5, 2020

2.2	Agreement and Plan of Merger, dated April 7, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub C, Inc., LiveBy, Inc., the stockholders of LiveBy part hereto and Cory Scott, as stockholder representative. *	8-K	—	2.1	April 9, 2021

2.3	Agreement and Plan of Merger, dated April 13, 2021, by and among Fathom Holdings Inc., Fathom Merger Sub A, Inc., Fathom Merger Sub B, LLC, E4:9 Holdings, Inc., the stockholders named therein and Paul S. Marsh, as stockholder representative. *	8-K	—	2.1	April 14, 2021

2.4	Equity Purchase Agreement, dated as of May 3, 2024, by and among E4:9 Holdings, LLC, Dagley Insurance Agency, LLC, D6 Holdings, LLC and Nathan Dagley.	8-K	—	2.1	May 9, 2024

2.5	Sales Agreement, dated as of January 23, 2025, between Fathom Holdings Inc. and Roth Capital Partners, LLC.	8-K	—	2.1	January 23, 2025

2.6	Underwriting Agreement, dated September 19, 2025, by and among the Company, the Selling Shareholder named therein and Roth Capital Partners, LLC.	8-K	—	1.1	September 22, 2025

3.1	Restated Articles of Incorporation of Fathom Holdings Inc.	S-1	333-235972	3.1	January 17, 2020

3.1.1	Articles of Amendment to the Restated Articles of Incorporation of Fathom Holdings Inc., effective July 27, 2020.	8-K	—	3.1	August 4, 2020

3.2	Second Amended and Restated Bylaws of Fathom Holdings Inc.	S-1/A	333-235972	3.2	July 16, 2020

4.1	Underwriter Warrant issued August 4, 2020.	8-K	—	4.1	August 4, 2020

4.2	Description of Securities.	10-K	—	4.2	March 24, 2021

4.3	Form of Senior Secured Convertible Promissory Note.	8-K	—	4.1	April 14, 2023

4.4	Form of Senior Secured Convertible Promissory Note.	8-K	—	4.1	September 27, 2024

49

10.1	Fathom Holdings Inc. 2017 Stock Plan. #	8-K	—	10.1	August 4, 2020

10.2	Fathom Ventures, Inc. 2017 Stock Plan Form of Restricted Stock Award Agreement. #	S-1	333-235972	10.2	January 17, 2020

10.3	Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.2	August 4, 2020

10.3.1	Amendment to Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.1	October 20, 2021

10.3.2	Amendment to The Fathom Holdings Inc. 2019 Omnibus Stock Incentive Plan #	8-K	—	10.1	October 31, 2022

10.3.3	Third Amendment to the Company's 2019 Omnibus Stock Incentive Plan #	8-K	—	10.1	August 28, 2023

10.3.4	Fourth Amendment to the Company's 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.1	August 19, 2024

10.3.5	Fifth Amendment to the Company's 2019 Omnibus Stock Incentive Plan. #	8-K	—	10.1	August 21, 2025

10.4	Form of Fathom Agent Agreement. #	S-1	333-235972	10.7	January 17, 2020

10.5	Commercial Lease Agreement, dated October 12, 2015, by and between Powell Commonwealth Associates, LLC and Fathom Realty, LLC.	S-1	333-235972	10.8	January 17, 2020

10.6	Commercial Lease Agreement, entered into on November 21, 2017, by and between King Commercial Properties, LLC and Fathom Realty, LLC.	S-1	333-235972	10.9	January 17, 2020

10.7	Lease Agreement, dated October 1, 2015, by and between Henderson & Murphy LLC and Fathom Realty Holdings, LLC.	S-1	333-235972	10.10	January 17, 2020

10.8	Form of Securities Purchase Agreement.	8-K	—	10.1	April 14, 2023

10.9.1	Form of Securities Purchase Agreement.	8-K	—	10.1	September 27, 2024

10.9.2	Form of Security Agreement (2024).	8-K	—	10.2	September 27, 2024

10.9.3	Form of Subsidiary Guarantee (2024).	8-K	—	10.3	September 27, 2024

10.9.4	Form of Registration Rights Agreement.	8-K	—	10.4	September 27, 2024

10.9.5	Form of Amended and Restated Security Agreement.	8-K	—	10.5	September 27, 2024

10.9.6	Form of Amended and Restate Subsidiary Guarantee.	8-K	—	10.6	September 27, 2024

10.10	Employment Agreement, dated November 5, 2024, by and between Fathom Holdings Inc. and Joanne Zach.	8-K	—	10.1	November 7, 2024

10.11	Securities Purchase Agreement, dated as of March 10, 2025, by and between Fathom Holdings Inc. and the purchasers signatory thereto.	8-K	—	10.1	March 11, 2025

10.12	Employment Agreement, by and between Fathom Realty Holdings, LLC and Lori Muller.	8-K	—	10.1	February 12, 2026

10.13	Giuggio Separation Agreement.	8-K	—	10.2	February 12, 2026

19.1	Insider Trading Policy.	10-K	—	19.1	March 28, 2024

21.1	Fathom Holdings Inc. Subsidiaries.	—	—	—	Filed herewith

23.1	Consent of Deloitte & Touche LLP.	—	—	—	Filed herewith
50

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

99.7	Compensation Clawback Policy, dated November 30, 2023	10-K	—	19.1	March 28, 2024

101.INS	Inline XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File, formatted in inline XBRL (included in Exhibit 101).	—	—	—	Filed herewith
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

FATHOM HOLDINGS INC.

Date: March 30, 2026	By:	/s/ Marco Fregenal
Marco Fregenal
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marco Fregenal	President and Chief Executive Officer, Director	March 30, 2026
Marco Fregenal	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Scott Flanders	Director, Chair of the Board of Directors	March 30, 2026
Scott Flanders

/s/ David Hood	Director	March 30, 2026
David Hood

/s/ Stephen Murray	Director	March 30, 2026
Stephen Murray

/s/ Adam Rothstein	Director	March 30, 2026
Adam Rothstein

/s/ Jennifer Venable	Director	March 30, 2026
Jennifer Venable
52