Form 10-K/A
period 2025-12-31
Fathom Holdings Inc.
filed 2026-04-30
CIK 1753162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the registrant’s closing price of $1.24 as quoted on the NASDAQ Capital Market on June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $21,905,061. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 27, 2026, there were approximately 32,782,364 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Fathom Holdings Inc. (the “Company, “Fathom,” “we,” “us” or “our”) for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 30, 2026 (the “Original 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K. At the time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2026 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because the Company will not file the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required. Pursuant to Rule 12b-15 under the Exchange Act, this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.
As a result, Part III, Items 10-14 of the Company’s Original 10-K are hereby amended and restated in their entirety.
Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original 10-K, and such disclosure in, or exhibits to, the Original 10-K remain unchanged and speak as of the date of the filing of the Original 10-K. In particular, the Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Fathom Holdings Inc.
FORM 10-K/A
December 31, 2025

Page

PART III	1

Item 10. Directors, Executive Officers and Corporate Governance	1

Item 11. Executive Compensation	5

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	10

Item 13. Certain Relationships and Related Transactions, and Director Independence	12

Item 14. Principal Accountant Fees and Services	13

PART IV	15

Item 15. Exhibits and Financial Statement Schedules	15

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The Board currently consists of six members, each of whom serve for a one-year term or until a successor has been elected and qualified. Any vacancy caused by the cessation of a director’s service and any additional directorship resulting from an increase in the number of directors may be filled by the directors then in office or the shareholders (as provided in our bylaws). A director elected by the Board to fill a vacancy, including vacancies created by an increase in the number of directors, shall serve for the remainder of the year term and until the director’s successor is duly elected and qualified.

The name of and certain information regarding each current director as of April 24, 2026, is set forth below. This information is based on data furnished to us by the directors. The business address for each director for matters regarding our Company is 2000 Regency Parkway Drive, Suite 300, Cary, North Carolina 27518.

Name	Age	Director Since	Position with Fathom
Marco Fregenal	62	2019	President, Chief Executive Officer and Chief Financial Officer, Director
Scott N. Flanders	69	2022	Chairman, Director
David Hood	64	2019	Director
Stephen Murray	72	2023	Director
Adam Rothstein	54	2025	Director
Jennifer Venable	55	2019	Director

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

Scott N. Flanders

Scott Flanders has been independent Chair of our Board since November 2023. He served as Chief Executive Officer of eHealth, Inc. (NASDAQ: EHTH) from May 2016 to October 2021, including as a member of its board of directors from February 2008 to October 2021. From July 2009 to May 2016, he served as Chief Executive Officer of Playboy Enterprises, Inc., including as a member of its board of directors from July 2009 to December 2019. From January 2006 to June 2009, Mr. Flanders served as the President and Chief Executive Officer of Freedom Communications, Inc., including as a member of its board of directors from 2001 to 2009. From September 1999 to July 2005, he served as Chairman and Chief Executive Officer of Columbia House Company, which was acquired by Bertelsmann AG in July 2005. Mr. Flanders also currently serves on the board of directors of Fellow, Inc., a medical diagnostics business. He also served as Chairman of the board of Digital Media Solutions, Inc. (OTCMKTS:DMSL), a digital performance marketing provider, from June 2023 to February 2025, as well as a member of the investment committee of Flume Ventures, a venture capital fund based in Nevada. He also serves on the board of Ionic Digital, Inc. (OTCMKTS:IONI), a digital infrastructure and cryptocurrency mining company. Mr. Flanders received a B.A. degree in economics from the University of Colorado and a J.D. from Indiana University. He is also a Certified Public Accountant.

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

Adam Rothstein

Adam Rothstein is a venture investor specializing in tech, media, entertainment and medical technology. He is a Co-Founder and General Partner of Disruptive Technology Partners, an Israeli technology-focused, early-stage investment fund, along with Disruptive Growth, a collection of late-stage investment vehicles focused on Israeli technology, as well as the Disruptive Technologies Opportunity Fund. Mr. Rothstein is a venture partner at ReMY Investors & Consultants, LLC and is the Managing Member and Founder of two active venture vehicles: 1007 Mountain Drive Partners and 890 5th Avenue Partners, LLC. Mr. Rothstein is also the managing member of 177A Bleecker Street Partners, LLC and 1013 Parkthorne Avenue Partners, LLC. He also serves as a limited partner of 200 Park Avenue Partners, LLC. Currently, he holds board positions at numerous companies including Buzzfeed, Inc. (NASDAQ: BZFD), Reservoir Media, Inc. (NASDAQ: RSVR), Roth CH Acquisition Co., (USCTF), CoreMap Inc. and is the majority owner of the Spanish Football Team, CE Sabadell FC. With over 25 years of investment experience, Mr. Rothstein holds Board of Directors positions in several early and mid-stage technology and media companies, as well as remaining an Advisory Board Member Emeritus of the Leeds School of Business at the University of Colorado Boulder. Mr. Rothstein graduated summa cum laude with a Bachelor of Science in Economics from the Wharton School of Business at the University of Pennsylvania and has a Master of Philosophy (MPhil) in Finance from the University of Cambridge.
We believe Mr. Rothstein’s experience as an entrepreneur, digital technology executive and as a director and chair of multiple organizations qualify him to serve as one of our directors.

Jennifer B. Venable

Jennifer Venable served as Vice President and General Counsel at Capitol Broadcasting Company, Inc. from April 2013 to August 2025. From September 2009 to April 2013, Ms. Venable was General Counsel at Alfresco Software, Inc. Prior to that, Ms. Venable served as Commercial Counsel and as Senior Partner Manager of Red Hat, Inc. from September 2002 to July 2009 and as in-house counsel for an internet start-up and in private practice. Ms. Venable received her B.A. in Government and Sociology from The College of William and Mary and her J.D. from The University of North Carolina at Chapel Hill.

We believe Ms. Venable’s experience with complex legal issues, corporate governance, international business, and project management qualify her to serve as one of our directors.

Executive Officers

The information required by this Item concerning our executive officers is set forth at the end of Part I, Item 1 of the Original 10-K.

Committees of the Board of Directors

In August 2019, our Board adopted written charters for each of its permanent committees, all of which are available under the Investors—Governance section of our website at FathomRealty.com. The following table provides membership information of our directors on each permanent committee of our Board as of April 24, 2026.

	Audit Committee	Compensation Committee	Nominating & Corporate Governance Committee

Scott N. Flanders
Marco Fregenal
David Hood
Stephen Murray
Adam Rothstein
Jennifer Venable

= Committee Chair

= Member

Audit Committee

Our Audit Committee consists of Mr. Hood (Chair), Mr. Rothstein and Ms. Venable. Each of them satisfies the independence requirements of Rules 5605(a)(2) and 5605(c)(2) of the NASDAQ Stock Market listing rules and Section 10A(m)(13) of the Exchange Act. Our Audit Committee met four times during 2025. Our Audit Committee is responsible for, among other things:

•appointing, terminating, compensating, and overseeing the work of any accounting firm engaged to prepare or issue an audit report or other audit, review or attest services;
•reviewing and approving, in advance, all audit and non-audit services to be performed by the independent auditor, taking into consideration whether the independent auditor’s provision of non-audit services to us is compatible with maintaining the independent auditor’s independence;
•reviewing and discussing the adequacy and effectiveness of our accounting and financial reporting processes and controls and the audits of our financial statements;
•establishing and overseeing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential, anonymous submission by our employees regarding questionable accounting or auditing matters;
•investigating any matter brought to its attention within the scope of its duties and engaging independent counsel and other advisors as the Audit Committee deems necessary;
•determining compensation of the independent auditors and of advisors hired by the Audit Committee;
•reviewing and discussing with management and the independent auditor the annual and quarterly financial statements prior to their release;
•monitoring and evaluating the independent auditor’s qualifications, performance, and independence on an ongoing basis;
•reviewing reports to management prepared by the internal audit function, as well as management’s response;
•reviewing and assessing the adequacy of the formal written committee charter on an annual basis;
•reviewing and approving related-party transactions for potential conflict of interest situations on an ongoing basis; and
•handling such other matters that are specifically delegated to the Audit Committee by our Board from time to time.

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

Compensation Committee

Our Compensation Committee consists of Mr. Murray (Chair) and Messrs. Flanders and Rothstein, each of whom satisfy the independence requirements of Rules 5605(a)(2) and 5605(d)(2) of the NASDAQ Stock Market listing rules. Our Compensation Committee met two times during 2025. Our Compensation Committee is responsible for, among other things:

•reviewing and approving the compensation, employment agreements, severance arrangements, and other benefits of all of our executive officers and key employees;
•reviewing and approving, on an annual basis, the corporate goals and objectives relevant to the compensation of the executive officers, and evaluating their performance in light thereof;
•reviewing and making recommendations, on an annual basis, to our Board with respect to director compensation;
•reviewing any analysis or report on executive compensation required to be included in the annual proxy statement and periodic reports pursuant to applicable federal securities rules and regulations, and recommending the inclusion of such analysis or report in our proxy statement and periodic reports;
•reviewing and assessing, periodically, the adequacy of the formal written committee charter; and
•such other matters that are specifically delegated to the Compensation Committee by our Board from time to time.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Ms. Venable (Chair), and Messrs. Murray and Rothstein. Each of them satisfies the independence requirements of Rule 5605(a)(2) of the NASDAQ Stock Market listing rules. Our Nominating and Corporate Governance met three times during 2025. It is responsible for, among other things:

•identifying and screening candidates for the Board, and recommending nominees for election as directors;
•considering any director candidates recommended by the Company’s shareholders pursuant to the procedures set forth in the Company’s bylaws;
•establishing procedures to exercise oversight of the evaluation of the Board and management;
•developing and recommending to the Board a set of corporate governance guidelines, as well as reviewing these guidelines and recommending any changes to the Board;
•reviewing the size and composition of the Board and its committees, and recommending to the Board for its approval directors to serve as members of each committee, and where appropriate, making recommendations regarding the removal of any member of any committee;
•developing and reviewing our code of conduct, evaluating management’s communication of the importance of our code of conduct, and monitoring compliance with our code of conduct;
•developing and recommending to the Board annual management succession and career development plans with respect to the Company’s senior management;
•reviewing and assessing the adequacy of the formal written committee charter on an annual basis; and
•generally advising the Board on corporate governance and related matters.

Family Relationships

There is no family relationship between any director, executive officer or person nominated to become a director or executive officer of our Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our common stock or other equity securities to file with the SEC certain reports of ownership and reports of changes in ownership of our securities. Executive officers, directors, and shareholders who hold more than 10% of our outstanding registered common stock are required by the SEC to furnish us with copies of all required forms filed under Section 16(a). Based solely on a review of this information and written representations from these persons that no other reports were required, we believe that, during the prior fiscal year all of our executive officers, directors, and 10% shareholders complied with the filing requirements of Section 16(a) of the Exchange Act, except for the following: Marco Fregenal, who filed a Form 4 on December 30, 2025, to report a December 23, 2025 gift of the Company’s common stock, and a Form 4 on January 6, 2026 to report a grant of 42,078 shares of the Company’s common stock to him issued in lieu of his salary for the fourth quarter of 2025.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2025 and 2024 compensation awarded to, paid to, or earned by anyone serving as principal executive officer during the most recently completed fiscal year and our next two most highly compensated executive officers who were serving as executive officers during the year ended December 31, 2025 (the “Named Executive Officers”).

Our Named Executive Officers for these purposes were:

•Marco Fregenal, President, Chief Executive Officer and Chief Financial Officer (from January through October 2024, and then again from March 2025 through December 2025);
•Samantha Giuggio, Chief Broker Operations Officer; and
•Joanne Zach, Chief Financial Officer (from November 2024 until February 2025).

Name and Principal Position	Year	Salary(1)		Cash Bonus		Stock Awards(2)		All Other Compensation		Total
Marco Fregenal(3)	2025	$421,538	(4)	$-	(5)	$274,704	(5)	$5,509	(6)	$701,751
Chief Executive Officer, Chief Financial Officer and Principal Executive Officer and Principal Financial Officer	2024	$400,000	(6)	$-	(5)	$956,358	(5)	$14,596	(6)	$1,370,955
Samantha Giuggio	2025	$274,999		$-		$34,971		$20,811	(7)	$330,781
Chief Broker Operations Officer	2024	$251,625		$60,000		$101,722		$28,084	(7)	$441,431
Joanne Zach(8)	2025	$74,423	(9)	$-		$121,647		$310,927	(10)	$506,997
Chief Financial Officer, Principal Financial Officer	2024	$335,250	(9)	$100,000		$89,948		$9,518	(10)	$534,717

(1)	Reflects base salary earned during the fiscal year covered.
(2)	Represents the aggregated grant date fair value of restricted stock awards computed in accordance with ASC 718, Compensation – Stock Compensation.
(3)
Mr. Fregenal served as the Company’s principal financial officer until the appointment of Ms. Zach to that role on November 5, 2024, and then again following Ms. Zach’s departure from that role on February 26, 2025.

(4)	During 2025, Mr. Fregenal voluntarily reduced his base cash salary of $500,000 from January through mid-July and for November and December and elected to receive the balance of his base salary in restricted stock awards.
(5)	During 2025 and 2024, Mr. Fregenal voluntarily received the value of his cash bonus in restricted stock unit awards and restricted stock awards, respectively.
(6)	During 2025 and 2024, includes $5,509 and $14,596 in medical insurance premiums, respectively.
(7)	During 2025, includes $7,324 in medical insurance premiums and $13,487 attributable to an automobile allowance. During 2024, included $14,596 in medical insurance premiums and $13,488 to an automobile allowance.
(8)	Ms. Zach served as the Company’s principal financial officer from November 5, 2024 until February 26, 2025.
(9)
For 2025, includes Ms. Zach’s salary until her separation from the Company on February 26, 2025. For 2024, includes Ms. Zach’s 2024 salary related to her employment as the Company’s Senior Vice President of Finance prior to her appointment as Chief Financial Officer, effective November 5, 2024.

(10)	During 2025, includes $588 in medical insurance premiums, $306,346 in severance payment, and $3,993 representing payments made for accrued vacation. In 2024, includes $9,518 in medical insurance premiums.

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

On February 26, 2025, Ms. Zach separated from the Company. Following her departure, Marco Fregenal, the Company’s President and Chief Executive Officer, assumed the role of the Company’s principal financial officer and principal accounting officer. Pursuant to a separation and release agreement made by and between Ms. Zach and the Company (the “Zach Separation Agreement”), Ms. Zach was eligible to receive severance payments totaling approximately $311,538, which was paid by the Company in eight equal monthly installments. Further, the vesting of Ms. Zach’s outstanding equity awards accelerated pursuant to the Zach Separation Agreement in exchange for Ms. Zach releasing the Company from all claims.
Annual Base Salary

Base salaries for our Named Executive Officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent. The following table presents the annual base salaries for each of our Named Executive Officers for 2025, as determined by the non-employee members of the Board.

Name	2025 Base Salary
Marco Fregenal	$500,000
Samantha Giuggio	$275,000
Joanne Zach	$450,000	(1)

(1)Ms. Zach left the Company on February 26, 2025. The salary listed above represents her annualized base salary in effect prior to her separation. For the year ended December 31, 2025, the actual salary Ms. Zach received was $74,423. Please see above under the heading “Employment Agreements” for a description of her employment agreement.

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

Other Compensation

Our Named Executive Officers did not participate in, or otherwise receive any benefits under, any pension or deferred compensation plan sponsored by us during 2025 or 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table shows for the fiscal year ended December 31, 2025, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers.

Name	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Marco Fregenal	133,337	(1)	$134,670	(2)
Samantha Giuggio	4,634	(3)	$4,680	(2)
Joanne Zach	-		-

(1)	Consists of 133,337 restricted stock units (“RSUs”) that vest in two equal annual installments on the second and third anniversary of the initial grant date, November 15, 2024.
(2)	Calculated assuming a price of $1.01 per share, which was the closing price of our common stock on December 31, 2025, the last trading day of that fiscal year.
(3)	Consists of 4,634 RSUs that have a 2-year cliff vest of the initial grant date, April 1, 2024.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

While we do not have a formal written policy in place with regard to the timing of awards of options or similar awards in relation to the disclosure of material nonpublic information, our equity awards are generally granted on fixed dates determined in advance. On limited occasions, our Board (or Compensation Committee, as appropriate) may grant equity awards outside of our annual grant cycle for new hires, promotions, recognition, retention or other purposes.

Our Board’s general practice, and its practice for fiscal year 2025, has been to complete its annual executive compensation review and determine performance goals and target compensation for our executives, which coincides with the Company’s regularly scheduled Board meetings; then equity awards are generally granted with an effective date during the Company’s next open trading window.

The Compensation Committee approves all equity award grants on or before the grant date and does not grant equity awards in anticipation of the release of material nonpublic information. Similarly, the Compensation Committee does not time the release of material nonpublic information based on equity award grant dates.

Director Compensation

Our directors who are employed by us do not receive any additional compensation for serving on our Board, and our non-employee directors receive cash and equity compensation as described below.

During our fiscal year ended December 31, 2025, each non-employee director received an annual retainer of $50,000 per year in cash compensation, as well as $100,000 in one-year time-vesting stock options. In January 2024, our Compensation Committee approved annual fees for the independent Chair of the Board of $85,000. In May 2025, our Compensation Committee approved the fees discussed below for the members of the Strategy and Innovation Committee, effective retroactively to its formation on March 12, 2025.

In addition, we paid the Audit, Compensation, Nominating and Corporate Governance, and Strategy and Innovation Committee chairs the following cash fees for serving in such position:

Compensation Committee Chair

$15,000 per year in cash, paid quarterly

Audit Committee Chair

$30,000 per year in cash, paid quarterly

Nominating and Corporate Governance Committee Chair

$15,000 per year in cash, paid quarterly

Strategy & Innovation Committee

$30,000 per year in cash, paid quarterly

The Company will also pay the audit, compensation, nominating and corporate governance, and strategy and innovation committee members the following cash fees for serving in such position:

Compensation Committee Member

$7,500 per year in cash, paid quarterly

Audit Committee Member

$10,000 per year in cash, paid quarterly

Nominating and Corporate Governance Committee Member

$5,000 per year in cash, paid quarterly

Strategy & Innovation Committee

$10,000 per year in cash, paid quarterly

We cover the travel costs for Board members to attend four in-person Board meetings a year, or any additional in-person Board meetings duly called.

The following table sets forth the total compensation paid to each of our non-employee directors serving in 2025.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)(1)(2)(3)	Total ($)
Scott N. Flanders	$111,250	$-	$100,000	$211,250
Ravila Gupta(4)	$71,087	$-	$—	$71,087
David C. Hood	$80,000	$-	$100,000	$180,000
Stephen Murray	$69,586	$-	$100,000	$169,586
Adam Rothstein	$54,583	$-	$100,000	$154,583
Jennifer Venable	$75,836	$-	$100,000	$175,836

(1)	The amounts shown in this column represent the aggregate grant date fair value of restricted stock units (“RSUs”) computed in accordance with ASC 718, Compensation — Stock Compensation. The amount represents the grant date fair value of the RSUs granted.
(2)	On August 20, 2025, Mr. Flanders, Mr. Hood, Mr. Murray, Mr. Rothstein and Ms. Venable received 82,645 restricted stock units that vest in full on August 19, 2026.
(3)	At December 31, 2025, Ms. Venable had 22,148 options outstanding, all of which were exercisable. Mr. Hood had 18,337 options outstanding, all of which were exercisable. Mr. Flanders had 13,078 options outstanding, all of which were exercisable. Ms. Gupta had 15,351 options outstanding, all of which were exercisable.
(4)	Ms. Gupta served as a member of the Board until the Company’s 2025 Annual Meeting, when she did not stand for re-election. As a result, the total compensation paid to her by the Company was related to her service on the Board from January 1, 2025 through August 19, 2025.

Mr. Fregenal is a named executive officer who also served as a director during 2025, but he did not receive additional compensation for service provided as a director in 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 24, 2026 unless otherwise noted below for the following:

•each person or entity known to own beneficially more than 5% of our outstanding common stock;
•each of our Named Executive Officers;
•each director; and
•all current directors and executive officers as a group.

Applicable percentage ownership is based on 32,782,364 shares of our common stock outstanding as of March 27, 2026, unless otherwise noted below, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable or exercisable within 60 days after April 24, 2026 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed shareholder is c/o Fathom Holdings Inc., 2000 Regency Parkway Drive, Suite 300, Cary, North Carolina 27518.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Directors and Named Executive Officers
Scott N. Flanders(1)	1,597,074	4.9%
Marco Fregenal(2)	1,286,366	3.9%
Adam Rothstein(3)	830,401	2.5%
Stephen H. Murray(3)	266,500	*
Joanne Zach	235,977	*
Samantha Giuggio(4)	107,967	*
David Hood(5)	101,690	*
Jennifer Venable(6)	91,787	*
All current directors and executive officers as a group (8 individuals)	4,517,762	13.8%
Other 5% Shareholders
Joshua Harley(7)	5,551,816	16.9%
Prometheus Foundation(8)	2,117,824	6.5%

*	Represent beneficial ownership of less than 1% of the shares of common stock outstanding.

(1)	Includes 90,000 shares held by trust for Mr. Flanders’ grandchildren in which Mr. Flanders has voting control and 13,078 shares underlying fully vested stock options. Excludes 82,645 restricted stock units that do not vest until August 19, 2026.
(2)	Does not include 133,337 shares that are restricted and vest on the second and third anniversary of November 15, 2024. Also does not include 150,000 shares held by a trust for the benefit of Mr. Fregenal’s children, for which Mr. Fregenal’s wife is trustee of the trust, and 5,056 shares of stock held by Mr. Fregenal’s wife; the reporting person disclaims beneficial ownership of these securities.
(3)	Excludes 82,645 restricted stock units that do not vest until August 19, 2026.
(4)	Includes 5,424 shares owned by Ms. Giuggio's husband.
(5)	Includes 18,337 shares underlying fully vested stock options. Excludes 82,645 restricted stock units that do not vested until August 19, 2026.
(6)	Includes 22,148 shares underlying fully vested stock options. Excludes 82,645 restricted stock units that do not vest until August 19, 2026.
(7)
Includes an aggregate of 1,700,000 shares held by three trusts for which Mr. Harley serves as a trustee and one of which he is a beneficiary. Also includes 10,346 shares held in trust for Mr. Harley’s daughter in which Mr. Harley has voting control, 363,032 shares that are held in trust for Mr. Harley’s wife in which Mr. Harley has voting control, and 343,032 shares that are held in trust for Mr. Harley’s brother-in-law in which Mr. Harley has voting control.

(8)	Based on a Schedule 13D filed with the SEC on March 24, 2025. Prometheus Foundation ("PF"), and its treasurer, Leonard Esmond ("Esmond"); ReMY Capital Partners III, L.P. ("ReMY"), and its general partner, ReMY Holdings, Inc. ("GP") and its president, Mark S. Siegel ("President"); and Adam Rothstein ("Rothstein", and collectively, with PF, Esmond and ReMY, its GP and President, the "Reporting Persons"). The address of PF is 23901 Calabasas Road, #1010, Calabasas, CA 91302.

Equity Incentive Plans

The following table sets forth the indicated information as of December 31, 2025 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2017 Stock Plan	20,156	$4.71	2,739,261
2019 Omnibus Stock Incentive Plan	23,480	$33.77	596,528
Total	43,996	$20.46	3,335,789

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions since January 1, 2024 to which we were a party and in which (i) the amount involved exceeded or will exceed the lesser of (A) $120,000 or (B) one percent of our average total assets at year-end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our common stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive Compensation.”

Sale of Dagley Insurance Agency

On May 3, 2024, the Company completed the sale of its Dagley Insurance Agency operations (the “Dagley Disposal Group”) to Nathan Dagley, its former owner. The aggregate sales price was $15.0 million, excluding closing adjustments, of which approximately (i) $7.4 million, net of closing adjustments, was received by the Company in cash at closing, (ii) $4.0 million was received in cash on the first anniversary of the closing date, and (iii) $3.0 million will be received in cash on the second anniversary of the closing date.

September 2024 Note Financing

In September 2024, the Company sold and issued senior secured convertible promissory notes in aggregate principal amount of $5.0 million (the “2024 Notes”) to an existing shareholder, who beneficially owns more than 5% of Fathom's common stock, and the chairman of the Board in a private placement. The cash proceeds to the Company from the issuance of the 2024 Notes were $4.9 million after deducting the offering expenses.

Acquisition of Hometown Heroes, LLC

In September 2024, IntelliAgent, a wholly owned subsidiary of the Company, purchased Hometown Heroes, LLC from Joshua Harley, the founder and former Chief Executive Officer of the Company, who is an employee of the Company and holds greater than 16.0% of its outstanding stock. The purchase price was $500,000, of which $200,000 was paid at closing with the remaining balance paid in five monthly installments of $60,000 beginning in October 2024 and ending in February 2025. The terms of the transaction were approved by the disinterested members of the Board in accordance with related-party transaction policies of the Company.

March 2025 Equity Financing

In March 2025, the Company completed an offering which resulted in the issuance and sale by the Company of 3,505,364 shares of common stock at an offering price of $0.68 per share and 832,639 shares of common stock at an offering price of $0.72 per share, generating gross proceeds of $3.0 million, of which the Company received total net proceeds of $2.9 million, after deducting underwriting discounts and other offering costs. The Company issued and sold shares of its common stock to certain investors and members of the Board.

Commercial Leases

We lease office space from entities affiliated with certain of our employees. We paid $0.1 million and $0.4 million in total rent expense under these leases for each of the years ended December 31, 2025 and 2024, respectively.

Marketing Expenses

The Company paid fees to related parties in exchange for the Company receiving marketing services. The fees paid to such parties was approximately $0.1 million and $0.5 million for each of the years ended December 31, 2025 and 2024, respectively.

Procedures for Approval of Related Party Transactions

Our Audit Committee, pursuant to its written charter, is responsible for reviewing and approving or ratifying any related party transaction reaching a certain threshold of significance. In the course of its review and approval or ratification of a related party transaction, the committee, among other things, considers, consistent with Item 404 of Regulation S-K, the following:

•the nature and amount of the related person’s interest in the transaction;
•the material terms of the transaction, including, without limitation, the amount and type of transaction; and
•any other matters our audit committee deems appropriate.

Any member of our Audit Committee who is a related person with respect to a transaction under review will not be permitted to participate in the deliberations or vote regarding approval or ratification of the transaction. However, such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

Director Independence

The Board has established an audit committee, compensation committee, and nominating and governance committee. Our Audit Committee consists of independent directors Messrs. Hood (Chair) and Rothstein and Ms. Venable. Our Compensation Committee consists of independent directors Mr. Murray (Chair) and Messrs. Flanders and Rothstein. Our Nominating and Corporate Governance Committee consists of independent directors Ms. Venable (Chair) and Messrs. Murray and Rothstein.

During Ms. Gupta’s service on the Board from January 2025 until her decision to not stand for re-election and subsequent departure from the Board on August 19, 2025, she served as the Chair of our Compensation Committee and as a member of both our Audit Committee and Nominating and Corporate Governance Committee.

The Board has undertaken a review of the independence of our directors and has determined that Messrs. Flanders, Hood, Murray and Rothstein and Ms. Venable are independent within the meaning of the NASDAQ Stock Market listing rules. In addition, the Board has determined that Messrs. Hood and Rothstein and Ms. Venable each meet the additional test for independence for audit committee members and Messrs. Flanders and Murray each meet the additional test for independence for compensation committee members imposed by SEC regulation and the NASDAQ Stock Market listing rules. The Board also determined that Ms. Gupta was independent within the meaning of the NASDAQ Stock Market listing rules and the additional test for independence for audit committee members and compensation committee members imposed by SEC regulation and the NASDAQ Stock Market listing rules.

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

The following table summarizes the aggregate fees billed for professional services rendered to us by Deloitte in 2025 and 2024. A description of these various fees and services follows the table.

	2025	2024
Audit Fees	$746,308	$635,195
Audit-Related Fees	$150,000	$200,000
Tax Fees	$159,732	$148,337
All Other Fees	$—	$1,895

All services giving rise to the fees described above were pre-approved by the Audit Committee.

Audit Fees

Audit Fees billed to us by Deloitte for the years ended December 31, 2025 and 2024, were related to the annual audits of our financial statements included in our Annual Reports on Form 10-K, for the reviews of our financial statements included in our Quarterly Reports on Form 10-Q, and for other services normally provided in connection with statutory and regulatory filings. Audit fees billed were $746,308 and $635,195 for the years ended December 31, 2025 and 2024, respectively.

Audit-Related Fees

Audit-related fees of $150,000 and $200,000 were billed to us by Deloitte for the years ended December 31, 2025 and 2024.

Tax Fees

Tax fees billed to us by Deloitte for the years ended December 31, 2025 and 2024, for tax compliance, tax advice, and tax planning were $159,732 and $148,337, respectively.

All Other Fees

There were no other fees billed to us by Deloitte for professional services rendered to us by Deloitte during the year ended December 31, 2025. Other Fees billed to us by Deloitte for the year ended December 31, 2024 related to a subscription to a service for accounting and financial reporting research.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits

Our consolidated financial statements and notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the Original10-K filing.

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

FATHOM HOLDINGS INC.

Date: April 30, 2026	By:	/s/ Marco Fregenal
Marco Fregenal
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Exhibit 31.1
CERTIFICATION
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Marco Fregenal, certify that:

1.I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of Fathom Holdings Inc.; and
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: April 30, 2026	/s/ Marco Fregenal
Marco Fregenal President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)