Form 10-Q
period 2026-03-31
Fathom Holdings Inc.
filed 2026-07-16
CIK 1753162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 15, 2026, the registrant had 33,178,880 shares of common stock outstanding.

FATHOM HOLDINGS INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2026

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,378	$5,773
Restricted cash	107	144
Accounts receivable	5,413	3,718
Other receivable - current	3,000	3,000
Mortgage loans held for sale, at fair value	12,918	15,479
Prepaid and other current assets	5,128	7,806
Total current assets	30,944	35,920
Property and equipment, net	1,574	1,606
Lease right of use assets	4,043	4,180
Intangible assets, net	17,763	18,576
Goodwill	17,668	17,668
Other assets	107	94
Total assets	$72,099	$78,044
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,512	$5,649
Accrued and other current liabilities	5,813	5,973
Warehouse lines of credit	12,587	15,106
Lease liability - current portion	1,725	1,663
Long-term debt - current portion	5,266	5,506
Total current liabilities	33,903	33,897
Lease liability, net of current portion	3,044	3,296
Long-term debt, net of current portion	2,085	80
Other long-term liabilities	3,324	3,332
Total liabilities	42,357	40,605
Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock (no par value, shares authorized, 100,000,000; shares issued and outstanding, 33,324,652 and 32,716,641 as of March 31, 2026 and December 31, 2025, respectively)	—	—
Additional paid-in capital	151,447	150,909
Accumulated deficit	(121,705)	(113,470)
Total shareholders' equity	29,742	37,439
Total liabilities and shareholders’ equity	$72,099	$78,044
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended March 31,
	2026	2025

Revenue	$86,401	$93,135
Commission and service costs	79,811	85,047
General and administrative	10,868	8,647
Marketing	1,319	1,370
Technology and development	1,443	1,937
Litigation contingency	6	4
Depreciation and amortization	559	554
Loss from operations	(7,605)	(4,424)

Other expense, net
Interest expense, net	110	156
Other nonoperating expense	500	1,049
Other expense, net	610	1,205
Loss before income taxes	(8,215)	(5,629)
Income tax expense	20	17
Net loss	$(8,235)	$(5,646)
Net loss per share:
Basic	$(0.25)	$(0.24)
Diluted	$(0.25)	$(0.24)
Weighted average common shares outstanding:
Basic	32,693,323	23,407,905
Diluted	32,693,323	23,407,905
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2025	32,716,641	$—	$150,909	$(113,470)	$37,439
Stock-based compensation, net of forfeitures	608,011	—	588	—	588
Other	—	—	(50)	—	(50)
Net loss	—	—	—	(8,235)	(8,235)
Balance at March 31, 2026	33,324,652	$—	$151,447	$(121,705)	$29,742

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2024	22,732,716	$—	$137,844	$(93,163)	$44,681
Stock-based compensation, net of forfeitures	517,055	—	1,506	—	1,506
Issuance of common stock for public offering	4,338,003	—	3,043	—	3,043
Offering costs in connection with public offering	—	—	(126)	—	(126)
Other	—	—	(43)	—	(43)
Net loss	—	—	—	(5,646)	(5,646)
Balance at March 31, 2025	27,587,774	$—	$142,224	$(98,809)	$43,415
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,235)	$(5,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,368	1,440
Non-cash lease expense	376	357
Deferred financing cost amortization	—	25
Gain on sale of mortgages	(1,586)	(1,491)
Other non-cash	7	—
Deferred income taxes	(8)	1
Stock-based compensation	588	1,506
Provision for credit loss	2,581	—
Change in operating assets and liabilities:
Accounts receivable	(1,695)	15
Prepaid and other current assets	97	(315)
Other assets	(13)	43
Accounts payable	2,863	893
Accrued and other current liabilities	(160)	1,089
Operating lease liabilities	(429)	(404)
Mortgage loans held for sale originations	(62,232)	(54,687)
Proceeds from sale and principal payments on mortgage loans held for sale	66,379	51,441
Net cash used in operating activities	(99)	(5,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(37)	(25)
Purchase of intangible assets	(486)	(670)
Other investing activities	—	(120)
Net cash used in investing activities	(523)	(815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(242)	(257)
Proceeds from note payable	2,000	—
Member distribution, net	(50)	—
Borrowings from warehouse lines of credit	60,012	54,959
Repayment on warehouse lines of credit	(62,530)	(50,247)
Proceeds from the issuance of common stock in connection with a public offering	—	3,043
Payment of offering cost in connection with issuance of common stock in connection with public offering	—	(169)
Net cash (used in) provided by financing activities	(810)	7,329
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,432)	782
Cash, cash equivalents, and restricted cash at beginning of period	5,917	7,389
Cash, cash equivalents, and restricted cash at end of period	$4,485	$8,171

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$114	$90
Right of use assets obtained in exchange for new lease liabilities	$239	$946

Reconciliation of cash and restricted cash:
Cash and cash equivalents	$4,378	$7,976
Restricted cash	107	195
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$4,485	$8,171
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Consolidation and Presentation of Financial Statements
Fathom Holdings Inc. (“Fathom,” “Fathom Holdings,” and collectively with its consolidated subsidiaries and affiliates, the “Company”) is a national, technology-driven, real estate services platform integrating residential brokerage, mortgage, title, insurance services and supporting software called intelliAgent. The Company's brands include Fathom Realty, Encompass Lending, intelliAgent, Real Results, MHG, and Verus Title.
The unaudited interim condensed consolidated financial statements include the accounts of Fathom Holdings’ wholly-owned subsidiaries. All transactions and accounts between and among its subsidiaries have been eliminated. All adjustments and disclosures necessary for a fair presentation of these unaudited interim condensed consolidated financial statements have been included.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Security and Exchange Commission (“SEC”) on March 30, 2026, as amended on April 30, 2026 (the “Form 10-K”). The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.
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
Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $8.2 million and $5.6 million for the three months ended March 31, 2026 and 2025, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business organically and via acquisitions. The Company had cash and cash equivalents of $4.4 million and $5.8 million as of March 31, 2026 and December 31, 2025, respectively. On March 18, 2026, the Company entered into a subordinated secured promissory note in the original principal amount of $2,000,000 with Bed Bath & Beyond, Inc. (the “Investor”), which was subsequently amended and restated on May 29, 2026 (as amended and restated, the “Bridge Note”) to, among other things, increase the original principal amount by $1,000,000. The Company will pay the Investor the principal amount under the Bridge Note on April 1, 2027 or such earlier date as the Bridge Note is required or permitted to be repaid provided by its terms. The Bridge Note bears interest at a rate equal to nine percent (9%) per annum, which is added to the principal amount at the end of each calendar month beginning in March 2026. The Company received $2.0 million during the first seven months of 2026 related to the sale of its insurance business, which was completed in May 2024. The Company expects to receive the remaining $1.0 million in September 2026. In response to the identified conditions, Bed Bath & Beyond, Inc. ("BBBY") has committed to provide financial support to the Company, for a year and one day following these issued financial statements. Based on BBBY's commitment and financial capacity, management believes it is probable that these plans will be effectively implemented and will mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of the issuance of these condensed consolidated financial statements.
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In September 2025, the FASB issued Accounting Standards Update ASU 2025-06 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 (i) eliminates references to discrete development “stages” in ASC Topic 350-40, (ii) clarifies that internal-use software costs may be capitalized only when both of the following criteria are met: (a) management authorizes and commits to fund the project; and (b) it is probable that the project will be completed and the software will be used to perform the intended function (the “probable-to-complete” threshold), and (iii) introduces new guidance to evaluate whether there is significant development uncertainty (for example, where software features are novel, unproven, or performance requirements have not been identified or remain subject to substantial revision). ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027. The Company is currently evaluating the effect ASU 2025-06 will have on its disclosures.
Note 4. Intangible Assets, Net
Intangible assets, net consisted of the following (amounts in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$4,256	$(1,987)	$2,269
Software development	14,512	(8,354)	6,158
Agent relationships	10,033	(4,463)	5,570
Know-how	430	(426)	4
Data usage	4,031	(269)	3,762
	$33,262	$(15,499)	$17,763

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$4,256	$(1,881)	$2,375
Software development	14,027	(7,743)	6,284
Agent relationships	10,033	(4,105)	5,928
Know-how	430	(405)	25
Data usage	4,031	(67)	3,964
	$32,777	$(14,201)	$18,576
Estimated future amortization of intangible assets as of March 31, 2026 was as follows (amounts in thousands):

Years Ending December 31,
2026 (remaining)	$3,797
2027	4,552
2028	3,611
2029	2,763
2030	2,167
Thereafter	873
Total	$17,763
The aggregate amortization expense for intangible assets was $1.3 million and $1.4 million, of which $0.8 million and $0.9 million was included in technology and development expense for the three months ended March 31, 2026 and 2025, respectively.
Note 5. Goodwill
The carrying amounts of goodwill by reportable segment as of March 31, 2026 and December 31, 2025 were as follows (amounts in thousands):

	Real Estate Brokerage	Mortgage	Title	Other (a)	Total
Balance at March 31, 2026	$4,407	$10,428	$929	$1,905	$17,668

	Real Estate Brokerage	Mortgage	Title	Other (a)	Total
Balance at December 31, 2025	$4,407	$10,428	$929	$1,905	$17,668
_____________________________________________________________
(a)Other consists of goodwill not assigned to a reportable segment
The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the three months ended March 31, 2026, no events occurred that indicated it was more likely than not that goodwill was impaired. There were no accumulated impairment losses as of March 31, 2026. The Company plans to conduct an annual goodwill impairment test in the fourth quarter of 2026.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (amounts in thousands):

	March 31, 2026	December 31, 2025
Deferred annual fee	$713	$681
Due to sellers	936	936
Accrued compensation	1,059	901
Other accrued liabilities	3,105	3,455
Total accrued and other current liabilities	$5,813	$5,973
Note 7. Warehouse Lines of Credit
Encompass Lending Group (“Encompass”), a wholly-owned subsidiary of the Company, uses line of credit to temporarily finance mortgage loans pending their sale. The underlying warehouse lines of credit agreements, as described below, contain financial and other debt covenants. The warehouse credit facilities are classified as current liabilities on our balance sheets. The below table has dollars in millions.

	March 31, 2026
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted -Average Interest Rate on Outstanding Borrowings
Bank A1	$8.0	$4.8	6.11%
Bank B2	$10.0	$5.6	6.45%
Bank C3	$10.0	$2.1	6.07%

	December 31, 2025
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted -Average Interest Rate on Outstanding Borrowings
Bank A1	$8.0	$6.3	6.10%
Bank B2	$10.0	$2.3	6.46%
Bank C3	$10.0	$6.5	6.24%
(1) Bank A's interest on funds borrowed is equal to the greater of (i) 5.50%, or (ii) the 30-Day Secured Overnight Financing Rate ("SOFR") plus 2.438%. The agreement ends on August 31, 2026. Encompass was in compliance with debt covenants under this facility as of March 31, 2026.

(2) Bank B's interest on funds borrowed is equal to the note rate. The agreement does not expire and can be canceled by either party at any time. As of March 31, 2026, Encompass was not in compliance with certain of these debt covenants under this facility related to earnings. Pursuant to the agreement signed May 6, 2026, Encompass received a waiver for the non-compliant covenant.

(3) Bank C's interest on funds borrowed is equal to the greater of (i) 4.50%, or (ii) the 30-Day SOFR plus 2.40%. The agreement ends in May 2027. Encompass was in compliance with debt covenants under this facility as of March 31, 2026.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Debt
Total debt consisted of the following (amounts in thousands):

	March 31, 2026	December 31, 2025
3.75% Small Business Administration installment loan due May 2050	$100	$102
Convertible note payable	5,000	5,000
Promissory note payable	13	53
Bridge note	2,007	—
Director and officer (D&O) insurance policy promissory note[1]	26	102
Executive and officer (E&O) insurance policy promissory note[2]	205	329
Total debt	7,351	5,586
Long-term debt, current portion	(5,266)	(5,506)
Long-term debt, net of current portion	$2,085	$80
(1) The 2025 D&O note carries a 7.80% interest rate and is payable quarterly with the last quarterly payment due in June 2026.
(2) The 2025 E&O note carries a 12.25% interest rate and is payable monthly with the last monthly payment due in August 2026.
Promissory Note
In connection with the acquisition of My Home Group (“MHG”) in November 2024, the Company assumed a promissory note with a principal balance of $0.2 million, bearing an annual interest rate of 8.5%. The note was payable in 20 equal monthly installments of $13,413, with the final payment being made in April 2026.
Bridge Note
In March 2026, the Company entered into a subordinated secured promissory note in the original principal amount of $2.0 million (the “Original Bridge Note”) with Bed Bath & Beyond, Inc. (the “Investor”). In connection with the Original Bridge Note, on March 18, 2026, the Company, the Material Subsidiaries (as defined in the Original Bridge Note), and the Investor entered into (i) a security agreement (the “Security Agreement”) and (ii) a subsidiary guarantee (the “Subsidiary Guarantee”). The Company will pay the Investor the principal amount under the Original Bridge Note on April 1, 2027, or such earlier date as the Original Bridge Note is required or permitted to be repaid as provided by its terms. The Original Bridge Note bears interest at a rate equal to 9.0% per annum, which is added to the principal amount at the end of each calendar month beginning in March 2026. On May 29, 2026, the parties to the Original Bridge Note agreed to amend and restate the Original Bridge Note (the “Amended and Restated Bridge Note”) to, among other things, increase the original principal amount by $1.0 million (the “Additional Principal Amount”), for an aggregate original principal amount of $3,036,350, including $36,350 of accrued interest on the original principal amount as of May 29, 2026. The Amended and Restated Bridge Note also amended the Security Agreement and the Subsidiary Guarantee to include all obligations under the Amended and Restated Bridge Note, including the Additional Principal Amount, all accrued and future interest, and all other amounts owing under the Amended and Restated Bridge Note.
The Company will pay the Investor the principal amount under the Amended and Restated Bridge Note on April 1, 2027, or such earlier date as the Amended and Restated Bridge Note is required or permitted to be repaid as provided by its terms. The Amended and Restated Bridge Note bears interest at a rate equal to 9.0% per annum, which is added to the principal amount at the end of each calendar month beginning in March 2026.
Convertible Note Payable
In September 2024, the Company sold and issued senior secured convertible promissory notes in aggregate principal amount of $5.0 million (the "2024 Notes") to an existing shareholder, who beneficially owns more than 5.0% of Fathom's common stock, and the chairman of the Company's Board of Directors in a private placement (the "2024 Offering"). The

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2024 Notes were issued pursuant to that certain Securities Purchase Agreement, dated as of September 25, 2024 (the “SPA”) by and among the Company and two accredited investors (each a “Holder” and together, the “Holders”).
The cash proceeds to the Company from the issuance of the 2024 Note were $4.9 million after deducting the 2024 Offering expense. In connection with the 2024 Offering, the Company also entered into a Security Agreement pursuant to which the 2024 Note is secured by all existing and future assets of the Company.
The Company failed to timely file with the Securities and Exchange Commission (the “Commission”) its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 (the “Q1 Form 10-Q”), as required under Section 13(a) of the Exchange Act, which failure constituted an Event of Default under Section 6(a)(viii) of the Notes (the “Existing Filing Default”). The Company’s failure also constituted a breach under the SPA, which requires the Company to satisfy the current public information requirement under Rule 144(c) under the Securities Act (the “Existing SPA Default”), as well as a cross-default under Section 6(a)(iii) of the Notes (collectively with the Existing Filing Default and the Existing SPA Default, the “Existing Defaults”).
On May 29, 2026, the Company and the Holders entered into a Limited Waiver and Omnibus Amendment to the Senior Secured Convertible Promissory Notes (the “Waiver”). Pursuant to the Waiver, the Holders agreed to waive the Existing Defaults solely during the period commencing on the date of the Waiver through and including October 1, 2026 (the “Waiver Period”), subject to the terms and conditions set forth therein. The Waiver does not constitute a waiver of the Company’s obligation to pay Rule 144 Failure Payments as and when due in accordance with the SPA.
In consideration for the Holders’ agreement to waive the Existing Defaults, the Waiver provides for amendments to certain terms of the 2024 Notes, including an increase in the minimum interest rate floor from 8% per annum to 10% per annum. Further, during the continuance of the Existing Filing Default (from the date the Q1 Form 10-Q was required to be filed through the date on which the Q1 Form 10-Q is actually filed with the Commission), interest on the outstanding principal amount of the 2024 Notes shall accrue at a rate equal to 18% per annum (the “Default Rate”) in lieu of the interest rate otherwise applicable under the 2024 Notes. Upon cure of the Existing Filing Default, the interest rate on the 2024 Notes shall revert to the rate otherwise applicable under the 2024 Notes.
Beginning on September 25, 2024, quarterly interest payments are to be paid in cash on the principal amount at a fluctuating rate equal to (i) the monthly average Secured Overnight Financing Rate (SOFR) plus (ii) 6.0% per annum, subject to certain adjustments and a minimum rate of 10.0%. The 2024 Notes have a conversion price of $4.25 per share of common stock, representing an initial conversion premium of approximately 85.0% above the last reported sale price of Fathom's common stock on September 26, 2024. The 2024 Notes will mature on October 1, 2026, unless repurchased or converted in accordance with their terms prior to such date. The 2024 Notes may not be converted by either purchaser into shares of common stock if such conversion would result in the purchaser and its affiliates owning an aggregate of in excess of 19.99% of the then-outstanding shares of the Company’s common stock.
Note 9. Fair Value Measurements
ASC Topic 820, Fair Value Measurement (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The methodology establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:
•Agreed prices from Interest Rate Lock Commitments (“IRLC”);
•Trading prices for derivative instruments; and
•Closing prices at March 31, 2026 and December 31, 2025 for derivative instruments.
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$12,918	$—	$12,918
Derivative assets	—	—	173	173
Derivative liabilities	—	—	(33)	(33)
	$—	$12,918	$140	$13,058

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$15,479	$—	$15,479
Derivative assets	—	—	41	41
Derivative liabilities	—	—	(57)	(57)
	$—	$15,479	$(16)	$15,463
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Leases
Operating Leases
The Company has operating leases primarily consisting of office space with remaining lease terms of less than one year to five years, subject to certain renewal options as applicable.
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
The table below presents certain information related to lease costs for the Company’s operating leases (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$376	$357
Short-term lease expense	153	144
Total lease cost	$529	$501
The following table presents the weighted average remaining lease term and the weighted average discount rate related to operating leases:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (in years) - operating leases	3.0	3.2
Weighted average discount rate - operating leases	8.42%	8.33%
The following table presents the maturities of lease liabilities (amounts in thousands):

Years Ended December 31,	Operating Leases
2026 (remaining)	$1,557
2027	1,924
2028	1,345
2029	196
2030	123
Thereafter	280
Total minimum lease payments	5,425
Less effects of discounting	(656)
Present value of future minimum lease payments	$4,769
Note 11. Shareholders’ Equity
On March 10, 2022, the Company’s Board of Directors authorized an expenditure of up to $10.0 million for the repurchase of shares of the Company’s common stock. The share repurchase program does not have a fixed expiration.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Under the program, repurchases can be made from time-to-time using a variety of methods, including open market transactions, privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended or discontinued at any time at the Company’s discretion. There were no equity repurchases during the three months ended March 31, 2026 and the full year ended December 31, 2025, leaving approximately $4.0 million remaining under the share repurchase authorization.
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
Restricted Stock Awards
The following is the restricted stock award activity for the three months ended March 31, 2026:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	134,581	$2.88
Granted	—	—
Vested	(34,375)	3.67
Forfeited	—	—
Nonvested at March 31, 2026	100,206	$2.61
Restricted Stock Unit Awards
During 2025, the Company commenced granting restricted stock units to employees and agents.
The following is the restricted stock unit award activity for the three months ended March 31, 2026:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	2,048,090	$1.36
Granted	619,187	0.93
Vested	(608,011)	1.35
Forfeited	(10,273)	1.94
Nonvested at March 31, 2026	2,048,993	$1.23
Stock Option Awards
The Company did not grant stock option awards during the three month period ended March 31, 2026.
Stock-based Compensation expense
Stock-based compensation expense related to all awards issued under the Company’s stock compensation plans for the three months ended March 31, 2026 and 2025 was as follows (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Commission and service costs	$299	$663
General and administrative	288	813
Marketing	1	30
Total stock-based compensation	$588	$1,506
At March 31, 2026, the total unrecognized compensation cost related to nonvested restricted stock awards was approximately $0.1 million, which is expected to be recognized over a weighted average period of approximately sixteen months.
At March 31, 2026, the total unrecognized compensation cost related to nonvested restricted stock units was $1.3 million, which the Company expects to recognize over a weighted average period of approximately twelve months.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Related Party Transactions
In May 2026, the Company and the Holders of the 2024 Notes entered into the Waiver, as discussed in more detail in Note 8 above. Scott Flanders, the chairman of the Company’s Board, was a party to the Waiver. As required by the Company’s internal policies, this related-party transaction was approved by a majority of the independent, disinterested members of the Company’s Board.
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
The Company leases office from entities affiliated with certain of its employees. Rent expense was $0.03 million for each of the three months ended March 31, 2026 and 2025.
The Company received marketing services from entities affiliated with certain of its employees. Marketing expense was $0.01 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
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
The calculation of basic and diluted net loss per share attributable to common stock was as follows (amounts in thousands except share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stock—basic and diluted	$(8,235)	$(5,646)
Denominator:
Weighted-average basic and diluted shares outstanding	32,693,323	23,407,905

Net loss per share attributable to common stock—basic and diluted	$(0.25)	$(0.24)
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock options	43,996	147,707
Non-vested restricted stock awards	100,206	362,561
Non-vested restricted stock units	2,048,993	2,533,310
Common stock warrants	—	240,100
Convertible debt	1,759,804	1,759,804

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company has historically maintained a valuation allowance against deferred tax assets and reported only minimal current state tax expense. For each of the three months ended March 31, 2026 and March 31, 2025, the Company recorded income tax expense of approximately $0.02 million. The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses, but records a net deferred tax liability when reversals of deferred tax liabilities that relate to indefinite-live intangible assets may not be used in realizing deferred tax assets.
The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The application of this interpretation did not have any impact on the Company’s condensed consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the three months ended March 31, 2026 or the year ended December 31, 2025. Due to the Company's carryforward of net operating losses, the statute of limitations remains open subsequent to and including the year ended December 31, 2015.
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law. The OBBBA introduced multiple U.S. federal income tax changes such as deductibility of domestic research and development expenses, deductibility on certain property additions and limitations on interest expense deduction. The Company has assessed the legislation and the impact of these provisions on our condensed consolidated financial statements. The legislation does not have a material impact on the Company’s condensed consolidated financial statements.
Note 16. Segment Reporting
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
Our CODM makes operating decisions and assesses performance based on the services of identified operating segments and has identified three operating and reportable segments: Real Estate Brokerage; Mortgage; and Title. Through its Real Estate Brokerage segment, the Company provides real estate brokerage services. Through its Mortgage segment, the Company provides residential loan origination and underwriting services. Through its Title segment, the Company provides title insurance, escrow, and settlement services to facilitate residential real estate transactions. Beginning in the fourth quarter of 2025, the Company determined that its Title operations meet the quantitative thresholds under ASC Topic 280, Segment Reporting, to be presented as a reportable segment. Following the sale of LiveBy in November 2025, the Company no longer presents its Technology operations as a reportable segment, as these activities no longer meet the quantitative thresholds or aggregation criteria for separate disclosure and are now managed and evaluated together with the Company’s other operating segments. Prior period segment information has been recast to conform to the current period presentation to reflect this change in reportable segments.
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Key operating data for the reportable segments for the three months ended March 31, 2026 and 2025 are set forth in the tables below (amounts in thousands):

	Three Months Ended March 31, 2026
	Real Estate Brokerage	Mortgage	Title	Total
Revenue	$81,338	$3,482	$1,581	$86,401
Intersegment revenue	—	—	32	32
Total segment revenue	81,338	3,482	1,613	86,433
Corporate and other services (a)				381
Elimination of intersegment revenue				(413)
Total revenue				86,401
Less:
Commissions	77,901	906	265	79,072
Compensation	1,332	1,304	969	3,605
Other segment expenses	4,425	1,596	680	6,701
Adjusted EBITDA by segment	(2,320)	(324)	(301)	(2,945)
Corporate and other services (a) expenses				(2,696)
Total adjusted EBITDA				(5,641)
Stock based compensation				(588)
Litigation contingency				(6)
Depreciation and amortization				(1,368)
Other income (expense), net				(610)
Loss before income tax				$(8,215)

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2025
	Real Estate Brokerage	Mortgage	Title	Total
Revenue	$88,875	$2,603	$1,013	$92,491
Intersegment revenue	—	—	34	34
Total segment revenue	88,875	2,603	1,047	92,525
Corporate and other services (a)				1,062
Elimination of intersegment revenue				(452)
Total revenue				93,135
Less:
Commissions	84,411	703	106	85,220
Compensation	1,313	1,054	852	3,219
Other segment expenses	1,566	1,224	518	3,308
Adjusted EBITDA by segment	1,585	(378)	(429)	778
Corporate and other services (a) expenses				(2,252)
Total adjusted EBITDA				(1,474)
Stock based compensation				(1,506)
Litigation contingency				(4)
Depreciation and amortization				(1,440)
Other expense (income), net				(1,205)
Loss before income tax				$(5,629)

____________________________________________________________
(a)Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and other services line.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Acquisition and Sale of Business
Acquisitions
In October 2025, the Company acquired START Real Estate ("START"), a real estate brokerage business in the Colorado real estate market, for total consideration of approximately $1.2 million. The purchase price included initial cash consideration of approximately $0.2 million and 157,356 shares of the Company's common stock with an acquisition date fair value of $0.3 million. Contingent consideration with an initial estimated present value of $0.7 million is due upon the occurrence of certain milestones. The Company will pay the contingent consideration, which may be paid in cash or shares of common stock at the Company’s discretion, equal to the amount by which START's net income exceeds defined thresholds during each fiscal year through December 31, 2028. The acquisition was accounted for as a business combination in accordance with ASC Topic 805. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s consolidated balance sheet at their estimated fair values as of acquisition date, including current assets of $0.04 million and accounts payable and accrued liabilities of $0.1 million. The Company recorded finite-lived intangible assets of approximately $0.8 million and goodwill of approximately $0.3 million. None of the goodwill is expected to be deductible for income tax purposes
Sale of Business
On November 28, 2025, the Company completed the sale of its LiveBy business (the "LiveBy Disposal Group"), to a third party. The LiveBy Disposal Group had been included in the Company's Technology segment. The purchase price included cash of $3.0 million, excluding closing adjustments. The sale also provided the Company access to certain LiveBy technology products for a period of five years, commencing on the closing date, at no cost. The future use of LiveBy products was treated as non-cash consideration in the sale and measured at fair value using the income approach. The fair value was determined by estimating the discrete future cash flows attributable to the use of the products over the contractual term of five years, and discounting those cash flows to their present value using a risk-adjusted discount rate of 15.5%. The Company recognized an intangible asset of approximately $4.0 million related to the data usage which will be amortized over its 5 year contractual life.
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
In September 2024, Fathom Realty, a wholly-owned subsidiary of the Company, reached a nationwide settlement related to claims asserted in Burnett v. The National Association of Realtors, et al. As part of the settlement, Fathom Realty paid $0.5 million into a settlement fund on October 1, 2025, $0.5 million on January 2, 2026, and is obligated to pay an additional $1.95 million on or before October 1, 2026, which the Company has included in other short-term liabilities in its balance sheet as of March 31, 2026. Fathom Realty has also agreed to adhere to the rule changes put forth by the NAR.
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
A fourth purported class action was filed against Fathom Realty, LLC and other real estate brokers on September 26, 2024 on behalf of buyers of residential property nationwide, and with an Illinois-specific sub-class. In the complaint, the Plaintiffs allege that Defendants conspired to raise buyer broker commissions in violation of Section 1 of the Sherman Act, the Illinois Antitrust Act, and the Illinois Consumer Fraud and Deceptive Business Practices Act. On December 16, 2024, the Company filed a Motion to Dismiss for Failure to State a Claim, and the plaintiffs filed an amended complaint in January 2025. The parties have agreed in principle to a settlement amount of $250 thousand, payable in three installments; however, the agreement remains subject to negotiation and execution of a mutually acceptable settlement agreement. The Company has included $167 thousand in accrued and other current liabilities and $83 thousand in other long-term liabilities in its balance sheet as of March 31, 2026.
My Home Group, which the Company acquired in November 2024, is a defendant in an active lawsuit in the United States District Court for the District of Arizona, filed in January 2024. In September 2025, the plaintiff filed for preliminary approval of the settlement agreement. The Company estimates the total cost of the settlement to be

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
approximately $1.0 million. The Company has included $0.5 million in accrued and other current liabilities and $0.5 million in other long-term liabilities in its balance sheet as of March 31, 2026.
Fathom Realty, LLC is a defendant in an active lawsuit filed in August 2024 in the United States District Court for the Southern District of Florida. In September 2025, the court granted preliminary approval of a settlement agreement. The Company estimates the total cost of the settlement to be approximately $1.1 million. The Company has included $1.1 million in accrued and other current liabilities in its balance sheet as of March 31, 2026.
On January 28, 2026 the Company received written notice from TotalBrokerage alleging that MHG failed to remit certain subscription fees due in January 2026 under the parties’ subscription agreement (the “TotalBrokerage Agreement”). The TotalBrokerage matter involves an alleged claim amount of approximately $1.0 million.
The Company is currently evaluating the claims asserted by TotalBrokerage and assessing its contractual rights and obligations under the TotalBrokerage Agreement. At this time, the Company cannot reasonably estimate the ultimate outcome of this matter or determine whether a loss contingency exists or the amount of any potential loss, if any. Accordingly, no accrual has been recorded as of March 31, 2026. The Company will continue to evaluate this matter and will record a liability in a future period if and when a loss becomes probable and reasonably estimable.
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
Assets in Escrow
In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions, and is responsible for the proper disposition of these balances for its customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The balance amounted to $8.0 million and $3.2 million at March 31, 2026 and December 31, 2025, respectively.
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Subsequent Events
On June 16, 2026, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Bed Bath & Beyond, Inc., a Delaware corporation (“BBBY”) and Fathom Merger Sub, Inc., a North Carolina corporation and a wholly-owned subsidiary of BBBY (“Merger Sub”). The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of BBBY (the “Merger”). The Merger is expected to close in the second half of the year. For additional detail, see the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2026.
On June 30, 2026, the Company entered into an amendment to the Equity Purchase Agreement, dated May 3, 2024, pursuant to which the Company sold Dagley Insurance Agency LLC to Nathan Dagely, to, among other things, defer certain payments to the Company (the “EPA Amendment”). For more information, see the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2026.
The Company has evaluated subsequent events through the date these financial statements were issued and has determined that, other than the Amended and Restated Bridge Note and the Waiver, as described in more detail in Note 8, and the Merger Agreement and the EPA Amendment, there were no events or transactions occurring during this period that would require recognition or disclosure in the condensed consolidated financial statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in our most recent Annual Report on Form 10-K, as amended (the “Form 10-K”), and the risk factors described in this quarterly report. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, liquidity, operating results, and common stock prices. Furthermore, this quarterly report, the Form 10-K, and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company. Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as “anticipate,” “believe,” “goals,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “forecast” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives and inflation are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in the Form 10-K and in the risk factors described in this quarterly report, which could cause actual results to differ materially from these Forward-Looking Statements. Except as required by law, the Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.
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
Overview
Fathom Holdings Inc. (the “Company”, “Our”, “We”), headquartered in Cary, North Carolina, is a national, technology-driven, end-to-end real estate services company integrating residential brokerage, mortgage, title, and software-as-a-service ("SaaS") offerings for brokerages and agents. The Company’s brands include Fathom Realty, Encompass Lending, intelliAgent, Real Results, MHG and Verus Title. Our primary operation, Fathom Realty (as defined below), operates as a real estate brokerage company, working with real estate agents to help individuals purchase and sell residential and commercial properties, primarily in the South, Atlantic, Southwest, and Western parts of the United States, with the intention of expanding into all states.
Fathom Realty Holdings, LLC, a Texas limited liability company ("Fathom Realty"), is a wholly-owned subsidiary of Fathom Holdings Inc. Fathom Realty owns 100% of 43 subsidiaries, each an LLC representing the state in which the entity operates (e.g. Fathom Realty NJ, LLC).
Corporate Developments During 2026

During the three months ended March 31, 2026, the Company implemented several leadership and growth initiatives to support agent productivity, expansion, and long-term operational performance.
Effective February 9, 2026, the Company appointed Lori Muller as President of Fathom Realty. Ms. Muller brings more than two decades of leadership experience in residential real estate, most recently serving as President of the U.S. Organization at EXIT Realty Corp. International, where she oversaw brokerage operations, agent growth, and strategic initiatives across a nationwide network of more than 25,000 agents.
On February 17, 2026, the Company appointed Stephanie Verderose as Vice President of Growth, a newly created role. Ms. Verderose reports directly to Ms. Muller and is responsible for leading initiatives focused on agent production, agent attraction and retention, and community development. Ms. Verderose is a seasoned real estate executive, speaker, and trainer, and a Senior Certified Coach with Workman Success Systems, bringing 39 years of industry experience.
On March 5, 2026, EXIT Homestead Realty Professionals joined Fathom Realty, adding more than 50 agents and expanding the Company’s presence in the South New Jersey market. This transition enhances the Company’s growing national network and provides the incoming agents with access to the Company’s proprietary intelliAgent platform, comprehensive training programs, and Fathom Elevate concierge offering.
On June 16, 2026, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Bed Bath & Beyond, Inc., a Delaware corporation (“BBBY”) and Fathom Merger Sub, Inc., a North Carolina corporation and a wholly-owned subsidiary of BBBY (“Merger Sub”). The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of BBBY (the “Merger”).

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
As of March 31, 2026 and March 31, 2025, we had approximately 10,462 and 13,665 agents, respectively, representing decline of approximately 23.4%. The decrease in agent count during the period was primarily driven by a strategic review and rationalization of the Company’s agent base, including the removal of inactive and non-producing agents. Additionally, beginning in 2026, the Company transitioned from reporting agent licenses to reporting agent counts, which also contributes to the lower reported number and does not reflect a decline in underlying agent demand or engagement. As a result, the Company recast its agent count as of March 31, 2025 for comparative purposes.
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
Our CODM makes operating decisions and assesses performance based on the services of identified operating segments and has identified three operating and reportable segments: Real Estate Brokerage; Mortgage; and Title. Through its Real Estate Brokerage segment, the Company provides real estate brokerage services. Through its Mortgage segment, the Company provides residential loan origination and underwriting services. Through its Title segment, the Company provides title insurance, escrow, and settlement services to facilitate residential real estate transactions. Beginning in the fourth quarter of 2025, the Company determined that its Title operations meet the quantitative thresholds under ASC Topic 280, Segment Reporting, to be presented as a reportable segment. Following the sale of LiveBy in November 2025, the Company no longer presents its Technology operations as a reportable segment, as these activities no longer meet the quantitative thresholds or aggregation criteria for separate disclosure and are now managed and evaluated together with the Company’s other operating segments. Prior period segment information has been recast to conform to the current period presentation to reflect this change in reportable segments.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025 (dollar amounts in thousands)
Revenue

	Three Months Ended March 31,		Change
	2026	2025	Dollars	Percentage
Gross commission income	$81,338	$88,875	$(7,537)	(8.5)%
Other service revenue	5,063	4,260	803	18.8%
Revenue	$86,401	$93,135	$(6,734)	(7.2)%
For the three months ended March 31, 2026, gross commission income decreased by approximately $7.5 million, or 8.5%, as compared with the three months ended March 31, 2025. This decrease was primarily attributable to a 12.0% decrease in transaction volume, with 8,550 real estate transactions during the three months ended March 31, 2026, compared to 9,715 transactions during the three months ended March 31, 2025. According to the NAR, total existing home sales declined 8.4% in January, and were 4.4% lower compared to the prior year period. While activity showed modest improvement in February and March, the increase was not sufficient to offset the earlier declines, resulting in overall lower transaction volumes during the period. During the three months ended March 31, 2026, average revenue per transaction was $9,513, a 4.0% increase compared to $9,148 during the three months ended March 31, 2025, primarily attributable to higher transaction volumes generated through the Fathom Elevate plan.
For the three months ended March 31, 2026, other service revenue increased by approximately $0.8 million, or 18.8%, as compared with the three months ended March 31, 2025. This increase was primarily attributable to growth in title service transaction volume, reflecting organic expansion, increased walkover activity, and continued growth in the Company’s mortgage business.
Operating Expenses

	Three Months Ended March 31,		Change
	2026	2025	Dollars	Percentage
Commission and service costs	$79,811	$85,047	$(5,236)	(6.2)%
General and administrative	10,868	8,647	2,221	25.7%
Marketing	1,319	1,370	(51)	(3.7)%
Technology and development	1,443	1,937	(494)	(25.5)%
Litigation contingency	6	4	2	50.0%
Depreciation and amortization	559	554	5	0.9%
Total operating expenses	$94,006	$97,559	$(3,553)	(3.6)%

For the three months ended March 31, 2026, commission and service costs decreased by approximately $5.2 million, or 6.2%, as compared with the three months ended March 31, 2025. Commission and service costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the decrease in commission and service costs compared to the same period in 2025 was primarily attributable to a decrease in agent commissions.
For the three months ended March 31, 2026, general and administrative expenses increased by approximately $2.2 million, or 25.7%, as compared with the three months ended March 31, 2025. The increase was primarily attributable to higher bad debt expense associated with agent fees.
For the three months ended March 31, 2026, total marketing expenses decreased by approximately $0.1 million, or 3.7%, as compared with the three months ended March 31, 2025. The decrease was primarily due to lower marketing personnel costs following organizational efficiency initiatives.

For the three months ended March 31, 2026, total technology and development expenses decreased by approximately $0.5 million, or 25.5%, as compared with the three months ended March 31, 2025. The decrease was primarily attributable to the Company’s divestiture of its LiveBy business in November 2025.
For the three months ended March 31, 2026, total litigation contingency expenses increased by approximately $2.0 thousand, or 50.0%, as compared with the three months ended March 31, 2025. The increase was due to higher legal settlement fees being incurred in the current year.
For the three months ended March 31, 2026, depreciation and amortization expenses increased by approximately $5.0 thousand, or 0.9%, as compared with the three months ended March 31, 2025. The increase was mainly due to capitalized software development cost placed into service.
Income Taxes
The Company recorded income tax expense of approximately $0.02 million for each of the three months ended March 31, 2026 and 2025. This tax expense is primarily the result of current state income tax liabilities and deferred tax expense related to deferred tax liabilities that cannot be fully offset by deferred tax assets.
Liquidity and Capital Resources (dollar amounts in thousands)
Capital Resources

	March 31, 2026	December 31, 2025	Change
			Dollars	Percentage
Current assets	30,944	35,920	(4,976)	(13.9)%
Current liabilities	33,903	33,897	6	—%
Net working capital	$(2,959)	$2,023	$(4,982)	(246.3)%
To date, our principal sources of liquidity have been the net proceeds we received through public offerings and private sales of our common stock, the sale of one of our businesses, as well as proceeds from loans. As of March 31, 2026, our cash and cash equivalents (including restricted cash) totaled approximately $4.5 million, which represented a decrease of approximately $1.4 million compared to December 31, 2025. As of March 31, 2026, we had negative net working capital of approximately $3.0 million, which represented a decrease of $5.0 million compared to December 31, 2025. As noted above, in May 2024 we sold our wholly-owned subsidiary Dagley Insurance Agency for approximately $15.0 million in cash, $7.4 million of which we received at closing. The Company received $4.0 million during 2025. Of the balance the Company is owed related to the sale of its insurance business, the Company received $2.0 million in the first seven months of 2026 and expects to receive the remaining $1.0 million in September 2026. On April 7, 2025, the Company repaid its $3.5 million convertible note (the “2023 Note”) in full. In March 2025, the Company completed a public offering of common stock (the "March 2025 Offering"), which resulted in the issuance and sale by the Company of 3,505,364 shares of common stock at an offering price of $0.68 per share and 832,639 shares of common stock at an offering price of $0.72 per share, generating gross proceeds of $3.0 million, of which the Company received total net proceeds of $2.9 million, after deducting underwriting discounts and other offering costs. In September 2025, the Company completed a public offering of common stock (the "September 2025 Offering"), which resulted in the issuance and sale by the Company of 3,450,000 shares of common stock at an offering price of $2.00 per share, generating gross proceeds of $6.9 million, of which the Company received total net proceeds of $6.5 million, after deducting underwriting discounts and other offering costs. The Company received $3.0 million in November 2025 related to the sale of its LiveBy business. In March 2026, the Company received $2.0 million in proceeds from a subordinated secured promissory note maturing in April 2027. The Company has short-term obligations totaling $8.7 million, consisting of a $5.0 million promissory note due in October 2026 and $3.7 million in liabilities related to legal settlements. In September 2024, the Company completed a private placement of senior secured convertible promissory notes with an aggregate principal amount of $5.0 million (the “2024 Notes”). The 2024 Notes were issued to an existing shareholder who beneficially owned more than 5% of the Company’s common stock and to the Chairman of the Company’s Board of Directors (the “2024 Offering”). The 2024 Notes mature in October 2026. In March 2026, the Company entered into a subordinated secured promissory note in the original principal amount of $2.0 million (the “Bridge Note”), which was increased to $3.0 million on May 29, 2026 when the Company and the original party agreed to amend and restate the Bridge Note. In response to the identified conditions, Bed Bath & Beyond, Inc. ("BBBY") has committed to provide financial support to the Company, for a year and one day following these issued financial statements. Based on BBBY's commitment and financial capacity, management believes it is probable that these plans will be effectively implemented and will mitigate the conditions that raised substantial doubt about the

Company’s ability to continue as a going concern for a period of at least one year from the date of the issuance of these condensed consolidated financial statements.
We anticipate that our existing balances of cash and cash equivalents and future expected cash flows generated from our operations, from the sale of our insurance business, and committed financial support will be sufficient to satisfy our operating requirements for at least the next twelve months from the date of the issuance of these unaudited interim condensed consolidated financial statements.
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
Cash Flows
Comparison of the Three Months Ended March 31, 2026 and 2025 (dollar amounts in thousands)

	Three Months Ended March 31,		Change
	2026	2025	Dollars	Percentage
Net cash used in operating activities	(99)	(5,733)	5,634	(98.3)%
Net cash used in investing activities	(523)	(815)	292	(35.8)%
Net cash (used in) provided by financing activities	(810)	7,329	(8,139)	(111.1)%
Cash Flows from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2026 consisted of a net loss of $8.2 million, non-cash charges of $3.3 million, including $0.6 million of stock-based compensation expense, $1.4 million of depreciation and amortization and $2.6 million of provision for credit losses, partially offset by $1.6 million in gains on the sales of mortgages. Changes in assets and liabilities were primarily driven by $62.2 million in mortgage loan originations, partially offset by $66.4 million in proceeds from the sales and principal payments on mortgage loans held for sale. Accounts receivables increased $1.7 million, partially offset by a $2.0 million increase in accounts payable, primarily due timing difference for agent payments resulting from increased transaction volume and related revenue growth.
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
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 primarily consisted of $0.5 million for purchases of intangible assets related to technology development.
Net cash used in investing activities for the three months ended March 31, 2025 primarily consisted of $0.7 million for purchases of intangible assets related to technology development.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 was primarily driven by a net decrease of approximately $2.5 million in warehouse lines of credit, partially offset by $2.0 million in proceeds from the Bridge Note.

Net cash provided by financing activities for the three months ended March 31, 2025 consisted primarily of the $3.0 million in proceeds from the issuance of common stock in connection with a public offering and the change of $4.7 million on our warehouse lines of credit.
NON-GAAP FINANCIAL MEASURE
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
Our CODM makes operating decisions and assesses performance based on the services of identified operating segments and has identified three operating and reportable segments: Real Estate Brokerage; Mortgage; and Title. Through its Real Estate Brokerage segment, the Company provides real estate brokerage services. Through its Mortgage segment, the Company provides residential loan origination and underwriting services. Through its Title segment, the Company provides title insurance, escrow, and settlement services to facilitate residential real estate transactions. Beginning in the fourth quarter of 2025, the Company determined that its Title operations meet the quantitative thresholds under ASC Topic 280, Segment Reporting, to be presented as a reportable segment. Following the sale of LiveBy in November 2025, the Company no longer presents its Technology operations as a reportable segment, as these activities no longer meet the quantitative thresholds or aggregation criteria for separate disclosure and are now managed and evaluated together with the Company’s other operating segments. Prior period segment information has been recast to conform to the current period presentation to reflect this change in reportable segments.
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
The Company has updated its segment reporting to include compensation and commission expenses as separate line items for each reportable segment beginning in fiscal year 2024. Prior period segment disclosures have been reclassified to conform to the current period presentation.
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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented (amount in thousands):

	Three Months Ended March 31,
	2026	2025
Loss before income tax	$(8,215)	$(5,629)
Stock based compensation	588	1,506
Depreciation and amortization	1,368	1,440
Litigation contingency	6	4
Other expense, net	610	1,205
Adjusted EBITDA	$(5,641)	$(1,474)
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Our Annual Report on Form 10-K for the year ended December 31, 2025 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the three months ended March 31, 2026.
Recent Accounting Standards
For information on recent accounting standards, see Note 3 to our condensed consolidated financial statements above.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses in our internal control over financial reporting, as further described below.
Notwithstanding the conclusion by our Interim Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of March 31, 2026, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

Our Interim Chief Executive Officer and our Chief Financial Officer concluded that we did not maintain an effective control environment based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”) which resulted in control deficiencies in principles associated with the control environment. Specifically, certain of the Company’s former executive officers failed to set an appropriate tone at the top. In addition, we did not maintain an effective risk assessment based on the criteria established in the COSO Framework which resulted in deficiencies in principles associated with the risk assessment component of the COSO Framework. Lastly, we did not generate and provide quality information and communication, which resulted in deficiencies in the principles associated with the information and communication component of the COSO Framework. Because, in the aggregate, these control deficiencies could have resulted in material misstatements to the Company’s quarterly consolidated financial statements that would not have been prevented or detected on a timely basis, management has determined they are material weaknesses in internal control.
The Company also did not maintain effective controls to ensure that share-based compensation grants were appropriately authorized in accordance with the Company's governance policies, are accurately communicated to the accounting function, and are subject to a sufficiently precise management review to verify the completeness, accuracy, and appropriateness of the related accounting and financial reporting.
The primary factor contributing to the material weaknesses was that during the course of the negotiations for an acquisition by the Company in 2021, our then-current Chief Financial Officer, along with our then-current Chief Executive Officer, negotiated and signed an agreement (the “Side Agreement”) that purported to bind the Company, without the requisite Board authorization or knowledge thereof. The Company has concluded that the Side Agreement did not bind the Company and that the Side Agreement and its discovery by the Board in April 2026 did not have a material effect on financial information included in the Company’s public filings. However, the tone at the top set by our former Chief Financial Officer and former Chief Executive Officer was insufficient to create the proper environment for effective internal control over financial reporting under the COSO Framework and to further the Company’s commitment to integrity and ethical values.
Remediation Plan and Status
With oversight and input from the Board, management has been continuing to design and implement changes in processes and controls to remediate the material weaknesses and to enhance our internal control over financial reporting and corporate culture as noted below:
•Appointment of a new Interim Chief Executive Officer and new Chief Financial Officer;
•Plans to review and enhance the Company’s Code of Ethics to clarify roles and responsibilities related to the Company’s financial reporting and disclosures;
•Plans to implement policies and general training programs for relevant management personnel and the Board on the approval process for entering into agreements on behalf of the Company;
•The Company plans to enhance its risk assessment procedures and conduct a comprehensive risk assessment that addresses the issues identified in this matter while also accounting for risks introduced by recent changes in the Company's business operations and structure;
•Plans to enhance the Company’s controls, policies, procedures and training related to timely and accurate communication and information sharing;
•Plans to formalize written policies and procedures establishing responsibility for guidelines, documentation and oversight of negotiations and discussions concerning certain agreements to which the Company is or will be a party; and
•Plans to identify and evaluate the process by which the Board reviews, approves, and authorizes transactions, including share based compensation grants.
Management believes the foregoing efforts, once fully implemented, will effectively remediate the material weaknesses described above. However, as the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to improve controls or determine to modify the remediation plan described above. In addition, the material weaknesses will not be considered formally remediated until the controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

(a)Changes in Internal Control Over Financial Reporting
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
In September 2024, Fathom Realty, a wholly-owned subsidiary of the Company, reached a nationwide settlement related to claims asserted in Burnett v. The National Association of Realtors, et al. As part of the settlement, Fathom Realty paid $0.5 million into a settlement fund on October 1, 2025, $0.5 million on January 2, 2026, and is obligated to pay an additional $1.95 million on or before October 1, 2026. The Company has included $1.95 million in other short-term liabilities in its balance sheet as of March 31, 2026. Fathom Realty has also agreed to adhere to the rule changes put forth by the NAR.
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
A fourth purported class action was filed against Fathom Realty, LLC and other real estate brokers on September 26, 2024 on behalf of buyers of residential property nationwide, and with an Illinois-specific sub-class. In the complaint, the Plaintiffs allege that Defendants conspired to raise buyer broker commissions in violation of Section 1 of the Sherman Act, the Illinois Antitrust Act, and the Illinois Consumer Fraud and Deceptive Business Practices Act. On December 16, 2024, the Company filed a Motion to Dismiss for Failure to State a Claim, and the plaintiffs filed an amended complaint in January 2025. The parties have agreed in principle to a settlement amount of $250 thousand, payable in 3 installments; however, the agreement remains subject to negotiation and execution of a mutually acceptable settlement agreement. The Company has included $167 thousand in accrued and other current liabilities and $83 thousand in other long-term liabilities in its balance sheet as of March 31, 2026.
My Home Group, which the Company acquired in November 2024, is a defendant in an active lawsuit in the United States District Court for the District of Arizona, filed in January 2024. In September 2025, the plaintiff filed for preliminary approval of the settlement agreement. The Company estimates the total cost of the settlement to be approximately $1.0 million. The Company has included $0.5 million in accrued and other current liabilities and $0.5 million in other long-term liabilities in its balance sheet as of March 31, 2026.
Fathom Realty, LLC is a defendant in an active lawsuit filed in August 2024 in the United States District Court for the Southern District of Florida. In September 2025, the court granted preliminary approval of a settlement agreement. The Company estimates the total cost of the settlement to be approximately $1.1 million. The Company has included $1.1 million in accrued and other current liabilities in its balance sheet as of March 31, 2026.
On January 28, 2026 the Company received written notice from TotalBrokerage alleging that MHG failed to remit certain subscription fees due in January 2026 under the parties’ subscription agreement (the "TotalBrokerage Agreement"). The TotalBrokerage matter involves an alleged claim amount of approximately $1.0 million.
The Company is currently evaluating the claims asserted by TotalBrokerage and assessing its contractual rights and obligations under the TotalBrokerage Agreement. At this time, the Company cannot reasonably estimate the ultimate outcome of this matter or determine whether a loss contingency exists or the amount of any potential loss, if any. Accordingly, no accrual has been recorded as of March 31, 2026. The Company will continue to evaluate this matter and will record a liability in a future period if and when a loss becomes probable and reasonably estimable.
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
Item 1A. Risk Factors.
For more information regarding risk factors that could affect our results of operations, financial condition, and liquidity, see the risk factors previously disclosed in our most recent Annual Report on Form 10-K, as filed with the SEC on March 30, 2026 and amended on April 30, 2026. The risks described in our Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock. There have been no material changes in risk factors relevant to our results of operations, financial condition, or liquidity since December 31, 2025.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities.
Sales of Unregistered Sales
None.
Issuer Repurchases of Equity Securities
There were no equity repurchases for the three months ended March 31, 2026. The approximate dollar value of shares that may yet be purchased pursuant to the repurchase program is $4.0 million. Management has no plans to repurchase additional shares at this time.
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

Item 6. Exhibits.

Exhibit Number	Description
2.1	Merger Agreement and Plan of Reorganization, dated June 16, 2026, by and between Company, Parent and Merger Sub (incorporated by reference to Exhibit 2.1 in the Form 8-K filed on June 17, 2026).

4.1	Subordinated Secured Promissory Note, dated March 18, 2026 (incorporated by reference to Exhibit 4.1 in the Form 8-K filed on March 23, 2026).

4.2	Amended and Restated Subordinated Secured Promissory Note, dated May 29, 2026 (incorporated by reference to Exhibit 4.1 in the Form 8-K filed on June 3, 2026).

10.1+	Employment Agreement by and between Fathom Realty Holdings, LLC and Lori Muller (incorporated by reference to Exhibit 10.1 in the Form 8-K filed on February 12, 2026).

10.2+	Giuggio Separation Agreement (incorporated by reference to Exhibit 10.2 in the Form 8-K filed on February 12, 2026).

10.3	Security Agreement, dated March 18, 2026 (incorporated by reference to Exhibit 10.1 in the Form 8-K filed on March 23, 2026).

10.4	Subsidiary Agreement, dated March 18, 2026 (incorporated by reference to Exhibit 10.2 in the Form 8-K filed on March 23, 2026).

10.5	Form of Limited Waiver and Omnibus Amendment to Senior Secured Convertible Promissory Notes (incorporated by reference to Exhibit 4.1 in the Form 8-K filed on June 3, 2026).

10.6
Form of Voting and Support Agreement, by and among the Company, Parent, and certain shareholders of the Company, dated June 16, 2026 (incorporated by reference to Exhibit 10.1 in the Form 8-K filed on June 17, 2026).

10.7+	Employment Agreement, by and between Fathom Holdings Inc. and Daniel Weinmann (incorporated by reference to Exhibit 10.1 in the Form 8-K filed on June 29, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2026 and 2025; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2026 and 2025; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the Three Months Ended March 31, 2026 and 2025; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________________________________________
+Management contract or compensatory plan.
*    Filed herewith.
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

FATHOM HOLDINGS INC.

Date: July 16, 2026	By:	/s/ Daniel Weinmann
Daniel Weinmann
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)