Form 10-Q
period 2026-06-30
Fathom Holdings Inc.
filed 2026-08-13
CIK 1753162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2026, the registrant had 34,207,238 shares of common stock outstanding.

FATHOM HOLDINGS INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2026

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,484	$5,773
Restricted cash	187	144
Accounts receivable	5,938	3,718
Other receivable - current	2,015	3,000
Mortgage loans held for sale, at fair value	17,282	15,479
Prepaid and other current assets	4,745	7,806
Total current assets	34,652	35,920
Property and equipment, net	1,556	1,606
Lease right of use assets	3,874	4,180
Intangible assets, net	15,595	18,576
Goodwill	17,668	17,668
Other assets	102	94
Total assets	$73,448	$78,044
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,320	$5,649
Accrued and other current liabilities	6,790	5,973
Warehouse lines of credit	16,831	15,106
Lease liability - current portion	1,735	1,663
Long-term debt - current portion	8,155	5,506
Total current liabilities	44,831	33,897
Lease liability, net of current portion	2,806	3,296
Long-term debt, net of current portion	76	80
Other long-term liabilities	1,868	3,332
Total liabilities	49,581	40,605
Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock (no par value, shares authorized, 100,000,000; shares issued and outstanding, 33,792,998 and 32,716,641 as of June 30, 2026 and December 31, 2025, respectively)	—	—
Additional paid-in capital	151,774	150,909
Accumulated deficit	(127,907)	(113,470)
Total shareholders' equity	23,867	37,439
Total liabilities and shareholders’ equity	$73,448	$78,044
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$114,612	$121,423	$201,014	$214,558
Commission and service costs	104,612	112,025	184,423	197,071
General and administrative	9,090	7,975	19,958	16,624
Marketing	1,583	1,404	2,903	2,774
Technology and development	2,931	1,839	4,374	3,776
Litigation contingency	199	6	205	10
Depreciation and amortization	537	553	1,096	1,107
Loss from operations	(4,340)	(2,379)	(11,945)	(6,804)

Other expense (income), net
Interest expense, net	218	207	328	363
Other nonoperating expense	1,622	944	2,121	1,993
Other expense, net	1,840	1,151	2,449	2,356
Loss before income taxes	(6,180)	(3,530)	(14,394)	(9,160)
Income tax expense	22	62	42	78
Net loss	$(6,202)	$(3,592)	$(14,436)	$(9,238)
Net loss per share:
Basic	$(0.19)	$(0.13)	$(0.44)	$(0.36)
Diluted	$(0.19)	$(0.13)	$(0.44)	$(0.36)
Weighted average common shares outstanding:
Basic	33,424,659	27,487,816	33,061,012	25,459,131
Diluted	33,424,659	27,487,816	33,061,012	25,459,131
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at March 31, 2026	33,324,652	$—	$151,447	$(121,705)	$29,742
Stock-based compensation, net of forfeitures	468,346	—	425	—	425
Other	—	—	(98)	—	(98)
Net loss	—	—	—	(6,202)	(6,202)
Balance at June 30, 2026	33,792,998	$—	$151,774	$(127,907)	$23,867

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at March 31, 2025	27,587,774	$—	$142,224	$(98,809)	$43,415
Stock-based compensation, net of forfeitures	522,346	—	945	—	945
Other	—	—	(68)	—	(68)
Net loss	—	—	—	(3,592)	(3,592)
Balance at June 30, 2025	28,110,120	$—	$143,101	$(102,401)	$40,700

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2025	32,716,641	$—	$150,909	$(113,470)	$37,439
Stock-based compensation, net of forfeitures	1,076,357	—	1,013	—	1,013
Other	—	—	(148)	—	(148)
Net loss	—	—	—	(14,436)	(14,436)
Balance at June 30, 2026	33,792,998	$—	$151,774	$(127,907)	$23,867

	Common Stock
	Number of Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2024	22,732,716	$—	$137,844	$(93,163)	$44,681
Stock-based compensation, net of forfeitures	1,039,401	—	2,450	—	2,450
Issuance of common stock for public offering	4,338,003		3,043		3,043
Discount of common stock for public offering	—	—	(126)	—	(126)
Other	—		(110)		(110)
Net loss	—	—	—	(9,238)	(9,238)
Balance at June 30, 2025	28,110,120	$—	$143,101	$(102,401)	$40,700
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

01
FATHOM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,436)	$(9,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,930	2,897
Non-cash lease expense	876	700
Deferred financing cost amortization	—	29
Other non-cash	7	—
Gain on sale of mortgages	(4,311)	(3,161)
Stock-based compensation	1,013	2,450
Deferred income taxes	(1,464)	3
Provision for credit losses	2,581	—
Change in operating assets and liabilities:
Accounts receivable	(2,220)	(2,928)
Prepaid and other current assets	1,465	(1,124)
Other assets	(8)	(5)
Accounts payable	5,671	4,476
Accrued and other current liabilities	817	73
Operating lease liabilities	(988)	(798)
Mortgage loans held for sale originations	(177,508)	(120,024)
Proceeds from sale and principal payments on mortgage loans held for sale	180,016	114,979
Net cash used in operating activities	(4,563)	(11,671)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(84)	(54)
Purchase of intangible assets	(815)	(1,385)
Proceeds from sale of business	—	4,000
Amounts paid for business and asset acquisitions, net of cash acquired	—	(120)
Net cash (used in) provided by investing activities	(899)	2,441
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(362)	(3,993)
Proceeds from debt	3,000	—
Deferred acquisition consideration payments	—	(33)
Borrowings from warehouse lines of credit	169,469	120,987
Repayment on warehouse lines of credit	(167,743)	(112,916)
Member distribution, net	(148)	—
Proceeds from the issuance of common stock in connection with a public offering	—	3,043
Payment of offering cost in connection with issuance of common stock in connection with public offering	—	(126)
Net cash provided by financing activities	4,216	6,962
Net decrease in cash, cash equivalents, and restricted cash	(1,246)	(2,268)
Cash, cash equivalents, and restricted cash at beginning of period	5,917	7,389
Cash, cash equivalents, and restricted cash at end of period	$4,671	$5,121
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$336	$90
Right of use assets obtained in exchange for new lease liabilities	$570	$1,213
Reconciliation of cash and restricted cash:
Cash and cash equivalents	$4,484	$4,879
Restricted cash	187	242
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$4,671	$5,121

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Consolidation and Presentation of Financial Statements
Fathom Holdings Inc. (“Fathom,” “Fathom Holdings,” and collectively with its consolidated subsidiaries and affiliates, the “Company”) is a national, technology-driven, real estate services platform integrating residential brokerage, mortgage, title, insurance services and supporting software called intelliAgent. The Company's brands include Fathom Realty, Encompass Lending Group ("Encompass"), intelliAgent, Real Results, MHG, and Verus Title.
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
Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $14.4 million and $9.2 million for the six months ended June 30, 2026 and 2025, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business organically and via acquisitions. The Company had cash and cash equivalents of $4.5 million and $5.8 million as of June 30, 2026 and December 31, 2025, respectively. On March 18, 2026, the Company entered into a subordinated secured promissory note in the original principal amount of $2.0 million with Bed Bath & Beyond, Inc. (“BBBY”), which was subsequently amended and restated on May 29, 2026 (as amended and restated, the “Bridge Note”) to, among other things, increase the original principal amount by $1.0 million. The Company will pay BBBY the principal amount under the Bridge Note on April 1, 2027 or such earlier date as the Bridge Note is required or permitted to be repaid provided by its terms. The Bridge Note bears interest at a rate equal to nine percent (9%) per annum, which is added to the principal amount at the end of each calendar month beginning in March 2026. The Company received $3.0 million during the first eight months of 2026 related to the sale of its insurance business, which was completed in May 2024.
The conditions described above — including the Company’s history of operating losses, its low cash position, and debt obligations discussed more fully in Note 8 below — raised substantial doubt about the Company’s ability to continue as a going concern. To address these conditions, BBBY has committed to provide financial support to the Company, for a year and one day following December 1, 2026. Based on BBBY's commitment and financial capacity, management believes it is probable that these plans will be effectively implemented and will mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of the issuance of these condensed consolidated financial statements.
Use of Estimates — The preparation of the unaudited interim condensed consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions, including those related to doubtful accounts, legal contingencies, income taxes, deferred tax asset valuation allowances, stock-based compensation, goodwill, estimated lives of intangible assets, and intangible asset impairment. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company might differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
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
Note 4. Intangible Assets, Net
Intangible assets, net consisted of the following (amounts in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$4,256	$(2,094)	$2,162
Software development	14,836	(10,181)	4,655
Agent relationships	10,038	(4,821)	5,217
Know-how	430	(430)	—
Data usage	4,031	(470)	3,561
	$33,591	$(17,996)	$15,595

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$4,256	$(1,881)	$2,375
Software development	14,027	(7,743)	6,284
Agent relationships	10,033	(4,105)	5,928
Know-how	430	(405)	25
Data-usage	4,031	(67)	3,964
	$32,777	$(14,201)	$18,576
Estimated future amortization of intangible assets as of June 30, 2026 was as follows (amounts in thousands):

Years Ending December 31,
2026 (remaining)	$5,601
2027	2,682
2028	2,581
2029	2,023
2030	1,834
Thereafter	874
Total	$15,595
The aggregate amortization expense for intangible assets was $2.5 million and $1.4 million, of which $2.0 million and $0.9 million was included in technology and development expense for the three months ended June 30, 2026 and 2025, respectively. During the three months ended June 30, 2026, the Company revised the estimated remaining useful life of certain internally developed software in connection with its decision to phase out and decommission the platform by September 30, 2026. As a result, the Company accelerated the amortization of the remaining carrying value of the affected software on a prospective basis. This change in estimate increased amortization expense recognized during the three months ended June 30, 2026.
The aggregate amortization expense for intangible assets was $3.8 million and $2.7 million, of which $2.8 million and $1.8 million was included in technology and development expense for the six months ended June 30, 2026 and 2025, respectively. As noted above, the Company revised the estimated remaining useful life of certain internally developed software, which prospectively accelerated the amortization of the remaining carrying value of the affected software. This change in accounting estimate increased amortization expense recognized during the six months ended June 30, 2026.
Note 5. Goodwill
The carrying amounts of goodwill by reportable segment as of June 30, 2026 and December 31, 2025 were as follows (amounts in thousands):

	Real Estate Brokerage	Mortgage	Title	Other (a)	Total
Balance at June 30, 2026	$4,407	$10,428	$929	$1,905	$17,668

	Real Estate Brokerage	Mortgage	Title	Other (a)	Total
Balance at December 31, 2025	$4,407	$10,428	$929	$1,905	$17,668
_____________________________________________________________
(a)Other comprises goodwill not assigned to a reportable segment.
The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates,

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the six months ended June 30, 2026, no events occurred that indicated it was more likely than not that goodwill was impaired. There were no accumulated impairment losses as of June 30, 2026. The Company plans to conduct an annual goodwill impairment test in the fourth quarter of 2026.
Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (amounts in thousands):

	June 30, 2026	December 31, 2025
Deferred annual fee	$676	$681
Due to sellers	845	936
Accrued compensation	830	901
Other accrued liabilities	4,439	3,455
Total accrued and other current liabilities	$6,790	$5,973
Note 7. Warehouse Lines of Credit
Encompass uses line of credit to temporarily finance mortgage loans pending their sale. The underlying warehouse lines of credit agreements, as described below, contain financial and other debt covenants. The warehouse credit facilities are classified as current liabilities on our balance sheets. The below table has dollars in millions.

	June 30, 2026
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted -Average Interest Rate on Outstanding Borrowings
Bank A1	$8.0	$4.1	6.06%
Bank B2	$10.0	$5.8	6.56%
Bank C3	$15.0	$6.9	6.06%

	December 31, 2025
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted -Average Interest Rate on Outstanding Borrowings
Bank A1	$8.0	$6.3	6.10%
Bank B2	$10.0	$2.3	6.46%
Bank C3	$10.0	$6.5	6.24%
(1) Bank A's interest on funds borrowed is equal to the greater of (i) 5.50%, or (ii) the 30-Day Secured Overnight Financing Rate ("SOFR") plus 2.438%. The agreement ends on August 31, 2026. Encompass was in compliance with debt covenants under this facility as of June 30, 2026.

(2) Bank B's interest on funds borrowed is equal to the note rate. The agreement does not expire and can be canceled by either party at any time. As of June 30, 2026, Encompass was not in compliance with certain of these debt covenants under this facility related to earnings. Encompass was in compliance with debt covenants under this facility as of June 30, 2026.

(3) Bank C's interest on funds borrowed is equal to the greater of 4.50%, or the 30-Day SOFR plus 2.40%. The agreement ends in May 2027. Encompass was in compliance with debt covenants under this facility as of June 30, 2026.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Debt
Total debt consisted of the following (amounts in thousands):

	June 30, 2026	December 31, 2025
3.75% Small Business Administration installment loan due May 2050	$98	$102
Convertible note payable	5,000	5,000
Promissory note payable	—	53
Bridge note	3,052	—
Director and officer (D&O) insurance policy promissory note[1]	—	102
Executive and officer (E&O) insurance policy promissory note[2]	81	329
Total debt	8,231	5,586
Long-term debt, current portion	(8,155)	(5,506)
Long-term debt, net of current portion	$76	$80
(1) The 2025 D&O note carries a 7.80% interest rate and is payable quarterly with the last quarterly payment due in June 2026.
(2) The 2025 E&O note carries a 12.25% interest rate and is payable monthly with the last monthly payment being due in August 2026.
Promissory Note
In connection with the acquisition of My Home Group (“MHG”) in November 2024, the Company assumed a promissory note with a principal balance of $0.2 million, bearing an annual interest rate of 8.5%. The note was payable in 20 equal monthly installments of $13,413, with the final payment made in April 2026.
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
The Company failed to timely file with the Securities and Exchange Commission (the “Commission”) its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 (the “Q1 Form 10-Q”), as required under Section 13(a) of the Exchange Act, which failure constituted an Event of Default under Section 6(a)(viii) of the 2024 Notes (the “Existing Filing Default”). The Company’s failure also constituted a breach under the SPA, which requires the Company to satisfy the current public information requirement under Rule 144(c) under the Securities Act (the “Existing SPA Default”), as well as a cross-default under Section 6(a)(iii) of the 2024 Notes (collectively with the Existing Filing Default and the Existing SPA Default, the “Existing Defaults”).
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
In consideration for the Holders’ agreement to waive the Existing Defaults, the Waiver provides for amendments to certain terms of the 2024 Notes, including an increase in the minimum interest rate floor from 8% per annum to 10% per annum. Further, during the continuance of the Existing Filing Default (from the date the Q1 Form 10-Q was required to be filed through the date on which the Q1 Form 10-Q is actually filed with the Commission), interest on the outstanding principal amount of the 2024 Notes shall accrue at a rate equal to 18% per annum (the “Default Rate”) in lieu of the interest rate otherwise applicable under the 2024 Notes. Upon the Company's cure of the Existing Filing Default, the interest rate on the 2024 Notes reverted to the rate otherwise applicable under the 2024 Notes. As of June 30, 2026, the Company was in compliance with the covenants under the 2024 Notes.
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
The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:
•Agreed prices from Interest Rate Lock Commitments (“IRLC”);
•Trading prices for derivative instruments; and
•Closing prices at June 30, 2026 and December 31, 2025 for derivative instruments.
The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$17,282	$—	$17,282
Derivative assets	—	—	45	45
Derivative liabilities	—	—	(64)	(64)
	$—	$17,282	$(19)	$17,263

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$15,479	$—	$15,479
Derivative assets	—	—	41	41
Derivative liabilities	—	—	(57)	(57)
	$—	$15,479	$(16)	$15,463
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The table below presents certain information related to lease costs for the Company’s operating leases (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$500	$343	$876	$700
Short-term lease expense	214	147	367	291
Total lease cost	$714	$490	$1,243	$991
The following table presents the weighted average remaining lease term and the weighted average discount rate related to operating leases:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (in years) - operating leases	2.9	3.2
Weighted average discount rate - operating leases	8.44%	8.33%
The following table presents the maturities of lease liabilities (amounts in thousands):

Years Ended December 31,	Operating Leases
2026 (remaining)	$1,044
2027	1,960
2028	1,395
2029	270
2030	190
Thereafter	301
Total minimum lease payments	5,160
Less effects of discounting	(619)
Present value of future minimum lease payments	$4,541

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Shareholders’ Equity
On March 10, 2022, the Company’s Board of Directors authorized an expenditure of up to $10.0 million for the repurchase of shares of the Company’s common stock. The share repurchase program does not have a fixed expiration. Under the program, repurchases can be made from time-to-time using a variety of methods, including open market transactions, privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended or discontinued at any time at the Company’s discretion. There were no equity repurchases during the six months ended June 30, 2026 and the full year ended December 31, 2025, leaving approximately $4.0 million remaining under the share repurchase authorization.
In March 2025, the Company completed a public offering (the "March 2025 Offering"), which resulted in the issuance and sale by the Company of 3,505,364 shares of common stock at an offering price of $0.68 per share and 832,639 shares of common stock at an offering price of $0.72 per share, generating gross proceeds of $3.0 million, of which the Company received total net proceeds of $2.9 million, after deducting underwriting discounts and other offering costs. The Company issued and sold shares of its common stock to certain investors and members of the Company’s Board.
In September 2025, the Company completed a public offering (the "September 2025 Offering"), which resulted in the issuance and sale by the Company of 3,450,000 shares of common stock at an offering price of $2.00 per share, generating gross proceeds of $6.9 million, of which the Company received total net proceeds of $6.5 million, after deducting underwriting discounts and other offering costs. The Company issued and sold shares of its common stock to certain investors.
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
Restricted Stock Awards
The following is the restricted stock award activity for the three and six months ended June 30, 2026:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	134,581	$2.88
Granted	—	—
Vested	(34,375)	3.67
Forfeited	0	—
Nonvested at March 31, 2026	100,206	$2.61
Granted	—	—
Vested	—	—
Forfeited	(41,000)	3.73
Nonvested at June 30, 2026	59,206	$1.83
Restricted Stock Unit Awards
During 2025, the Company commenced granting restricted stock units to employees and agents.
The following is the restricted stock unit award activity for the three and six months ended June 30, 2026:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	2,048,090	$1.36
Granted	619,187	0.93
Vested	(608,011)	1.35
Forfeited	(10,273)	1.94
Nonvested at March 31 2026	2,048,993	$1.23
Granted	53,940	0.95
Vested	(133,270)	1.23
Forfeited	(610,356)	0.81
Nonvested at June 30, 2026	1,359,307	$1.41
Stock Option Awards
The Company did not grant stock option awards during the six month period ended June 30, 2026.
Stock-based Compensation expense
Stock-based compensation expense related to all awards issued under the Company’s stock compensation plans for the three and six months ended June 30, 2026 and 2025 was as follows (amounts in thousands):

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commission and service costs	$205	$444	$504	$1,106
General and administrative	220	489	508	1,302
Marketing	—	12	1	43
Total stock-based compensation	$425	$945	$1,013	$2,451
At June 30, 2026, the total unrecognized compensation cost related to nonvested restricted stock awards was approximately $0.1 million, which is expected to be recognized over a weighted average period of approximately thirteen months.
At June 30, 2026, the total unrecognized compensation cost related to nonvested restricted stock units was $0.8 million, which the Company expects to recognize over a weighted average period of approximately nine months.
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
In the March 2025 Offering, the Company issued and sold shares of its common stock to certain investors and members of the Company’s Board.
The Company leases office from entities affiliated with certain of our employees. Rent expense was $0.03 million and $0.06 million, for the three and six months ended June 30, 2026, respectively, and $0.03 million and $0.06 million for the three and six months ended June 30, 2025, respectively.
Marketing expense for the three and six months ended June 30, 2026 and 2025 included approximately $0.1 million and $0.1 million, respectively, paid to related parties in exchange for the Company receiving marketing services.
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
The calculation of basic and diluted net loss per share attributable to common stock was as follows (amounts in thousands except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stock—basic and diluted	$(6,202)	$(3,592)	$(14,436)	$(9,238)
Denominator:
Weighted-average basic and diluted shares outstanding	33,424,659	27,487,816	33,061,012	25,459,131

Net loss per share attributable to common stock—basic and diluted	$(0.19)	$(0.13)	$(0.44)	$(0.36)

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	41,723	147,707	41,723	147,707
Non-vested restricted stock awards	100,206	192,907	100,206	192,907
Non-vested restricted stock units	1,629,307	1,915,211	1,629,307	1,915,211
Common stock warrants	—	240,100	—	240,100
Convertible debt	1,759,804	1,176,471	1,759,804	1,176,471
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
The Company has historically maintained a valuation allowance against deferred tax assets and reported only minimal current state tax expense. For each of the three and six months ended June 30, 2026 the Company recorded income tax expense of approximately $0.02 million and $0.04 million, respectively, and $0.06 million and $0.08 million for the three and six months ended June 30, 2025, respectively. The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses, but records a net deferred tax liability when reversals of deferred tax liabilities that relate to indefinite-live intangible assets may not be used in realizing deferred tax assets.
The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The application of this interpretation did not have any impact on the Company’s condensed consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the six months ended June 30, 2026 or the year ended December 31, 2025. Due to the Company's carryforward of net operating losses, the statute of limitations remains open subsequent to and including the year ended December 31, 2015.
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
Note 16. Segment Reporting
The Company's Chief Operating Decision Maker ("CODM") is its Interim Chief Executive Officer (CEO), who is responsible for evaluating the performance of the Company's operating segments and allocating resources. The Company identifies an operating segment as a component: (i) that engages in business activities from which it may earn revenues and incur expenses; (ii) that has available discrete financial information; and (iii) whose operating results are regularly reviewed by the CODM. The Company does not conduct business outside of the United States and no single customer accounts for more than 10% of total revenue in any reporting period.
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Key operating data for the reportable segments for the three and six months ended June 30, 2026 and 2025 are set forth in the tables below (amounts in thousands):

	Three Months Ended June 30, 2026
	Real Estate Brokerage	Mortgage	Title	Total
Revenue	$106,970	$5,681	$1,950	$114,601
Intersegment revenue	—	—	32	32
Total segment revenue	106,970	5,681	1,982	114,633
Corporate and other services (a)				392
Elimination of intersegment revenue				(413)
Total revenue				114,612
Less:
Commissions	101,711	1,538	278
Compensation	1,343	1,550	956
Other segment expenses	2,782	2,337	794
Adjusted EBITDA by segment	1,134	256	(46)	1,344
Corporate and other services (a) expenses				(2,498)
Stock based compensation				(425)
Litigation contingency				(199)
Depreciation and amortization				(2,562)
Other income (expense), net				(1,840)
Loss before income tax				$(6,180)

	Three Months Ended June 30, 2025
	Real Estate Brokerage	Mortgage	Title	Total
Revenue	$115,979	$3,316	$1,492	$120,787
Intersegment revenue	—	—	32	32
Total segment revenue	115,979	3,316	1,524	120,819
Corporate and other services (a)				1,054
Elimination of intersegment revenue				(450)
Total revenue				121,423
Less:
Commissions	111,334	984	217
Compensation	1,537	1,042	958
Other segment expenses	1,007	1,376	621
Adjusted EBITDA by segment	2,101	(86)	(272)	1,743
Corporate and other services (a) expenses				(1,713)
Stock based compensation				(945)
Litigation contingency				(6)
Depreciation and amortization				(1,458)
Other expense (income), net				(1,151)
Loss before income tax				$(3,530)

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2026
	Real Estate Brokerage	Mortgage	Title	Total
Revenue	$188,308	$9,164	$3,531	$201,003
Intersegment revenue	—	—	63	63
Total segment revenue	188,308	9,164	3,594	201,066
Corporate and other services (a)				773
Elimination of intersegment revenue				(825)
Total revenue				201,014
Less:
Commissions	179,612	2,444	581
Compensation	2,675	2,854	1,925
Other segment expenses	7,945	3,933	1,436
Adjusted EBITDA by segment	(1,924)	(67)	(348)	(2,339)
Corporate and other services (a) expenses				(4,457)
Stock based compensation				(1,013)
Litigation contingency				(205)
Depreciation and amortization				(3,930)
Other income (expense), net				(2,450)
Loss before income tax				$(14,394)

	Six Months Ended June 30, 2025
	Real Estate Brokerage	Mortgage	Title	Total
Revenue	$204,854	$5,919	$2,505	$213,278
Intersegment revenue	—	—	65	65
Total segment revenue	204,854	5,919	2,570	213,343
Corporate and other services (a)				2,117
Elimination of intersegment revenue				(902)
Total revenue				214,558
Less:
Commissions	195,744	1,687	335
Compensation	2,850	2,096	1,810
Other segment expenses	2,574	2,599	1,126
Adjusted EBITDA by segment	3,686	(463)	(701)	2,522
Corporate and other services (a) expenses				(3,969)
Stock based compensation				(2,450)
Litigation contingency				(10)
Depreciation and amortization				(2,897)
Other expense (income), net				(2,356)
Loss before income tax				$(9,160)

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
On November 28, 2025, the Company completed the sale of its LiveBy business (the "LiveBy Disposal Group"), to a third party. The LiveBy Disposal Group had been included in the Company's Technology segment. The purchase price included cash of $3.0 million, excluding closing adjustments. The sale also provided the Company access to certain LiveBy technology products for a period of five years, commencing on the closing date, at no cost. The future use of LiveBy products was treated as non-cash consideration in the sale and measured at fair value using the income approach. The fair value was determined by estimating the discrete future cash flows attributable to the use of the products over the contractual term of five years, and discounting those cash flows to their present value using a risk-adjusted discount rate of 15.5%. The Company recognized an intangible asset of approximately $4.0 million related to the data usage which will be amortized over its five-year contractual life.
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
In September 2024, Fathom Realty, a wholly-owned subsidiary of the Company, reached a nationwide settlement related to claims asserted in Burnett v. The National Association of Realtors, et al. As part of the settlement, Fathom Realty paid $0.5 million into a settlement fund on October 1, 2025, $0.5 million on January 2, 2026, and is obligated to pay an additional $1.95 million on or before October 1, 2026, which the Company has included in other short-term liabilities in its balance sheet as of June 30, 2026. Fathom Realty has also agreed to adhere to the rule changes put forth by the NAR.
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
A fourth purported class action was filed against Fathom Realty, LLC and other real estate brokers on September 26, 2024 on behalf of buyers of residential property nationwide, and with an Illinois-specific sub-class. In the complaint, the Plaintiffs allege that Defendants conspired to raise buyer broker commissions in violation of Section 1 of the Sherman Act, the Illinois Antitrust Act, and the Illinois Consumer Fraud and Deceptive Business Practices Act. On December 16, 2024, the Company filed a Motion to Dismiss for Failure to State a Claim, and the plaintiffs filed an amended complaint in January 2025. The parties have agreed in principle to a settlement amount of $0.3 million, payable in three installments; however, the agreement remains subject to negotiation and execution of a mutually acceptable settlement agreement. The Company has included $0.2 million in accrued and other current liabilities and $0.1 million in other long-term liabilities in its consolidated balance sheet as of June 30, 2026.
My Home Group, which the Company acquired in November 2024, is a defendant in a lawsuit filed in January 2024 in the United States District Court for the District of Arizona. On February 5, 2026, the Court granted final approval of the settlement. The period to file any appeals expired on March 9, 2026, and no appeals were filed, making the settlement final. The total settlement amount is $1.0 million. As of June 30, 2026, the Company had paid $0.1 million in December 2025,

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
with an additional $0.4 million paid on August 3, 2026. The remaining $0.5 million is due on or before March 9, 2027. Accordingly, the Company has recorded $0.5 million in other current liabilities in its consolidated balance sheet as of June 30, 2026.
Fathom Realty, LLC was a defendant in a lawsuit filed in August 2024 in the United States District Court for the Southern District of Florida. The Court granted final approval of the settlement, resolving the matter. The total settlement amount was approximately $1.1 million. The Company made a settlement payment of approximately $0.8 million on May 26, 2026, an additional payment of approximately $0.2 million on July 1, 2026, and has a remaining payment obligation of approximately $0.2 million. The Company has included $0.2 million in accrued and other current liabilities in its balance sheet as of June 30, 2026.
On January 28, 2026 the Company received written notice from TotalBrokerage alleging that MHG failed to remit certain subscription fees due in January 2026 under the parties’ subscription agreement (the “TotalBrokerage Agreement”). The TotalBrokerage matter involves an alleged claim amount of approximately $1.0 million.
The Company is currently evaluating the claims asserted by TotalBrokerage and assessing its contractual rights and obligations under the TotalBrokerage Agreement. At this time, the Company cannot reasonably estimate the ultimate outcome of this matter or determine whether a loss contingency exists or the amount of any potential loss, if any. Accordingly, no accrual has been recorded as of June 30, 2026. The Company will continue to evaluate this matter and will record a liability in a future period if and when a loss becomes probable and reasonably estimable.
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

Assets in Escrow
In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions, and is responsible for the proper disposition of these balances for its customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The balance amounted to $6.0 million and $3.2 million at June 30, 2026 and December 31, 2025, respectively.
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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
activities. Such audits and examinations could result in additional actions, penalties or fines by state or federal government bodies, regulators or the courts.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Subsequent Events
As previously reported, on April 10, 2026, Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).
On July 6, 2026, the Company received written communication from Nasdaq notifying the Company that, for the last 10 consecutive business days, from June 19, 2026 through July 6, 2026, the closing bid price of the Company’s common stock had been at least $1.00 per share. Accordingly, the Company has regained compliance with the Bid Price Rule, and Nasdaq now considers this matter closed.
The Company has evaluated subsequent events through the date these financial statements were issued and has determined that, other than the matters discussed above, there were no events or transactions occurring during this period that would require recognition or disclosure in the condensed consolidated financial statements.

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
Corporate Developments During 2026

During 2026, the Company implemented several leadership and growth initiatives to support agent productivity, expansion, and long-term operational performance.
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
As of June 30, 2026 and June 30, 2025, we had approximately 9,768 and 13,931 agents, respectively, representing decline of approximately 29.9%. The decrease in agent count during the period was primarily driven by a strategic review and rationalization of the Company’s agent base, including the removal of inactive and non-producing agents. Additionally, beginning in 2026, the Company transitioned from reporting agent licenses to reporting agent counts, which also contributes to the lower reported number and does not reflect a decline in underlying agent demand or engagement. As a result, the Company recast its agent count as of June 30, 2026 for comparative purposes.
Reportable Segments
The Company's Chief Operating Decision Maker ("CODM") is its Interim Chief Executive Officer (CEO), who is responsible for evaluating the performance of the Company's operating segments and allocating resources. The Company identifies an operating segment as a component: (i) that engages in business activities from which it may earn revenues and incur expenses; (ii) that has available discrete financial information; and (iii) whose operating results are regularly reviewed by the CODM. The Company does not conduct business outside of the United States and no single customer accounts for more than 10% of total revenue in any reporting period.

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
Operating Expenses
Commission and service costs
Commission and service costs consists primarily of agent commissions, less fees paid by the Company to agents, order fulfillment, share-based compensation for agents, title searches, and direct cost to fulfill the services provided for our brokerage, mortgage lending, title service and other services provided.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025 (dollar amounts in thousands)
Revenue

	Three Months Ended June 30,		Change
	2026	2025	Dollars	Percentage
Gross commission income	$106,970	$115,979	$(9,009)	(8)%
Other service revenue	7,642	5,444	2,198	40%
Revenue	$114,612	$121,423	$(6,811)	(6)%
For the three months ended June 30, 2026, gross commission income decreased by approximately $9.0 million, or 8%, as compared with the three months ended June 30, 2025. This decrease was primarily attributable to a 15.0% decrease in transaction volume; specifically, we had 10,808 real estate transactions during the three months ended June 30, 2026, compared to 12,710 transactions during the three months ended June 30, 2025. Our transaction volume decreased primarily due to a reduction in our agent count and continued softness in existing home sales. During the three months ended June 30, 2026, average revenue per transaction was $9,897, a 8.5% increase, as compared to $9,125 during the three months ended June 30, 2025, which is primarily attributable to higher transaction volumes generated through the Fathom Elevate plan, the Company's concierge-level plan.
For the three months ended June 30, 2026, other service revenue increased by approximately $2.2 million, or 40%, as compared with the three months ended June 30, 2025. This increase was primarily attributable to growth in title service transaction volume, reflecting organic expansion, increased walkover activity, and continued growth in the Company’s mortgage business.

	Three Months Ended June 30,		Change
	2026	2025	Dollars	Percentage
Commission and service costs	$104,612	$112,025	$(7,413)	(6.6)%
General and administrative	9,090	7,975	1,115	14.0%
Marketing	1,583	1,404	179	12.7%
Technology and development	2,931	1,839	1,092	59.4%
Litigation contingency	199	6	193	100.0%
Depreciation and amortization	537	553	(16)	(2.9)%
Total operating expenses	$118,952	$123,802	$(4,850)	(3.9)%

For the three months ended June 30, 2026, commission and service costs decreased by approximately $7.4 million, or 6.6%, as compared with the three months ended June 30, 2025. Commission and service costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the decrease in commission and service costs compared to the same period in 2025 was primarily attributable to a decrease in agent commissions.
For the three months ended June 30, 2026, general and administrative expenses increased by approximately $1.1 million, or 14%, as compared with the three months ended June 30, 2025. The increase was primarily due to higher professional fees, and other corporate operating expenses incurred to support the Company's operations.
For the three months ended June 30, 2026, total marketing expenses increased by approximately $0.2 million, or 13%, as compared with the three months ended June 30, 2025. The increase was primarily due to the Company's investment in growth.
For the three months ended June 30, 2026, total technology and development expenses decreased by approximately $1.1 million, or 59.4%, as compared with the three months ended June 30, 2025. The decrease was primarily attributable to the Company’s divestiture of its LiveBy business in November 2025.

For the three months ended June 30, 2026, total litigation contingency expenses increased by approximately $0.02 million, or 100.0%, as compared with the three months ended June 30, 2025. The increase was primarily due to the recognition of litigation settlement expense associated with the preliminary approval of the settlement of the Fathom Realty lawsuit filed in August 2024 in the United States District Court for the Southern District of Florida. See Part II. Item 1 for a discussion of the lawsuit.
For the three months ended June 30, 2026, depreciation and amortization expenses decreased by approximately $0.02 million, or 3%, as compared with the three months ended June 30, 2025. The decrease was due to the absence of amortization related to our LiveBy business that we sold in November 2025.
Income Taxes
The Company recorded income tax (benefit) expense of approximately $0.02 million and $0.06 million for the three months ended June 30, 2026 and 2025, respectively. This tax expense is primarily the result of current state income tax liabilities and deferred tax expense related to deferred tax liabilities that cannot be fully offset by deferred tax assets.
Comparison of the Six Months Ended June 30, 2026 and 2025 (dollar amounts in thousands)

	Six Months Ended June 30,		Change
	2026	2025	Dollars	Percentage
Gross commission income	$188,308	$204,854	$(16,546)	(8.1)%
Other service revenue	12,706	9,704	3,002	30.9%
Total revenue	$201,014	$214,558	$(13,544)	(6.3)%
For the six months ended June 30, 2026, gross commission income decreased by approximately $16.5 million, or 8.1%, as compared with the six months ended June 30, 2025. This decrease was primarily attributable to a 13.7% decrease in transaction volume; we had 19,358 real estate transactions during the six months ended June 30, 2026, compared to 22,425 transactions during the six months ended June 30, 2025. Our transaction volume decreased primarily due to a reduction in our agent count and continued softness in existing home sales. During the six months ended June 30, 2026, average revenue per transaction was $9,728, a 6.5% increase compared to $9,135 during the six months ended June 30, 2025, primarily attributable to higher transaction volumes generated through the Fathom Elevate plan.
For the six months ended June 30, 2026, other service revenue increased by approximately $3.0 million, or 31%, as compared with the six months ended June 30, 2025. This increase was primarily attributable to growth in title service transaction volume, reflecting organic expansion, increased walkover activity, and continued growth in the Company’s mortgage business.

	Six Months Ended June 30,		Change
	2026	2025	Dollars	Percentage
Commission and service costs	$184,423	$197,071	$(12,648)	(6.4)%
General and administrative	19,958	16,624	3,334	20.1%
Marketing	2,903	2,774	129	4.7%
Technology and development	4,374	3,776	598	15.8%
Litigation contingency	205	10	195	100.0%
Depreciation and amortization	1,096	1,107	(11)	(1.0)%
Total operating expenses	$212,959	$221,362	$(8,403)	(3.8)%

For the six months ended June 30, 2026, commission and service costs decreased by approximately $12.6 million, or 6.4%, as compared with the six months ended June 30, 2025. Commission and service costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the decrease in commission and service costs compared to the same period in 2025 was primarily attributable to a decrease in agent commissions.
For the six months ended June 30, 2026, general and administrative expenses increased by approximately $3.3 million, or 20.1%, as compared with the six months ended June 30, 2025. The increase was primarily attributable to higher bad debt expense associated with agent fees.
For the six months ended June 30, 2026, total marketing expenses increased by approximately $0.1 million, or 4.7%, as compared with the six months ended June 30, 2025. The increase was primarily due to the Company's investment in growth.
For the six months ended June 30, 2026, total technology and development expenses decreased by approximately $0.6 million, or 15.8%, as compared with the six months ended June 30, 2025. The decrease was primarily attributable to the Company’s divestiture of its LiveBy business in November 2025.
For the six months ended June 30, 2026, total litigation contingency expenses increased by approximately $0.2 million, or 100.0%, as compared with the six months ended June 30, 2025. The increase was primarily due to the recognition of litigation settlement expense associated with the preliminary approval of the settlement of the Fathom Realty lawsuit filed in August 2024 in the United States District Court for the Southern District of Florida. See Part II. Item 1 for a discussion of the lawsuit.
For the six months ended June 30, 2026, depreciation and amortization expenses decreased by approximately $11.0 thousand, or 1.0%, as compared with the six months ended June 30, 2025. The decrease was due to the absence of amortization related to our LiveBy business that we sold in November 2025.
Income Taxes
The Company recorded income tax expense of approximately $0.04 million and $0.08 million for the six months ended June 30, 2026 and 2025, respectively. This tax expense is primarily the result of current state income tax liabilities and deferred tax expense related to deferred tax liabilities that cannot be fully offset by deferred tax assets.
Liquidity and Capital Resources (dollar amounts in thousands)
Capital Resources

	June 30, 2026	December 31, 2025	Change
			Dollars	Percentage
Current assets	34,652	35,920	(1,268)	(4)%
Current liabilities	44,831	33,897	10,934	32%
Net working capital	$(10,179)	$2,023	$(12,202)	(603)%
To date, our principal sources of liquidity have been the net proceeds we received through public offerings and private sales of our common stock, the sale of one of our businesses, as well as proceeds from loans. As of June 30, 2026, our cash and cash equivalents (including restricted cash) totaled approximately $4.7 million, which represented a decrease of approximately $1.2 million compared to December 31, 2025. As of June 30, 2026, we had net working capital of approximately negative $10.2 million, which represented a decrease of $12.2 million compared to December 31, 2025. As noted above, in May 2024 we sold our wholly-owned subsidiary, Dagley Insurance Agency for approximately $15.0 million in cash, $7.4 million of which we received at closing. The Company received $4.0 million during 2025. Of the balance the Company is owed related to the sale of its insurance business, the Company received $2.6 million in the first eight months of 2026 and received the outstanding $0.4 million from BBBY as part of debt purchase. On April 7, 2025, the Company repaid its $3.5 million convertible note (the “2023 Note”) in full. In March 2025, the Company completed a public offering of common stock (the "March 2025 Offering"), which resulted in the issuance and sale by the Company of 3,505,364 shares of common stock at an offering price of $0.68 per share and 832,639 shares of common stock at an offering price of $0.72 per share, generating gross proceeds of $3.0 million, of which the Company received total net proceeds of $2.9 million, after deducting underwriting discounts and other offering costs. In September 2025, the Company completed a public offering of common stock (the "September 2025 Offering"), which resulted in the issuance and sale by the Company of 3,450,000 shares of common stock at an offering price of $2.00 per share, generating gross proceeds of $6.9 million, of which the Company received total net proceeds of $6.5 million, after deducting underwriting discounts and other offering costs. The Company received $3.0 million in November 2025 related to the sale of its LiveBy business. The Company has short-term obligations totaling $8.7 million, consisting of a $5.0 million promissory note due in October 2026 and $3.7 million in liabilities related to legal settlements. In September 2024, the Company completed a private placement of senior secured convertible promissory notes with an aggregate principal amount of $5.0 million (the “2024 Notes”). The 2024 Notes were issued to an existing shareholder who beneficially owned more than 5% of the Company’s common stock and to the Chairman of the Company’s Board of Directors (the “2024 Offering”). The 2024 Notes mature in October 2026. In March 2026, the Company entered into a subordinated secured promissory note in the original principal amount of $2.0 million (the “Bridge Note”), which was increased to $3.0 million on May 29, 2026 when the Company and the original party agreed to amend and restate the Bridge Note. In response to the identified conditions, Bed Bath & Beyond, Inc. ("BBBY") has committed to provide financial support to the Company, for a year and one day following December 1, 2026. Based on BBBY's commitment and financial capacity, management believes it is probable that these plans will be effectively implemented and will mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of the issuance of these condensed consolidated financial statements.
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
Cash Flows
Comparison of the Six Months Ended June 30, 2026 and 2025 (dollar amounts in thousands)

	Six Months Ended June 30,		Change
	2026	2025	Dollars	Percentage
Net cash used in operating activities	(4,563)	(11,671)	7,108	(61)%
Net cash (used in) provided by investing activities	(899)	2,441	(3,340)	(137)%
Net cash provided by financing activities	4,216	6,962	(2,746)	(39)%
Cash Flows from Operating Activities
Net cash used in operating activities for the six months ended June 30, 2026 consisted of a net loss of $14.4 million, non-cash charges of $6.9 million, including $1.0 million of stock-based compensation expense, $3.9 million of depreciation and amortization and $2.6 million of provision for credit losses, partially offset by $4.3 million in gains on the sales of mortgages. Changes in assets and liabilities were primarily driven by $177.5 million in mortgage loan originations, partially offset by $180.0 million in proceeds from the sales and principal payments on mortgage loans held for sale.
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

Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 primarily consisted of $0.8 million purchases of intangible assets related to technology development.
Net cash provided by investing activities for the six months ended June 30, 2025 primarily consisted of proceeds from the sale of Dagley Insurance Agency completed in May 2024 of $4.0 million, partially offset by the purchases of intangible assets related to technology development of $1.4 million.
Cash Flows from Financing Activities
Net cash provided in financing activities for the six months ended June 30, 2026 was driven by a net decrease of approximately $1.7 million in warehouse lines of credit, offset by $3.0 million in proceeds from the Bridge Note.
Net cash provided in financing activities for the six months ended June 30, 2025 consisted primarily of the $3.0 million in proceeds from the issuance of common stock in connection with a public offering and the change of $8.1 million on our warehouse lines of credit, and the repayment of a $3.5 million convertible note.
NON-GAAP FINANCIAL MEASURE
The Company's Chief Operating Decision Maker ("CODM") is its Interim Chief Executive Officer (CEO), who is responsible for evaluating the performance of the Company's operating segments and allocating resources. The Company identifies an operating segment as a component: (i) that engages in business activities from which it may earn revenues and incur expenses; (ii) that has available discrete financial information; and (iii) whose operating results are regularly reviewed by the CODM. The Company does not conduct business outside of the United States and no single customer accounts for more than 10% of total revenue in any reporting period.
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
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented (amount in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss before income tax	$(6,180)	$(3,530)	$(14,394)	$(9,160)
Stock based compensation	425	945	1,013	2,450
Depreciation and amortization	2,562	1,458	3,930	2,897
Litigation contingency	199	6	205	10
Other expense, net	1,840	1,151	2,449	2,356
Adjusted EBITDA	$(1,154)	$29	$(6,797)	$(1,447)
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Our Annual Report on Form 10-K for the year ended December 31, 2025 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the six months ended June 30, 2026.
Recent Accounting Standards
For information on recent accounting standards, see Note 3 to our condensed consolidated financial statements above.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on the evaluation of our Interim Chief Executive Officer and Chief Financial Officer, it was concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, management identified material weaknesses in internal control over financial reporting related to the Company's control environment, risk assessment, information and communication, and controls over the authorization, communication, and accounting for share-based compensation. These material weaknesses arose principally from deficiencies in executive governance and the authorization and communication of significant agreements.
During the quarter ended June 30, 2026, under the oversight of the Board of Directors, the Company completed its remediation efforts. The Company appointed new executive leadership, strengthened Board oversight of significant transactions, implemented formal policies and procedures governing the authorization, approval, execution, and communication of significant agreements and share-based compensation awards, enhanced its information and communication processes, reinforced its Code of Business Conduct and Ethics and related governance training, and implemented additional management review controls designed to verify the completeness, accuracy, and authorization of significant agreements and share-based compensation transactions.
Management evaluated the design and operating effectiveness of these controls and concluded that they have operated effectively for a sufficient period of time to provide reasonable assurance that material misstatements would be prevented or detected on a timely basis. Accordingly, management concluded that the material weaknesses previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 have been remediated as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter.
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
In September 2024, Fathom Realty, a wholly-owned subsidiary of the Company, reached a nationwide settlement related to claims asserted in Burnett v. The National Association of Realtors, et al. As part of the settlement, Fathom Realty paid $0.5 million into a settlement fund on October 1, 2025, $0.5 million on January 2, 2026, and is obligated to pay an additional $1.95 million on or before October 1, 2026, which the Company has included in other short-term liabilities in its balance sheet as of June 30, 2026. Fathom Realty has also agreed to adhere to the rule changes put forth by the NAR.
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
A fourth purported class action was filed against Fathom Realty, LLC and other real estate brokers on September 26, 2024 on behalf of buyers of residential property nationwide, and with an Illinois-specific sub-class. In the complaint, the Plaintiffs allege that Defendants conspired to raise buyer broker commissions in violation of Section 1 of the Sherman Act, the Illinois Antitrust Act, and the Illinois Consumer Fraud and Deceptive Business Practices Act. On December 16, 2024, the Company filed a Motion to Dismiss for Failure to State a Claim, and the plaintiffs filed an amended complaint in January 2025. The parties have agreed in principle to a settlement amount of $0.3 million, payable in three installments; however, the agreement remains subject to negotiation and execution of a mutually acceptable settlement agreement. The Company has included $0.2 million in accrued and other current liabilities and $0.1 million in other long-term liabilities in its consolidated balance sheet as of June 30, 2026.
My Home Group, which the Company acquired in November 2024, is a defendant in a lawsuit filed in January 2024 in the United States District Court for the District of Arizona. On February 5, 2026, the Court granted final approval of the settlement. The period to file any appeals expired on March 9, 2026, and no appeals were filed, making the settlement final. The total settlement amount is $1.0 million. As of June 30, 2026, the Company had paid $0.1 million in December 2025, with an additional $0.4 million paid on August 3, 2026. The remaining $0.5 million is due on or before March 9, 2027.

Accordingly, the Company has recorded $0.5 million in other current liabilities in its consolidated balance sheet as of June 30, 2026.
Fathom Realty, LLC was a defendant in a lawsuit filed in August 2024 in the United States District Court for the Southern District of Florida. The Court granted final approval of the settlement, resolving the matter. The total settlement amount was approximately $1.1 million. The Company made a settlement payment of approximately $0.8 million on May 26, 2026, an additional payment of approximately $0.2 million on July 1, 2026, and has a remaining payment obligation of approximately $0.2 million. The Company has included $0.2 million in accrued and other current liabilities in its balance sheet as of June 30, 2026.
On January 28, 2026 the Company received written notice from TotalBrokerage alleging that MHG failed to remit certain subscription fees due in January 2026 under the parties’ subscription agreement (the “TotalBrokerage Agreement”). The TotalBrokerage matter involves an alleged claim amount of approximately $1.0 million.
The Company is currently evaluating the claims asserted by TotalBrokerage and assessing its contractual rights and obligations under the TotalBrokerage Agreement. At this time, the Company cannot reasonably estimate the ultimate outcome of this matter or determine whether a loss contingency exists or the amount of any potential loss, if any. Accordingly, no accrual has been recorded as of June 30, 2026. The Company will continue to evaluate this matter and will record a liability in a future period if and when a loss becomes probable and reasonably estimable.
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
Item 1A. Risk Factors.
For more information regarding risk factors that could affect our results of operations, financial condition, and liquidity, see the risk factors previously disclosed in our most recent Annual Report on Form 10-K, as filed with the SEC on March 30, 2026 and amended on April 30, 2026, and in our most recent Quarterly Report on Form 10-Q, as filed with the SEC on July 16, 2026. The risks described in our Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock.
The following risk factor supplements the risk factors previously disclosed in the Form 10-K and reflect material developments during the quarter ended June 30, 2026:
We have experienced defaults under our convertible notes and our liquidity depends in part on continued financial support from BBBY.
The Company’s failure to timely file its Form 10-Q for the fiscal quarter ended March 31, 2026 constituted an Event of Default under the 2024 Notes and a breach of the Securities Purchase Agreement. Although the Holders agreed to waive these defaults through October 1, 2026 pursuant to the Waiver entered into on May 29, 2026, there can be no assurance that the Waiver will be extended beyond its current expiration date. In addition, the Company is dependent upon committed financial support from BBBY to mitigate conditions that raised substantial doubt about the Company’s ability to continue as a going concern. If the merger with BBBY is not consummated or BBBY’s financial support is not sustained, the Company might not have sufficient liquidity to meet its obligations. See Note 2 and Note 8 to the condensed consolidated financial statements for additional information.
Item 2. Unregistered Sales of Equity Securities and, Use of Proceeds.
Sales of Unregistered Sales
None.

Issuer Repurchases of Equity Securities
There were no equity repurchases for the three and six months ended June 30, 2026. The approximate dollar value of shares that may yet be purchased pursuant to the repurchase program is $4.0 million. Management has no plans to repurchase additional shares at this time.
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
2.1
Merger Agreement and Plan of Reorganization, dated as of June 16, 2026, by and among Bed Bath & Beyond, Inc., Fathom Merger Sub, Inc. and Fathom Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 16, 2026).

4.1
Amended and Restated Bridge Note, dated as of May 29, 2026, by and between Fathom Holdings Inc. and Bed Bath & Beyond, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 29, 2026).

10.1
Limited Waiver and Omnibus Amendment to Senior Secured Convertible Promissory Notes, dated as of May 29, 2026, by and among Fathom Holdings Inc. and the Holders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2026).

10.2
Amendment to Equity Purchase Agreement and Release of Stockholder Claims, dated as of June 30, 2026, by and among E4:9 Holdings, LLC, Dagley Insurance Agency, LLC, D6 Holdings, LLC, Nathan Dagley, and Fathom Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2026).

10.3+
Employment Agreement, dated as of June 24, 2026, by and between Fathom Holdings Inc. and Daniel Weinmann (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the Three and Six Months Ended June 30, 2026 and 2025; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________________________________________
+    Management contract or compensatory plan.
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

FATHOM HOLDINGS INC.

Date: August 13, 2026	By:	/s/ Daniel Weinmann
Daniel Weinmann
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)