Form 10-Q
period 2026-09-30
Fathom Holdings Inc.
filed 2026-11-13
CIK 1753162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2026

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

As of November 12, 2026, the registrant had 34,591,564 shares of common stock outstanding.

FATHOM HOLDINGS INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2026

		Page
PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	3
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025	4
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2026 and 2025	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	37
ITEM 4.	Controls and Procedures	37
PART II - OTHER INFORMATION		39
ITEM 1.	Legal Proceedings	39
ITEM 1A.	Risk Factors	40
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
ITEM 5.	Other Information	41
ITEM 6.	Exhibits	42
SIGNATURES		43

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,605	$5,773
Restricted cash	55	144
Accounts receivable	4,593	3,718
Other receivable - current	—	3,000
Mortgage loans held for sale, at fair value	7,705	15,479
Prepaid and other current assets	3,878	7,806
Total current assets	19,836	35,920
Property and equipment, net	1,427	1,606
Lease right of use assets	3,551	4,180
Intangible assets, net	9,093	18,576
Goodwill	7,241	17,668
Other assets	86	94
Total assets	$41,234	$78,044
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,067	$5,649
Accrued and other current liabilities	6,058	5,973
Warehouse lines of credit	7,539	15,106
Lease liability - current portion	1,772	1,663
Long-term debt - current portion	8,119	5,506
Total current liabilities	35,555	33,897
Lease liability, net of current portion	2,386	3,296
Long-term debt, net of current portion	74	80
Other long-term liabilities	1,443	3,332
Total liabilities	39,458	40,605
Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock (no par value, shares authorized, 100,000,000; shares issued and outstanding, 34,177,324 and 32,716,641 as of September 30, 2026 and December 31, 2025, respectively)	—	—
Additional paid-in capital	151,445	150,909
Accumulated deficit	(149,669)	(113,470)
Total shareholders' equity	1,776	37,439
Total liabilities and shareholders’ equity	$41,234	$78,044

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue	$88,628	$115,313	$289,642	$329,871
Commission and service costs	81,228	105,743	265,651	302,815
General and administrative	7,504	8,261	27,462	24,881
Marketing	1,065	979	3,968	3,753
Technology and development	5,401	1,818	9,778	5,594
Litigation contingency	10	2,000	215	2,011
Depreciation and amortization	537	550	1,630	1,658
Impairment	12,085	—	12,085	—
Loss from operations	(19,202)	(4,038)	(31,147)	(10,841)

Other expense (income), net
Interest expense, net	451	112	779	475
Other nonoperating expense	2,088	183	4,209	2,176
Other expense, net	2,539	295	4,988	2,651
Loss before income taxes	(21,741)	(4,333)	(36,135)	(13,492)
Income tax expense	21	24	64	102
Net loss	$(21,762)	$(4,357)	$(36,199)	$(13,594)
Net loss per share:
Basic	$(0.64)	$(0.15)	$(1.09)	$(0.51)
Diluted	$(0.64)	$(0.15)	$(1.09)	$(0.51)
Weighted average common shares outstanding:
Basic	33,869,620	29,569,936	33,333,510	26,844,457
Diluted	33,869,620	29,569,936	33,333,510	26,844,457

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(in thousands, except share data)

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at June 30, 2026	33,792,998	$—	$151,774	$(127,907)	$23,867
Stock-based compensation, net of forfeitures	384,326	—	(161)	—	(161)
Other	—	—	(168)	—	(168)
Net loss	—	—	—	(21,762)	(21,762)
Balance at September 30, 2026	34,177,324	$—	$151,445	$(149,669)	$1,776

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at June 30, 2025	28,110,120	$—	$143,101	$(102,401)	$40,700
Stock-based compensation, net of forfeitures	517,108	—	562	—	562
Issuance of common stock for public offering, net offering costs of $385	3,450,000	—	6,475	—	6,475
Net loss	—	—	—	(4,357)	(4,357)
Balance at September 30, 2025	32,077,228	$—	$150,139	$(106,758)	$43,381

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at December 31, 2025	32,716,641	$—	$150,909	$(113,470)	$37,439
Stock-based compensation, net of forfeitures	1,460,683	—	852	—	852
Other	—	—	(316)	—	(316)
Net loss	—	—	—	(36,199)	(36,199)
Balance at September 30, 2026	34,177,324	$—	$151,445	$(149,669)	$1,776

	Common Stock
	Number of		Additional
	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at December 31, 2024	22,732,716	$—	$137,844	$(93,163)	$44,681
Stock-based compensation, net of forfeitures	1,556,509	—	3,013	—	3,013
Issuance of common stock for public offering, net offering costs of $385	7,788,003	—	9,513	—	9,513
Discount of common stock for public offering	—	—	(198)	—	(198)
Other	—	—	(33)	—	(33)
Net loss	—	—	—	(13,594)	(13,594)
Balance at September 30, 2025	32,077,228	$—	$150,139	$(106,758)	$43,381

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

01

FATHOM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,199)	$(13,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,920	4,380
Non-cash lease expense	1,259	1,063
Deferred financing cost amortization	—	29
Other non-cash	8	—
Gain on sale of mortgages	(6,081)	(5,393)
Stock-based compensation	852	3,013
Deferred income taxes	—	3
Impairment	12,085	—
Provision for credit losses	2,581	—
Change in operating assets and liabilities:
Accounts receivable	(875)	(4,983)
Prepaid and other current assets	1,346	(1,450)
Other assets	7	(24)
Accounts payable	6,418	6,284
Accrued and other current liabilities	(1,804)	2,174
Operating lease liabilities	(1,430)	(1,209)
Mortgage loans held for sale originations	(263,221)	(184,187)
Proceeds from sale and principal payments on mortgage loans held for sale	277,076	185,261
Net cash (used in) provided by operating activities	942	(8,633)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(101)	(78)
Purchase of intangible assets	(815)	(2,085)
Proceeds from sale of business	3,000	4,000
Amounts paid for business and asset acquisitions, net of cash acquired	—	(120)
Net cash provided by investing activities	2,084	1,717
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(400)	(4,196)
Proceeds from debt	3,000	—
Deferred acquisition consideration payments	—	(33)
Borrowings from warehouse lines of credit	251,149	184,032
Repayment on warehouse lines of credit	(258,716)	(179,674)
Member distribution, net	(316)	—
Proceeds from the issuance of common stock in connection with a public offering	—	9,513
Payment of offering cost in connection with issuance of common stock in connection with public offering	—	(198)
Net cash (used in) provided by financing activities	(5,283)	9,444
Net decrease in cash, cash equivalents, and restricted cash	(2,257)	2,528
Cash, cash equivalents, and restricted cash at beginning of period	5,917	7,389
Cash, cash equivalents, and restricted cash at end of period	$3,660	$9,917
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$790	$178
Right of use assets obtained in exchange for new lease liabilities	$630	$1,621
Reconciliation of cash and restricted cash:
Cash and cash equivalents	$3,605	$9,756
Restricted cash	55	161
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$3,660	$9,917

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended  December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026, as amended on April 30, 2026 (the “Form 10-K”). The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Liquidity — The Company has a history of negative cash flows from operations and operating losses. The Company generated net losses of approximately $36.2 million and $13.6 million for the nine months ended September 30, 2026 and 2025, respectively. Additionally, the Company anticipates further expenditures associated with the process of expanding its business organically and via acquisitions. The Company had cash and cash equivalents of $3.6 million and $5.8 million as of  September 30, 2026 and  December 31, 2025, respectively. On March 18, 2026, the Company entered into a subordinated secured promissory note in the original principal amount of $2.0 million with Neighborhood Intelligence, Inc. (formerly Bed Bath & Beyond, Inc., and herein “NXH”), which was subsequently amended and restated on May 29, 2026 (as amended and restated, the “Bridge Note”) to, among other things, increase the original principal amount by $1.0 million. The Company will pay NXH the principal amount under the Bridge Note on April 1, 2027 or such earlier date as the Bridge Note is required or permitted to be repaid provided by its terms. The Bridge Note bears interest at a rate equal to nine percent (9%) per annum, which is added to the principal amount at the end of each calendar month beginning in March 2026. The Company received $3.0 million during the first eight months of 2026 related to the sale of its insurance business, which was completed in May 2024.

The conditions described above — including the Company’s history of operating losses, its low cash position, and debt obligations discussed more fully in Note 8 below — raised substantial doubt about the Company’s ability to continue as a going concern. To address these conditions, NXH has committed to provide financial support to the Company, for a year and one day following December 1, 2026. Based on NXH's commitment and financial capacity, management believes it is probable that these plans will be effectively implemented and will mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of the issuance of these condensed consolidated financial statements.

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

Note 4. Intangible Assets, Net

Intangible assets, net consisted of the following (amounts in thousands):

	September 30, 2026
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Trade names	$4,256	$(3,781)	$475
Software development	14,836	(14,435)	401
Agent relationships	10,038	(5,180)	4,858
Know-how	430	(430)	—
Data usage	4,031	(672)	3,359
	$33,591	$(24,498)	$9,093

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Trade names	$4,256	$(1,881)	$2,375
Software development	14,027	(7,743)	6,284
Agent relationships	10,033	(4,105)	5,928
Know-how	430	(405)	25
Data-usage	4,031	(67)	3,964
	$32,777	$(14,201)	$18,576

Estimated future amortization of intangible assets as of  September 30, 2026 was as follows (amounts in thousands):

Years Ending December 31,
2026 (remaining)	$597
2027	2,349
2028	2,248
2029	1,690
2030	1,501
Thereafter	708
Total	$9,093

The aggregate amortization expense for intangible assets was $4.9 million and $1.4 million, of which $4.5 million and $0.9 million was included in technology and development expense for the three months ended  September 30, 2026 and 2025, respectively. During the three months ended  June 30, 2026, the Company revised the estimated remaining useful life of certain internally developed software in connection with its decision to phase out and decommission the platform by  September 30, 2026. As a result, the Company accelerated the amortization of the remaining carrying value of the affected software on a prospective basis. This change in estimate increased amortization expense recognized during the three months ended  September 30, 2026.

During the three months ended  September 30, 2026, the Company also recognized an impairment charge of approximately $1.6 million related to certain intangible assets. The impairment resulted from the Company's assessment of the recoverability and fair value of the affected assets in connection with changes in its business operations. The impairment charge is included in intangible asset impairment within operating expenses in the Company's consolidated statements of operations.

The aggregate amortization expense for intangible assets was $8.7 million and $4.1 million, of which $7.3 million and $2.7 million was included in technology and development expense for the nine months ended September 30, 2026 and 2025, respectively. As noted above, the Company revised the estimated remaining useful life of certain internally developed software, which prospectively accelerated the amortization of the remaining carrying value of the affected software. This change in accounting estimate increased amortization expense recognized during the nine months ended September 30, 2026.

Note 5. Goodwill

The carrying amounts of goodwill by reportable segment as of  September 30, 2026 and  December 31, 2025 were as follows (amounts in thousands):

	Real Estate
	Brokerage	Mortgage	Title	Other (a)	Total
Balance at December 31, 2025	$4,407	$10,428	$929	$1,905	$17,668
Goodwill impairment loss recognized during the period	-	(10,428)	-	-	(10,428)
Balance at September 30, 2026	$4,407	$—	$929	$1,905	$7,241

___________________________________________________________

(a)	Other comprises goodwill not assigned to a reportable segment.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates goodwill for impairment at the reporting unit level whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount.

During the current period, the Company undertook a strategic review of Encompass. As part of this evaluation, the Company engaged in discussions with interested parties regarding a potential sale of Encompass and received multiple third-party bids. Based on the information obtained through this process, management determined that circumstances existed indicating that the fair value of the reporting unit may be below its carrying amount, which indicated a potential impairment requiring further assessment under ASC 350.

The quantitative assessment compared the estimated fair value of the Encompass reporting unit with its carrying amount. Fair value was estimated using the market-based approach. Under the market approach, management considered valuation multiples and other relevant information derived from multiple third-party bids received in connection with the Company's strategic review of Encompass. These bids provided market-based evidence of the estimated fair value of the reporting unit.

When the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge is recognized for the amount of the excess, limited to the goodwill allocated to that reporting unit.

Based on the quantitative impairment analysis performed as of  September 30, 2026 the Company determined that the goodwill associated with its Mortgage segment was impaired by $10.4 million. Accordingly, the Company recorded an impairment charge to reduce the goodwill attributable to Encompass during the period. The total accumulated impairment charges of goodwill were $10.4 million.

The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates and other market factors, are not met, or if valuation factors outside of the Company's control change unfavorably, the estimated fair value of goodwill could be adversely affected, potentially resulting in additional impairment charges in future periods. The Company plans to conduct an annual goodwill impairment test in the fourth quarter of 2026.

Note 6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (amounts in thousands):

	September 30,	December 31,
	2026	2025
Deferred annual fee	$586	$681
Due to sellers	795	936
Accrued compensation	1,027	901
Other accrued liabilities	3,650	3,455
Total accrued and other current liabilities	$6,058	$5,973

Note 7. Warehouse Lines of Credit

Encompass uses lines of credit to temporarily finance mortgage loans pending their sale. The underlying warehouse lines of credit agreements, as described below, contain financial and other debt covenants. The warehouse credit facilities are classified as current liabilities on our balance sheets. The below table has dollars in millions.

	September 30, 2026
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted -Average Interest Rate on Outstanding Borrowings
Bank A1	$8.0	$2.7	6.32%
Bank B2	$10.0	$1.9	6.92%
Bank C3	$10.0	$3.0	6.31%

	December 31, 2025
Lender	Borrowing Capacity	Outstanding Borrowings	Weighted -Average Interest Rate on Outstanding Borrowings
Bank A1	$8.0	$6.3	6.10%
Bank B2	$10.0	$2.3	6.46%
Bank C3	$10.0	$6.5	6.24%

(1) Bank A's interest on funds borrowed is equal to the greater of (i) 5.5%, or (ii) the 30-Day Secured Overnight Financing Rate ("SOFR") plus 2.4%. The agreement ends on August 31, 2027. Encompass was in compliance with debt covenants under this facility as of  September 30, 2026.

(2) Bank B's interest on funds borrowed is equal to the note rate. The agreement does not expire and can be canceled by either party at any time. As of  September 30, 2026, Encompass was not in compliance with certain of these debt covenants under this facility related to earnings. Encompass has requested a waiver for the covenant for which it is non-compliant and expects to receive the waiver from Bank B. If the Company is unable to obtain the covenant waiver, the bank would have the right to terminate the credit facility. Bank B’s warehouse line is collateralized by the mortgage loans held for sale.

(3) Bank C's interest on funds borrowed is equal to the greater of 4.5%, or the 30-Day SOFR plus 2.4%. The agreement ends in May 2027. Encompass was in compliance with debt covenants under this facility as of  September 30, 2026.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Debt

Total debt consisted of the following (amounts in thousands):

	September 30,	December 31,
	2026	2025
3.75% Small Business Administration installment loan due May 2050	$96	$102
Convertible note payable	5,000	5,000
Promissory note payable	—	53
Bridge note	3,052	—
Director and officer (D&O) insurance policy promissory note[1]	32	102
Executive and officer (E&O) insurance policy promissory note[2]	13	329
Total debt	8,193	5,586
Long-term debt, current portion	(8,119)	(5,506)
Long-term debt, net of current portion	$74	$80

(1) The 2025 D&O note carries a 7.80% interest rate and is payable quarterly with the last quarterly payment due in December 2026.

(2) The 2026 E&O note carries a 9.29% interest rate and is payable monthly with the last monthly payment being due in August 2027.

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

Convertible Note Payable

In September 2024, the Company sold and issued senior secured convertible promissory notes in aggregate principal amount of $5.0 million (the "2024 Notes") to an existing shareholder, who beneficially owns more than 5.0% of Fathom's common stock, and the chairman of the Company's Board of Directors in a private placement (the "2024 Offering"). The 2024 Notes were issued pursuant to that certain Securities Purchase Agreement, dated as of September 25, 2024 (the “SPA”) by and among the Company and two accredited investors (each a “Holder” and together, the “Holders”).

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The cash proceeds to the Company from the issuance of the 2024 Notes were $4.9 million after deducting the 2024 Offering expense. In connection with the 2024 Offering, the Company also entered into a Security Agreement pursuant to which the 2024 Notes are secured by all existing and future assets of the Company.

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

In consideration for the Holders’ agreement to waive the Existing Defaults, the Waiver provides for amendments to certain terms of the 2024 Notes, including an increase in the minimum interest rate floor from 8.0% per annum to 10.0% per annum. Further, during the continuance of the Existing Filing Default (from the date the Q1 Form 10-Q was required to be filed through the date on which the Q1 Form 10-Q is actually filed with the Commission), interest on the outstanding principal amount of the 2024 Notes shall accrue at a rate equal to 18.0% per annum (the “Default Rate”) in lieu of the interest rate otherwise applicable under the 2024 Notes. Upon the Company's cure of the Existing Filing Default, the interest rate on the 2024 Notes reverted to the rate otherwise applicable under the 2024 Notes. As of  September 30, 2026, the Company was in compliance with the covenants under the 2024 Notes.

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

On October 1, 2026, the Company and the two holders of the 2024 Notes, entered into a Second Omnibus Amendment to the 2024 Notes (the “Second Amendment”). The Second Amendment extended the maturity date from October 1, 2026 to November 1, 2026, reduced the conversion price from $4.25 to $0.65 per share of the Company's common stock, and increased the annual interest rate on outstanding principal to 18.0%, effective October 1, 2026, until all obligations under the 2024 Notes are paid in full. The Second Amendment also established an exchange cap limiting the issuance of common stock upon conversion to 19.99% of the Company's issued and outstanding common stock as of October 1, 2026, and established certain payment obligations upon the occurrence of an Asset Monetization Event. The Company also agreed to reimburse the Holders for reasonable, documented legal fees and expenses incurred in connection with the Second Amendment, up to $5,000 in aggregate.

On November 2, 2026, the Company and the two holders of the 2024 Notes entered into a Third Omnibus Amendment to the 2024 Notes (the “Third Amendment”). The Third Amendment extended the maturity date of the 2024 Notes from November 1, 2026 to November 30, 2026. Under the Third Amendment, all accrued and unpaid interest as of November 2, 2026, together with interest accruing thereafter, was deferred and is payable in cash no later than the extended maturity date, or earlier upon conversion, prepayment or acceleration of the 2024 Notes. The outstanding principal continues to accrue interest at 18.0% per annum. Existing accrued interest also accrues interest at 18.0% per annum until paid. Additionally, the Third Amendment provides for a weekly extension fee equal to 0.5% of the outstanding principal balance on each of November 9, November 16, November 23 and November 30, 2026, for each of the 2024 Notes with principal outstanding on the applicable date. Such fees are added to accrued and unpaid interest and are payable in cash upon the extended maturity date or earlier upon prepayment in full, conversion in full or acceleration of the 2024 Notes. The Company may prepay all or any portion of the outstanding principal, together with applicable accrued and unpaid interest and earned extension fees, without premium or penalty. All other applicable terms of the 2024 Notes, including the asset monetization and required payment provisions established by the Second Amendment, remain in effect.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value.

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value determination of each derivative financial instrument categorized as Level 3 required one or more of the following unobservable inputs:

•	Agreed prices from Interest Rate Lock Commitments (“IRLC”);

•	Trading prices for derivative instruments; and

•	Closing prices at September 30, 2026 and December 31, 2025 for derivative instruments.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of  September 30, 2026 and  December 31, 2025 (amounts in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$7,705	$—	$7,705
Derivative assets	—	—	211	211
Derivative liabilities	—	—	(92)	(92)
	$—	$7,705	$119	$7,824

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$15,479	$—	$15,479
Derivative assets	—	—	41	41
Derivative liabilities	—	—	(57)	(57)
	$—	$15,479	$(16)	$15,463

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

The fair value measurements of goodwill, intangible assets, and property and equipment during the period were based on one-time measurements performed in connection with the Company’s impairment assessments. These measurements are not recurring fair value measurements and are classified within Level 3 of the fair value hierarchy, as they incorporate significant unobservable inputs and assumptions. See the respective footnotes above for additional information regarding the valuation methodologies and significant assumptions used.

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

The table below presents certain information related to lease costs for the Company’s operating leases (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease expense	$383	$363	$1,259	$1,063
Short-term lease expense	177	136	544	427
Total lease cost	$560	$499	$1,803	$1,490

The following table presents the weighted average remaining lease term and the weighted average discount rate related to operating leases:

	September 30,	December 31,
	2026	2025
Weighted average remaining lease term (in years) - operating leases	2.7	3.2
Weighted average discount rate - operating leases	8.42%	8.33%

The following table presents the maturities of lease liabilities (amounts in thousands):

Operating
Years Ended December 31,	Leases
2026 (remaining)	$527
2027	1,992
2028	1,413
2029	270
2030	190
Thereafter	302
Total minimum lease payments	4,694
Less effects of discounting	(535)
Present value of future minimum lease payments	$4,159

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Shareholders’ Equity

On March 10, 2022, the Company’s Board of Directors authorized an expenditure of up to $10.0 million for the repurchase of shares of the Company’s common stock. The share repurchase program does not have a fixed expiration. Under the program, repurchases can be made from time-to-time using a variety of methods, including open market transactions, privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The repurchase program does not obligate the Company to acquire any particular number of shares and may be suspended or discontinued at any time at the Company’s discretion. There were no equity repurchases during the nine months ended September 30, 2026 and the full year ended  December 31, 2025, leaving approximately $4.0 million remaining under the share repurchase authorization.

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

Restricted Stock Awards

The following is the restricted stock award activity for the three and nine months ended September 30, 2026:

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Nonvested at December 31, 2025	134,581	$2.88
Granted	—	—
Vested	(34,375)	3.67
Forfeited	0	—
Nonvested at March 31, 2026	100,206	$2.61
Granted	—	—
Vested	—	—
Forfeited	(41,000)	3.73
Nonvested at June 30, 2026	59,206	$1.83
Granted	—	—
Vested	—	—
Forfeited	(59,000)	2.59
Nonvested at September 30, 2026	206	$10.13

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Unit Awards

During 2025, the Company commenced granting restricted stock units to employees and agents.

The following is the restricted stock unit award activity for the three and nine months ended September 30, 2026:

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Nonvested at December 31, 2025	2,048,090	$1.36
Granted	619,187	0.93
Vested	(608,011)	1.35
Forfeited	(10,273)	1.94
Nonvested at March 31, 2026	2,048,993	$1.23
Granted	53,940	0.95
Vested	(133,270)	1.23
Forfeited	(610,356)	0.81
Nonvested at June 30, 2026	1,359,307	$1.41
Granted	245	4.10
Vested	(6,565)	1.42
Forfeited	(291,588)	0.85
Nonvested at September 30, 2026	1,061,399	$1.27

Stock Option Awards

The Company did not grant stock option awards during the nine month period ended  September 30, 2026.

Stock-based Compensation expense

Stock-based compensation expense related to all awards issued under the Company’s stock compensation plans for the three and nine months ended September 30, 2026 and 2025 was as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Commission and service costs	$118	$243	$622	$1,350
General and administrative	(279)	327	229	1,628
Marketing	—	(8)	1	35
Total stock-based compensation	$(161)	$562	$852	$3,013

At  September 30, 2026, there was no unrecognized compensation cost related to nonvested restricted stock awards.

At  September 30, 2026, the total unrecognized compensation cost related to nonvested restricted stock units was $0.5 million, which the Company expects to recognize over a weighted average period of approximately nine months.

The negative stock-based compensation expense for the three months ended  September 30, 2026 was primarily attributable to the reversal of previously recognized compensation expense associated with the cancellation of previously granted stock-based awards.

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

The Company leases office space from entities affiliated with certain of our employees. Rent expense was $0.03 million and $0.09 million, for the three and nine months ended September 30, 2026, respectively, and $0.03 million and $0.09 million for the three and nine months ended September 30, 2025, respectively.

Marketing expense for the three and nine months ended  September 30, 2026 included approximately $0.0 million and $0.1 million, respectively, paid to related parties in exchange for the Company receiving marketing services. Marketing expenses for the three and nine months ended September 30, 2025 included approximately $0.03 million and $0.2 million, respectively, paid to related parties in exchange for the Company receiving marketing services.

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

The calculation of basic and diluted net loss per share attributable to common stock was as follows (amounts in thousands except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stock—basic and diluted	$(21,762)	$(4,357)	$(36,199)	$(13,594)
Denominator:
Weighted-average basic and diluted shares outstanding	33,869,620	29,569,936	33,333,510	26,844,457

Net loss per share attributable to common stock—basic and diluted	$(0.64)	$(0.15)	$(1.09)	$(0.51)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock options	41,723	147,707	41,723	147,707
Non-vested restricted stock awards	206	138,408	206	138,408
Non-vested restricted stock units	1,061,400	2,270,600	1,061,400	2,270,600
Common stock warrants	—	240,100	—	240,100
Convertible debt	1,227,712	1,176,471	1,227,712	1,176,471

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

The Company has historically maintained a valuation allowance against deferred tax assets and reported only minimal current state tax expense. For each of the three and nine months ended September 30, 2026 the Company recorded income tax expense of approximately $0.02 million and $0.1 million, respectively, and $0.02 million and $0.1 million for the three and nine months ended September 30, 2025, respectively. The Company expects to maintain a valuation allowance on current year remaining net deferred tax assets by year-end due to historical operating losses, but records a net deferred tax liability when reversals of deferred tax liabilities that relate to indefinite-lived intangible assets may not be used in realizing deferred tax assets.

The Company applies the standards on uncertainty in income taxes contained in ASC Topic 740, Accounting for Income Taxes. The application of this interpretation did not have any impact on the Company’s condensed consolidated financial statements, as the Company did not have any significant unrecognized tax benefits during the nine months ended September 30, 2026 or the year ended  December 31, 2025. Due to the Company's carryforward of net operating losses, the statute of limitations remains open subsequent to and including the year ended  December 31, 2015.

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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has determined that the main expenses regularly reviewed by the CODM in assessing segment performance are:

•	Compensation Expense – Includes salaries and wages for personnel across the Real Estate Brokerage, Mortgage, Title, and Corporate and Other Services functions.

•

Commission Expense – Includes commissions and related agent payments incurred in connection with revenue-generating transactions, across the Real Estate Brokerage, Mortgage, Title, and Corporate and Other Services functions.

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

Key operating data for the reportable segments for the three and nine months ended September 30, 2026 and 2025 are set forth in the tables below (amounts in thousands):

	Three Months Ended September 30, 2026
	Real Estate
	Brokerage	Mortgage	Title	Total
Revenue	$82,622	$4,366	$1,588	$88,576
Intersegment revenue	—	—	32	32
Total segment revenue	82,622	4,366	1,620	88,608
Corporate and other services (a)				433
Elimination of intersegment revenue				(413)
Total revenue				88,628
Less:
Commissions	78,150	1,153	455
Compensation	1,313	1,642	1,050
Other segment expenses	3,305	1,990	451
Adjusted EBITDA by segment	(146)	(419)	(336)	(901)
Corporate and other services (a) expenses				(1,377)
Stock based compensation				161
Litigation contingency				(10)
Depreciation and amortization				(4,990)
Impairment				(12,085)
Other income (expense), net				(2,539)
Loss before income tax				$(21,741)

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2025
	Real Estate
	Brokerage	Mortgage	Title	Total
Revenue	$109,213	$3,472	$829	$113,514
Intersegment revenue	—	—	419	419
Total segment revenue	109,213	3,472	1,248	113,933
Corporate and other services (a)				1,830
Elimination of intersegment revenue				(450)
Total revenue				115,313
Less:
Commissions	104,594	946	—
Compensation	1,432	1,027	381
Other segment expenses	1,626	1,338	379
Adjusted EBITDA by segment	1,561	161	488	2,210
Corporate and other services (a) expenses				(2,203)
Stock based compensation				(562)
Litigation contingency				(2,000)
Depreciation and amortization				(1,483)
Other expense (income), net				(295)
Loss before income tax				$(4,333)

	Nine Months Ended September 30, 2026
	Real Estate
	Brokerage	Mortgage	Title	Total
Revenue	$270,930	$13,530	$5,120	$289,580
Intersegment revenue	—	—	95	95
Total segment revenue	270,930	13,530	5,215	289,675
Corporate and other services (a)				1,205
Elimination of intersegment revenue				(1,238)
Total revenue				289,642
Less:
Commissions	257,762	3,597	821
Compensation	3,988	4,496	2,974
Other segment expenses	11,250	5,923	2,102
Adjusted EBITDA by segment	(2,070)	(486)	(682)	(3,238)
Corporate and other services (a) expenses				(5,837)
Stock based compensation				(852)
Litigation contingency				(215)
Depreciation and amortization				(8,920)
Impairment				(12,085)
Other income (expense), net				(4,988)
Loss before income tax				$(36,135)

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2025
	Real Estate
	Brokerage	Mortgage	Title	Total
Revenue	$314,067	$9,391	$2,109	$325,567
Intersegment revenue	—	—	1,257	1,257
Total segment revenue	314,067	9,391	3,366	326,824
Corporate and other services (a)				4,399
Elimination of intersegment revenue				(1,352)
Total revenue				329,871
Less:
Commissions	300,339	2,633	—
Compensation	4,282	3,123	1,221
Other segment expenses	4,199	3,938	1,394
Adjusted EBITDA by segment	5,247	(303)	751	5,695
Corporate and other services (a) expenses				(7,132)
Stock based compensation				(3,013)
Litigation contingency				(2,011)
Depreciation and amortization				(4,380)
Other expense (income), net				(2,651)
Loss before income tax				$(13,492)

_____________________________________________________________

(a)	Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and other services line.

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

In September 2024, Fathom Realty, a wholly-owned subsidiary of the Company, reached a nationwide settlement related to claims asserted in Burnett v. The National Association of Realtors, et al. As part of the settlement, Fathom Realty paid $0.5 million into a settlement fund on October 1, 2025, and an additional $0.5 million on January 2, 2026. The settlement payment of $1.95 million, originally due on October 1, 2026, was not made when due. The Company has proposed satisfying the remaining obligation through principal installment payments of $0.1 million by December 31, 2026, $0.5 million by June 30, 2027, $0.5 million by December 31, 2027, and $0.85 million by May 31, 2028, bearing interest at an annual rate of 3.0%. Although the proposed payment arrangement has not been formally agreed to by the plaintiff, the Company has received indication that, provided it makes the payments in accordance with this proposed schedule, the plaintiff does not intend to pursue further legal action with respect to the settlement obligation. As of  September 30, 2026, the Company has recorded the remaining settlement obligation on its consolidated balance sheet in accrued and other current liabilities.

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

A fourth purported class action was filed against Fathom Realty, LLC and other real estate brokers on September 26, 2024 on behalf of buyers of residential property nationwide, and with an Illinois-specific sub-class. In the complaint, the Plaintiffs allege that Defendants conspired to raise buyer broker commissions in violation of Section 1 of the Sherman Act, the Illinois Antitrust Act, and the Illinois Consumer Fraud and Deceptive Business Practices Act. On December 16, 2024, the Company filed a Motion to Dismiss for Failure to State a Claim, and the plaintiffs filed an amended complaint in January 2025. The parties have agreed in principle to a settlement amount of $0.3 million, payable in three installments; however, the agreement remains subject to negotiation and execution of a mutually acceptable settlement agreement. The Company has included $0.2 million in accrued and other current liabilities and $0.1 million in other long-term liabilities in its consolidated balance sheet as of  September 30, 2026.

My Home Group, which the Company acquired in November 2024, is a defendant in a lawsuit filed in January 2024 in the United States District Court for the District of Arizona. On February 5, 2026, the Court granted final approval of the settlement. The period to file any appeals expired on March 9, 2026, and no appeals were filed, making the settlement final. The total settlement amount is $1.0 million. As of  September 30, 2026, the Company had paid a total of $0.5 million. The remaining $0.5 million is due on or before March 9, 2027. Accordingly, the Company has recorded $0.5 million in other current liabilities in its consolidated balance sheet as of  September 30, 2026.

Fathom Realty, LLC was a defendant in a lawsuit filed in August 2024 in the United States District Court for the Southern District of Florida. The Court granted final approval of the settlement, resolving the matter. The total settlement amount was approximately $1.1 million. The Company made a settlement payment of approximately $0.8 million on May 26, 2026, an additional payment of approximately $0.2 million on July 1, 2026, and the final payment of approximately $0.2 million on August 24, 2026.

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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is currently evaluating the claims asserted by TotalBrokerage and assessing its contractual rights and obligations under the TotalBrokerage Agreement. At this time, the Company cannot reasonably estimate the ultimate outcome of this matter or determine whether a loss contingency exists or the amount of any potential loss, if any. Accordingly, no accrual has been recorded as of  September 30, 2026. The Company will continue to evaluate this matter and will record a liability in a future period if and when a loss becomes probable and reasonably estimable.

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

Assets in Escrow

In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions, and is responsible for the proper disposition of these balances for its customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The balance amounted to $4.2 million and $3.2 million at  September 30, 2026 and  December 31, 2025, respectively.

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

FATHOM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Subsequent Events

Termination of the Merger Agreement

On October 5, 2026, the Company and Neighborhood Intelligence, Inc. (“NXH”), formerly known as Bed Bath & Beyond, Inc., entered into a Termination Agreement terminating the Merger Agreement and Plan of Reorganization previously entered into on June 16, 2026. Under the Merger Agreement, NXH's wholly-owned subsidiary was to merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of NXH. In connection with the termination, neither party is obligated to pay a termination fee.

The Company has evaluated subsequent events through the date these financial statements were issued and has determined that, other than the matters discussed above, there were no events or transactions occurring during this period that would require recognition or disclosure in the condensed consolidated financial statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in our most recent Annual Report on Form 10-K, as amended (the “Form 10-K”), and the risk factors described in this quarterly report. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, liquidity, operating results, and common stock prices. Furthermore, this quarterly report, the Form 10-K, and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”) with respect to the business of the Company. Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as “anticipate,” “believe,” “goals,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “forecast” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives and inflation are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in the Form 10-K, our Form 10-Q for the period ended June 30, 2026, and in the risk factors described in this quarterly report, which could cause actual results to differ materially from these Forward-Looking Statements. Except as required by law, the Company undertakes no obligation to publicly release the results of any revisions to these Forward-Looking Statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made.

The terms the “Company,” “Fathom,” “we,” “us,” and “our” as used in this report refer to Fathom Holdings Inc. and its consolidated subsidiaries unless otherwise specified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s consolidated financial statements and the related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in the Form 10-K, and our audited consolidated financial statements and related notes set forth in the Form 10-K. See Part II, Item 1A, “Risk Factors,” below, and “Special Note Regarding Forward-Looking Statements,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All statements herein regarding potential risks constitute forward-looking statements. When we cross-reference to a “Note,” we are referring to our “Notes to Unaudited Condensed Consolidated Financial Statements,” unless the context indicates otherwise. All amounts noted within the tables are in thousands except per share amounts or where otherwise noted and percentages are approximate due to rounding.

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

On October 31, 2023, a federal jury in Missouri found that the National Association of Realtors (the "NAR") and certain companies conspired to artificially inflate brokerage commissions, which violates federal antitrust law. The judgment was appealed on October 31, 2023, while the plaintiffs have now sued a number of other companies, including us. See Part II, Item 1 below. On or about March 15, 2024, NAR agreed to settle these lawsuits, by agreeing to pay $418 million over approximately four years, and changing certain of its rules surrounding agent commissions. In accordance with the terms of the settlement, effective August 17, 2024, NAR put in place a new rule prohibiting offers of compensation on the MLS and adopted new rules requiring written agreements between buyers and buyers’ agents. However, the direct and indirect effects, if any, of the litigation upon the real estate industry are not yet entirely clear.

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

As of September 30, 2026 and September 30, 2025, we had approximately 6,801 and 13,931 agents, respectively, representing a decline of approximately 51.2%. The decrease in agent count during the period was primarily driven by a strategic review and rationalization of the Company’s agent base, including the removal of inactive and non-producing agents. As a result, the Company recast its agent count as of September 30, 2025 for comparative purposes.

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

The Company has determined that the main expenses regularly reviewed by the CODM in assessing segment performance are:

•	Compensation Expense – Includes salaries and wages for personnel across the Real Estate Brokerage, Mortgage, Title, and Corporate and Other Services functions.

•

Commission Expense – Includes commissions and related agent payments incurred in connection with revenue-generating transactions, across the Real Estate Brokerage, Mortgage, Title, and Corporate and Other Services functions.

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

Operating Expenses

Commission and service costs

Commission and service costs consist primarily of agent commissions, less fees paid by the Company to agents, order fulfillment, share-based compensation for agents, title searches, and direct cost to fulfill the services provided for our brokerage, mortgage lending, title service and other services provided.

Technology and development

Technology and development expenses primarily include personnel costs, related to ongoing development and maintenance of proprietary software for use by our own agents, customers, and support staff. Such personnel costs include base pay, bonuses, benefits, and share based compensation. Technology and development expenses also include amortization of capitalized software and development costs, data licenses, other software, and equipment costs, as well as infrastructure and operational expenses, such as, for data centers, communication, and hosted services.

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

Impairment

Impairment expenses consist primarily of charges resulting from reductions in the carrying value of goodwill, intangible assets and other long-lived assets when their carrying amounts are not recoverable or exceed their estimated fair values. These charges may fluctuate from period to period depending on changes in business operations, market conditions, and the Company's assessment of the future economic benefits of its assets.

Income Taxes

Income tax expense primarily consists of deferred tax liabilities in excess of the Company's deferred tax assets and also includes current state income tax expense not offset by state net operating loss carryforwards.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025 (dollar amounts in thousands)

Revenue

	Three Months Ended September 30,		Change
	2026	2025	Dollars	Percentage
Gross commission income	$82,622	$109,213	$(26,591)	(24.3)%
Other service revenue	6,006	6,100	(94)	(1.5)%
Revenue	$88,628	$115,313	$(26,685)	(23.1)%

For the three months ended September 30, 2026, gross commission income decreased by approximately $26.6 million, or 24.3%, as compared with the three months ended September 30, 2025. This decrease was primarily attributable to a 26.0% decrease in transaction volume; specifically, we had 8,499 real estate transactions during the three months ended September 30, 2026, compared to 11,479 transactions during the three months ended September 30, 2025. Our transaction volume decreased primarily due to a reduction in our agent count and continued softness in existing home sales. During the three months ended September 30, 2026, average revenue per transaction was $9,721, a 2.2% increase, as compared to $9,514 during the three months ended September 30, 2025, which is primarily attributable to higher transaction volumes generated through the Fathom Elevate plan, the Company's concierge-level plan.

For the three months ended September 30, 2026, other service revenue decreased by approximately $0.1 million, or 1.5%, as compared with the three months ended September 30, 2025. This decrease was primarily attributable to the sale of our LiveBy business in November 2025.

	Three Months Ended September 30,		Change
	2026	2025	Dollars	Percentage
Commission and service costs	$81,228	$105,743	$(24,515)	(23.2)%
General and administrative	7,504	8,261	(757)	(9.2)%
Marketing	1,065	979	86	8.8%
Technology and development	5,401	1,818	3,583	197.1%
Litigation contingency	10	2,000	(1,990)	(99.5)%
Depreciation and amortization	537	550	(13)	(2.4)%
Impairment	12,085	—	12,085	100.0%
Total operating expenses	$107,830	$119,351	$(11,521)	(9.7)%

For the three months ended September 30, 2026, commission and service costs decreased by approximately $24.5 million, or 23.2%, as compared with the three months ended September 30, 2025. Commission and service costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the decrease in commission and service costs compared to the same period in 2025 was primarily attributable to a decrease in agent commissions.

For the three months ended September 30, 2026, general and administrative expenses decreased by approximately $0.8 million, or 9.2%, as compared with the three months ended September 30, 2025. The decrease was primarily attributable to ongoing cost reduction initiatives, lower personnel-related expenses, and reduced professional fees as the Company continued to streamline its operations and manage its overall cost structure.

For the three months ended September 30, 2026, total marketing expenses increased by approximately $0.1 million, or 8.8%, as compared with the three months ended September 30, 2025. The increase was primarily due to the Company's investment in growth.

For the three months ended September 30, 2026, total technology and development expenses increased by approximately $3.6 million, or 197.1%, as compared with the three months ended September 30, 2025. The increase was primarily attributable to accelerated amortization of capitalized software costs resulting from changes in the Company's technology platforms and the planned discontinuation of certain internally developed software applications.

For the three months ended September 30, 2026, total litigation contingency expenses decreased by approximately $2.0 million, or 99.5%, as compared with the three months ended September 30, 2025. The decrease was primarily attributable to the recognition of litigation settlement expense in the prior-year period associated with the preliminary approval of the settlement of the Fathom Realty lawsuit filed in August 2024 in the United States District Court for the Southern District of Florida. See Part II, Item 1 for a discussion of the lawsuit.

For the three months ended September 30, 2026, depreciation and amortization expenses decreased by approximately $0.01 million, or 2.4%, as compared with the three months ended September 30, 2025. The decrease was due to the absence of amortization related to our LiveBy business that we sold in November 2025.

For the three months ended September 30, 2026, impairment expenses increased by approximately $12.1 million, or 100.0% as compared with the three months ended September 30, 2025. The increase was primarily attributable to goodwill and intangible asset impairment charges recognized, primarily related to Encompass, during the current period as a result of changes in the Company's business operations.

Income Taxes

The Company recorded income tax (benefit) expense of approximately $0.02 million for each of the three months ended September 30, 2026 and 2025. This tax expense is primarily the result of current state income tax liabilities and deferred tax expense related to deferred tax liabilities that cannot be fully offset by deferred tax assets.

Comparison of the Nine Months Ended September 30, 2026 and 2025 (dollar amounts in thousands)

	Nine Months Ended September 30,		Change
	2026	2025	Dollars	Percentage
Gross commission income	$270,930	$314,067	$(43,137)	(13.7)%
Other service revenue	18,712	15,804	2,908	18.4%
Total revenue	$289,642	$329,871	$(40,229)	(12.2)%

For the nine months ended September 30, 2026, gross commission income decreased by approximately $43.1 million, or 13.7%, as compared with the nine months ended September 30, 2025. This decrease was primarily attributable to a 17.8% decrease in transaction volume; we had 27,857 real estate transactions during the nine months ended September 30, 2026, compared to 33,904 transactions during the nine months ended September 30, 2025. Our transaction volume decreased primarily due to a reduction in our agent count and continued softness in existing home sales. During the nine months ended September 30, 2026, average revenue per transaction was $9,726, a 5.0% increase compared to $9,263 during the nine months ended September 30, 2025, primarily attributable to higher transaction volumes generated through the Fathom Elevate plan.

For the nine months ended September 30, 2026, other service revenue increased by approximately $2.9 million, or 18.4%, as compared with the nine months ended September 30, 2025. This increase was primarily attributable to growth in title service transaction volume, reflecting organic expansion, increased walkover activity, and continued growth in the Company’s mortgage business.

	Nine Months Ended September 30,		Change
	2026	2025	Dollars	Percentage
Commission and service costs	$265,651	$302,815	$(37,164)	(12.3)%
General and administrative	27,462	24,881	2,581	10.4%
Marketing	3,968	3,753	215	5.7%
Technology and development	9,778	5,594	4,184	74.8%
Litigation contingency	215	2,011	(1,796)	(89.3)%
Depreciation and amortization	1,630	1,658	(28)	(1.7)%
Impairment	12,085	—	12,085	100.0%
Total operating expenses	$320,789	$340,712	$(19,923)	(5.8)%

For the nine months ended September 30, 2026, commission and service costs decreased by approximately $37.2 million, or 12.3%, as compared with the nine months ended September 30, 2025. Commission and service costs primarily includes costs related to agent commissions, net of fees paid to us by our agents. These costs generally correlate with recognized revenues. As such, the decrease in commission and service costs compared to the same period in 2025 was primarily attributable to a decrease in agent commissions.

For the nine months ended September 30, 2026, general and administrative expenses increased by approximately $2.6 million, or 10.4%, as compared with the nine months ended September 30, 2025. The increase was primarily attributable to higher bad debt expense associated with agent fees.

For the nine months ended September 30, 2026, total marketing expenses increased by approximately $0.2 million, or 5.7%, as compared with the nine months ended September 30, 2025. The increase was primarily due to the Company's investment in growth.

For the nine months ended September 30, 2026, total technology and development expenses increased by approximately $4.2 million, or 74.8%, as compared with the nine months ended September 30, 2025. The increase was primarily attributable to accelerated amortization of capitalized software costs resulting from changes in the Company's technology platforms and the planned discontinuation of certain internally developed software applications.

For the nine months ended September 30, 2026, total litigation contingency expenses decreased by approximately $1.8 million, or 89.3%, as compared with the nine months ended September 30, 2025. The decrease was primarily attributable to the recognition of litigation settlement expense in the prior-year period associated with the preliminary approval of the settlement of the Fathom Realty lawsuit filed in August 2024 in the United States District Court for the Southern District of Florida. See Part II, Item 1 for a discussion of the lawsuit.

For the nine months ended September 30, 2026, depreciation and amortization expenses decreased by approximately $28 thousand, or 1.7%, as compared with the nine months ended September 30, 2025. The decrease was due to the absence of amortization related to our LiveBy business that we sold in November 2025.

For the nine months ended September 30, 2026, impairment expenses increased by approximately $12.1 million, or 100.0% as compared with the nine months ended September 30, 2025. The increase was primarily attributable to goodwill and intangible asset impairment charges recognized, primarily related to Encompass, during the current period as a result of changes in the Company's business operations.

Income Taxes

The Company recorded income tax expense of approximately $0.1 million for each of the nine months ended September 30, 2026 and 2025. This tax expense is primarily the result of current state income tax liabilities and deferred tax expense related to deferred tax liabilities that cannot be fully offset by deferred tax assets.

Liquidity and Capital Resources (dollar amounts in thousands)

Capital Resources

	September 30,	December 31,	Change
	2026	2025	Dollars	Percentage
Current assets	19,836	35,920	(16,084)	(44.8)%
Current liabilities	35,555	33,897	1,658	4.9%
Net working capital	$(15,719)	$2,023	$(17,742)	(877.0)%

To date, our principal sources of liquidity have been the net proceeds we received through public offerings and private sales of our common stock, the sale of businesses, as well as proceeds from loans. As of September 30, 2026, our cash and cash equivalents (including restricted cash) totaled approximately $3.6 million, which represented a decrease of approximately $2.2 million compared to December 31, 2025. As of September 30, 2026, we had net working capital of approximately negative $15.7 million, which represented a decrease of $17.7 million compared to December 31, 2025. As noted above, in May 2024 we sold our wholly-owned subsidiary, Dagley Insurance Agency for approximately $15.0 million in cash, $7.4 million of which we received at closing. The Company received $4.0 million during 2025. Of the balance the Company is owed related to the sale of its insurance business, the Company received $2.6 million in the first eight months of 2026 and received the outstanding $0.4 million from NXH as part of debt purchase. On April 7, 2025, the Company repaid its $3.5 million convertible note (the “2023 Note”) in full. In March 2025, the Company completed a public offering of common stock (the "March 2025 Offering"), which resulted in the issuance and sale by the Company of 3,505,364 shares of common stock at an offering price of $0.68 per share and 832,639 shares of common stock at an offering price of $0.72 per share, generating gross proceeds of $3.0 million, of which the Company received total net proceeds of $2.9 million, after deducting underwriting discounts and other offering costs. In September 2025, the Company completed a public offering of common stock (the "September 2025 Offering"), which resulted in the issuance and sale by the Company of 3,450,000 shares of common stock at an offering price of $2.00 per share, generating gross proceeds of $6.9 million, of which the Company received total net proceeds of $6.5 million, after deducting underwriting discounts and other offering costs. The Company received $3.0 million in November 2025 related to the sale of its LiveBy business. The Company has short-term obligations totaling $8.7 million, consisting of a $5.0 million promissory note due in November 2026 and $3.7 million in liabilities related to legal settlements. In September 2024, the Company completed a private placement of senior secured convertible promissory notes with an aggregate principal amount of $5.0 million (the “2024 Notes”). The 2024 Notes were issued to an existing shareholder who beneficially owned more than 5% of the Company’s common stock and to the Chairman of the Company’s Board of Directors (the “2024 Offering”). The 2024 Notes mature in November 2026. In March 2026, the Company entered into a subordinated secured promissory note in the original principal amount of $2.0 million (the “Bridge Note”), which was increased to $3.0 million on May 29, 2026 when the Company and the original party agreed to amend and restate the Bridge Note. In response to the identified conditions, NXH has committed to provide financial support to the Company, for a year and one day following December 1, 2026. Based on NXH's commitment and financial capacity, management believes it is probable that these plans will be effectively implemented and will mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of the issuance of these condensed consolidated financial statements.

We anticipate that our existing balances of cash and cash equivalents and future expected cash flows generated from our operations and committed financial support will be sufficient to satisfy our operating requirements for at least the next twelve months from the date of the issuance of these unaudited interim condensed consolidated financial statements.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2026 and 2025 (dollar amounts in thousands)

	Nine Months Ended September 30,		Change
	2026	2025	Dollars	Percentage
Net cash (used in) provided by operating activities	942	(8,633)	9,575	(110.9)%
Net cash provided by investing activities	2,084	1,717	367	21.4%
Net cash (used in) provided by financing activities	(5,283)	9,444	(14,727)	(155.9)%

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2026 consisted of a net loss of $36.2 million, non-cash charges of $25.7 million, including $0.9 million of stock-based compensation expense, $8.9 million of depreciation and amortization, $12.1 million of impairment expenses and $2.6 million of provision for credit losses. Changes in assets and liabilities were primarily driven by $263.2 million in mortgage loan originations, partially offset by $277.1 million in proceeds from the sales and principal payments on mortgage loans held for sale.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2026 primarily consisted of proceeds from the sale of Dalgey Insurance Agency completed in May 2024 of $3.0 million, partially offset by the purchase of intangible assets related to technology development of  $0.8 million.

Net cash provided by investing activities for the nine months ended September 30, 2025 primarily consisted of proceeds from the sale of Dagley Insurance Agency completed in May 2024 of $4.0 million, partially offset by the purchases of intangible assets related to technology development of $2.1 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026 was driven by a net decrease of approximately $7.6 million in warehouse lines of credit, offset by $3.0 million in proceeds from the Bridge Note.

Net cash provided by financing activities for the nine months ended September 30, 2025 consisted primarily of the $9.5 million in proceeds from the issuance of common stock in connection with a public offering and the change of $4.4 million on our warehouse lines of credit, and the repayment of a $3.5 million convertible note.

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

The Company has determined that the main expenses regularly reviewed by the CODM in assessing segment performance are:

•	Compensation Expense – Includes salaries and wages for personnel across the Real Estate Brokerage, Mortgage, Title, and Corporate and Other Services functions.

•

Commission Expense – Includes commissions and related agent payments incurred in connection with revenue-generating transactions, across the Real Estate Brokerage, Mortgage, Title, and Corporate and Other Services functions.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Loss before income tax	$(21,741)	$(4,333)	$(36,135)	$(13,492)
Stock based compensation	(161)	562	852	3,013
Depreciation and amortization	4,990	1,483	8,920	4,380
Litigation contingency	10	2,000	215	2,011
Impairment	12,085	—	12,085	—
Other expense, net	2,539	295	4,988	2,651
Adjusted EBITDA	$(2,278)	$6	$(9,075)	$(1,437)

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Our Annual Report on Form 10-K for the year ended December 31, 2025 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. During the nine months ended September 30, 2026, management performed impairment assessments of goodwill and certain intangible assets and property and equipment, which required significant judgments and estimates in determining their respective fair values. These nonrecurring fair value measurements involved assumptions and valuation methodologies as further described in the applicable footnotes to the consolidated financial statements.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on the evaluation of our Interim Chief Executive Officer and Chief Financial Officer, it was concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In September 2024, Fathom Realty, a wholly-owned subsidiary of the Company, reached a nationwide settlement related to claims asserted in Burnett v. The National Association of Realtors, et al. As part of the settlement, Fathom Realty paid $0.5 million into a settlement fund on October 1, 2025, and an additional $0.5 million on January 2, 2026. The settlement payment of $1.95 million, originally due on October 1, 2026, was not made when due. The Company has proposed satisfying the remaining obligation through principal installment payments of $0.1 million by December 31, 2026, $0.5 million by June 30, 2027, $0.5 million by December 31, 2027, and $0.85 million by May 31, 2028, bearing interest at an annual rate of 3.0%. Although the proposed payment arrangement has not been formally agreed to by the plaintiff, the Company has received indication that, provided it makes the payments in accordance with this proposed schedule, the plaintiff does not intend to pursue further legal action with respect to the settlement obligation. As of September 30, 2026, the Company has recorded the remaining settlement obligation on its consolidated balance sheet in accrued and other current liabilities.

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

A fourth purported class action was filed against Fathom Realty, LLC and other real estate brokers on September 26, 2024 on behalf of buyers of residential property nationwide, and with an Illinois-specific sub-class. In the complaint, the Plaintiffs allege that Defendants conspired to raise buyer broker commissions in violation of Section 1 of the Sherman Act, the Illinois Antitrust Act, and the Illinois Consumer Fraud and Deceptive Business Practices Act. On December 16, 2024, the Company filed a Motion to Dismiss for Failure to State a Claim, and the plaintiffs filed an amended complaint in January 2025. The parties have agreed in principle to a settlement amount of $0.3 million, payable in three installments; however, the agreement remains subject to negotiation and execution of a mutually acceptable settlement agreement. The Company has included $0.2 million in accrued and other current liabilities and $0.1 million in other long-term liabilities in its consolidated balance sheet as of September 30, 2026.

My Home Group, which the Company acquired in November 2024, is a defendant in a lawsuit filed in January 2024 in the United States District Court for the District of Arizona. On February 5, 2026, the Court granted final approval of the settlement. The period to file any appeals expired on March 9, 2026, and no appeals were filed, making the settlement final. The total settlement amount is $1.0 million. As of September 30, 2026, the Company had paid $0.1 million in December 2025, with an additional $0.4 million paid on August 3, 2026. The remaining $0.5 million is due on or before March 9, 2027. Accordingly, the Company has recorded $0.5 million in other current liabilities in its consolidated balance sheet as of September 30, 2026.

Fathom Realty, LLC was a defendant in a lawsuit filed in August 2024 in the United States District Court for the Southern District of Florida. The Court granted final approval of the settlement, resolving the matter. The total settlement amount was approximately $1.1 million. The Company made a settlement payment of approximately $0.8 million on May 26, 2026, an additional payment of approximately $0.2 million on July 1, 2026, and the final payment of approximately $0.2 million on August 24, 2026.

On January 28, 2026 the Company received written notice from TotalBrokerage alleging that MHG failed to remit certain subscription fees due in January 2026 under the parties’ subscription agreement (the “TotalBrokerage Agreement”). The TotalBrokerage matter involves an alleged claim amount of approximately $1.0 million.

The Company is currently evaluating the claims asserted by TotalBrokerage and assessing its contractual rights and obligations under the TotalBrokerage Agreement. At this time, the Company cannot reasonably estimate the ultimate outcome of this matter or determine whether a loss contingency exists or the amount of any potential loss, if any. Accordingly, no accrual has been recorded as of September 30, 2026. The Company will continue to evaluate this matter and will record a liability in a future period if and when a loss becomes probable and reasonably estimable.

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

The following risk factor supplements the risk factors previously disclosed in the Form 10-K and in our most recent Quarterly Report on Form 10-Q, as filed with the SEC on July 16, 2026, and reflect material developments during the quarter ended September 30, 2026:

We have experienced defaults under our convertible notes and we may not be able to obtain an extension on the amounts due under such notes on favorable terms, or at all and our liquidity depends in part on continued financial support from NXH.

Although the Holders of the 2024 Notes agreed to extend the maturity date of the 2024 Notes to November 1, 2026, pursuant to the Second Amendment, and then again to November 30, 2026, pursuant to the Third Amendment, such extensions were conditioned on, among other things, an increase in the interest rate to 18.0% per annum, a reduction in the conversion price, the deferral of accrued interest and the payment of weekly extension fees. There can be no assurance that the Holders will agree to any further extension of the maturity date of the 2024 Notes on terms favorable to the Company, or at all. If the Company is unable to obtain a further extension or to repay or refinance the 2024 Notes, including all accrued and unpaid interest and extension fees, at or before maturity, the Holders could exercise their remedies under the 2024 Notes, including against the collateral securing the 2024 Notes, which could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company is dependent upon committed financial support from NXH to mitigate conditions that raised substantial doubt about the Company’s ability to continue as a going concern. If NXH’s financial support is not sustained, the Company might not have sufficient liquidity to meet its obligations. See Note 2 and Note 8 to the condensed consolidated financial statements for additional information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

There were no equity repurchases for the three and nine months ended September 30, 2026. The approximate dollar value of shares that may yet be purchased pursuant to the repurchase program is $4.0 million. Management has no plans to repurchase additional shares at this time.

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

Item 6. Exhibits.

Exhibit Number	Description
10.1	Form of Second Amendment to Senior Secured Convertible Promissory Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2026).

10.2	Termination Agreement, dated October 5, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2026).

10.3

Form of Third Omnibus Amendment to Senior Secured Convertible Promissory Notes, dated as of November 2, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2026).

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

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2026 and 2025; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_____________________________________________________________

*         Filed herewith.

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

FATHOM HOLDINGS INC.

Date: November 13, 2026	By:	/s/ Daniel Weinmann
Daniel Weinmann
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)